Form 10-K
period 2022-07-31
THOR INDUSTRIES INC
filed 2022-09-28
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K
(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 001-09235

THOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware		93-0768752
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

601 E. Beardsley Ave., Elkhart, IN		46514-3305
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (574) 970-7460
Securities registered pursuant to Section 12(b) of the Exchange Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common stock (Par value $0.10 Per Share)	THO	New York Stock Exchange
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
Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2022 was approximately $4.441 billion based on the closing price of the registrant’s common shares on January 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) current executive officers of the registrant who are identified as “named executive officers” pursuant to Item 10 of the registrant’s Form 10-K for the fiscal year ended July 31, 2021 and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. The exclusion of such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of shares of the registrant’s common stock outstanding as of September 15, 2022 was 53,676,962.
Documents incorporated by reference:
Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K

PART I

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

Acquisitions

Fiscal 2022

Airxcel

On September 1, 2021, the Company acquired Wichita, Kansas-based AirX Intermediate, Inc. (“Airxcel”). Airxcel manufactures a comprehensive line of high-quality component products which are sold primarily to original equipment RV manufacturers as well as consumers via aftermarket sales through dealers and retailers. Airxcel provides industry-leading products in recreational vehicle heating, cooling, ventilation, cooking, window coverings, sidewalls and roofing materials, among others. The final cash consideration for the Airxcel acquisition was $745,279, net of cash acquired, and was funded through a combination of cash-on-hand and $625,000 of borrowings from the Company's asset-based credit facility (“ABL”). In conjunction with the Airxcel acquisition, the Company expanded its existing ABL facility from $750,000 to $1,000,000, favorably amended certain terms of the agreement and extended the term of the ABL as discussed in Note 12 to the Consolidated Financial Statements. The interest rate provisions remained unchanged.

The Company acquired Airxcel as part of its long-term, strategic growth plan and the acquisition is expected to provide numerous benefits, including strengthening the RV supply chain, diversifying the Company's revenue sources and expanding Airxcel’s supply chain business in North America and Europe. Airxcel operates as an independent operation in the same manner as the Company's other subsidiaries.

Togo Group

During the third quarter of fiscal 2022, the Company acquired the remaining interest in Togo Group for $16,144 in cash, and as a result holds a 100% ownership interest in Togo Group as of July 31, 2022. The Togo Group was rebranded as Roadpass Digital in November 2021.

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

The initial cash consideration for the acquisition of the Tiffin Group was approximately $300,000, subject to adjustment, and was funded through existing cash-on-hand as well as $165,000 in borrowings from the Company’s existing asset-based credit facility. The total cash consideration to be paid was subject to the final determination of the actual acquired net working capital, as defined in the Tiffin Group SPA, as of the close of business on December 18, 2020, which determination was finalized in the fourth quarter of fiscal 2021 and the final cash consideration for the Tiffin Group was $288,238, net of cash acquired.

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

Fiscal 2020

Togo Group

In February 2018, the Company formed a 50/50 joint venture, originally called TH2connect, LLC, with Tourism Holdings Limited ("thl"). In July 2019, this joint venture was rebranded as "Togo Group." Togo Group was formed to own, improve and sell innovative and comprehensive digital applications through a platform designed for the global RV industry. From its formation through March 23, 2020, the Company applied the equity method of accounting to the joint venture.

Effective March 23, 2020 the Company and thl reached an agreement (the “2020 Agreement”) whereby the Company obtained additional ownership interest in Togo Group. As a result of the 2020 Agreement, THOR had a 73.5% controlling interest in Togo Group and the power to direct the activities of Togo Group. Since the effective date of the 2020 Agreement, the operating results, balance sheet accounts and cash flow activity of Togo Group have been consolidated within the Company's Consolidated Financial Statements.

Togo Group is managed as a stand-alone operating entity.

North American Recreational Vehicles

THOR, through its operating subsidiaries, is currently the largest manufacturer of RVs in North America, by units sold and revenue, based on retail statistics published by Statistical Surveys, Inc. and other reported data. Our North American operating subsidiaries are as follows:

Airstream

Airstream manufactures and sells premium quality travel trailers and motorhomes. Airstream travel trailers are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreational vehicle industry. Airstream manufactures and sells travel trailers under the trade names Airstream Classic, Airstream Pottery Barn, Globetrotter, International, Flying Cloud, Caravel, Bambi and Basecamp. Airstream also sells the Interstate, Atlas and Rangeline series of Class B motorhomes.

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

KZ

KZ manufactures and sells conventional travel trailers and fifth wheels and includes the operations of KZ and Venture RV. KZ manufactures and sells conventional travel trailers and fifth wheels under trade names such as Classic, Escape, Sportsmen, Connect, Venom, Gold, Durango, and Sportster, while Venture RV manufactures and sells conventional travel trailers under trade names such as Stratus, SportTrek and Sonic.

Thor Motor Coach

Thor Motor Coach manufactures and sells gasoline and diesel Class A, Class B and Class C motorhomes. Its products are sold under trade names such as Ace, Aria, Axis, Challenger, Chateau, Compass, Delano, Echelon, Four Winds, Gemini, Geneva, Hurricane, Magnitude, Miramar, Omni, Outlaw, Palazzo, Quantum, Resonate, Rize, Sanctuary, Scope, Sequence, Tellaro, Tuburon, Tranquility, Tuscany, Vegas, Venetian and Windsport.

Tiffin Group (Tiffin)

The Tiffin Group manufactures and sells conventional motorhomes and fifth wheels, and includes the operations of Tiffin Motorhomes, Inc. and Vanleigh RV. Tiffin Motorhomes, Inc. manufactures and sells premium diesel and gasoline Class A, Class B, and Class C motorhomes under trade names such as Allegro, Allegro Bay, Allegro Breeze, Allegro Bus, Allegro Red, Cahaba, Phaeton, Wayfarer and Zephyr. Vanleigh RV manufactures and sells fifth wheels under trade names such as Ambition, Beacon and Vilano.

European Recreational Vehicles

THOR, through its Erwin Hymer Group (EHG) operating subsidiary, is a leading manufacturer of recreational vehicles in Europe, according to statistics published by the Caravaning Industry Association e.V. (“CIVD”) and the European Caravan Foundation (“ECF”).

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

Other

Airxcel

AirX Intermediate, Inc. (“Airxcel”) manufactures a comprehensive line of high-quality RV-related products which they sell primarily to RV original equipment manufacturers as well as consumers via aftermarket sales through dealers and retailers.

Postle

Postle Operating, LLC ("Postle") manufactures and sells aluminum extrusions and specialized component products to RV and other manufacturers.

Togo Group

Togo Group develops and markets innovative digital products and services that empower travelers to more easily own and maintain recreational vehicles, as well as discover, book, and navigate road trips. Togo Group operates digital consumer services under various names at July 31, 2022 including: Campendium, Overnight RV Parking, Roadpass, Roadtrippers, RVillage, and Togo RV. The Togo Group was rebranded as Roadpass Digital in November 2021.

Product Line Sales and Segment Information

The Company has three reportable segments: (1) North American Towable Recreational Vehicles, (2) North American Motorized Recreational Vehicles and (3) European Recreational Vehicles. The North American Towable Recreational Vehicles reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (including Cruiser RV and DRV), Jayco (including Jayco towable, Starcraft and Highland Ridge), Keystone (including CrossRoads and Dutchmen), KZ (including Venture RV) and Tiffin Group (Vanleigh RV). The North American Motorized Recreational Vehicles reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (including Jayco motorized and Entegra Coach), Thor Motor Coach and Tiffin Group (Tiffin Motorhomes, Inc). The European Recreational Vehicles reportable segment consists solely of the EHG business. EHG manufactures a full line of motorized and towable recreational vehicles, including motorcaravans, campervans urban vehicles and caravans in eight RV production facilities within Europe.

The operations of the Company’s Airxcel, Postle and Togo Group subsidiaries are included in “Other,” which is a non-reportable segment. Net sales included in Other mainly relate to the sale of aluminum extrusions and specialized RV-component products. Intercompany eliminations adjust for Airxcel and Postle sales to the Company’s North American towable and North American motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of such components to third-party customers.

Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, deferred compensation plan assets and certain Corporate real estate holdings primarily utilized by certain U.S.-based operating subsidiaries.

The table below sets forth the contribution of each of the Company’s reportable segments to net sales in each of the last three fiscal years:

	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Recreational vehicles:
North American Towables (1)	$8,661,945	53.1	$6,221,928	50.5	$4,140,482	50.7
North American Motorized (1)	3,979,647	24.4	2,669,391	21.7	1,390,098	17.0
European	2,887,453	17.7	3,200,079	26.0	2,485,391	30.4
Total recreational vehicles	15,529,045	95.2	12,091,398	98.2	8,015,971	98.1
Other (2)	1,225,824	7.5	373,174	3.0	234,481	2.9
Intercompany eliminations	(442,344)	(2.7)	(147,192)	(1.2)	(82,519)	(1.0)
Total	$16,312,525	100.0	$12,317,380	100.0	$8,167,933	100.0
(1)The North American Towables and Motorized totals include approximately 7 months of operations in FY 2021 for the Tiffin Group from the December 18, 2020 acquisition date.
(2)Other totals include 11 months of operations in FY 2022 for Airxcel from the September 1, 2021 acquisition date.

For additional information regarding our segments, see Note 3 to the Consolidated Financial Statements.

Recreational Vehicles

Overview

We manufacture a wide variety of recreational vehicles in the United States and Europe and sell those vehicles, as well as related parts and accessories, primarily to independent, non-franchise dealers throughout the United States, Canada and Europe. North American recreational vehicle classifications are based upon standards established by the RV Industry Association (“RVIA”). The principal types of recreational vehicles that we produce in North America include conventional travel trailers and fifth wheels as well as Class A, Class C and Class B motorhomes. In Europe, we produce numerous types of motorized and towable recreational vehicles, including motorcaravans, campervans, urban vehicles, caravans and other RV-related products and services.

North American Recreational Vehicles

Travel trailers are non-motorized vehicles which are designed to be towed by passenger automobiles, pickup trucks, SUVs or vans. Travel trailers provide comfortable, self-contained living facilities for camping, vacationing and multiple other purposes. Within North America we produce “conventional” and “fifth wheel” trailers. Conventional trailers are towed by means of a frame hitch attached to the towing vehicle. Fifth wheel trailers, designed to be towed by pickup trucks, are constructed with a raised forward section that is attached to a receiver in the bed area of the pickup truck.

A motorhome is a self-powered vehicle built on a motor vehicle chassis. Motorhomes are self-contained with their own lighting, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be utilized without being attached to utilities.

Within North America, Class A motorhomes, generally constructed on medium-duty truck chassis, are supplied complete with engine and drivetrain components by motor vehicle manufacturers such as Ford, Freightliner and The Shyft Group. We design, manufacture and install the living area and driver’s compartment of Class A motorhomes. Class C and Class B motorhomes are generally built on a Ford, General Motors or Mercedes-Benz small truck or van chassis, which includes an engine, drivetrain components and a finished cab section. We construct a living area which has access to the driver’s compartment and attaches to the cab section. Although they are not designed for permanent or semi-permanent living, motorhomes can provide comfortable living facilities for camping, vacationing and multiple other purposes.

European Recreational Vehicles

In Europe, a caravan is a travel trailer which is a non-motorized vehicle designed to be towed by passenger automobiles, SUVs or vans. Caravans provide comfortable, self-contained living facilities for camping, vacationing and multiple other purposes. In Europe, the focus is on light and small caravans that can even be towed by small passenger cars.

Motorcaravans are similar to the Class A and Class C motorized products in the North American market. Motorcaravans include various types, such as, integrated, semi-integrated and alcove, and are generally constructed on light duty truck chassis, supplied complete with engine and drivetrain components by chassis manufacturers such as Stellantis, Mercedes-Benz, Ford and Iveco. The main difference between European motorcaravans as compared to RVs in the North American market is that the focus in Europe is on lighter and smaller vehicles due to weight restrictions and driving license requirements.

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

A campervan is comparable to the Class B motorhome in the North American market. They are generally built on a Stellantis, Mercedes-Benz or Ford panel van chassis which includes an engine, drivetrain components and a finished cab section. A constructed living area provides access to the driver’s compartment and attaches to the cab section. As they are smaller and more compact than typical motorhomes, a campervan has the advantage of being easier to maneuver and easier to park.

An urban vehicle is a multi-functional vehicle, similar to a minivan, is generally built on a Stellantis or Ford chassis and is mainly used as a family car but has a small removable kitchen and sitting area that can be converted into a sleeping area. Additionally, these vehicles are equipped with a pop-up roof to provide additional sleeping quarters.

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

Our relationship with our chassis suppliers is similar to our other RV vendor relationships in that no long-term contractual commitments are entered into by either party. Historically, chassis manufacturers resort to an industry-wide allocation system during periods when chassis supply is restricted. These allocations are generally based on the volume of chassis previously purchased. While we are not dependent on any one supplier, we do depend on a consistent supply of chassis from a limited number of chassis suppliers. Sales of our motorized RV products, including motorhomes, motorcaravans, campervans and urban vehicles, rely on these chassis.

We continue to receive communications from North American and European chassis suppliers that due to a number of factors, including (1) supply constraints of key components that they require for the manufacturing of chassis, such as semiconductor chips and engines, (2) demand outpacing their production capacity, and (3) personnel shortages, their production of chassis will be limited. As a direct result, our production and sales of motorized RVs will be negatively impacted. The current chassis shortage is anticipated to continue throughout our fiscal 2023. It is currently extremely difficult to predict which chassis will be available from our various suppliers and in what quantities for which products, as modifying available chassis for certain motorized products to use for other products is not a viable alternative. This further negatively impacts our production schedule and cost structure as we try to balance our production and personnel staffing levels and schedules to the available chassis, often with short notice. The North American and European recreational vehicle industries have, from time to time in the past and during the fiscal year ended July 31, 2022, experienced shortages of chassis for various reasons, including component shortages, production delays and work stoppages at the chassis manufacturers.

The North American and European RV industries are also facing continuing supply shortages or delivery delays of other, non-chassis, raw material components. While our supply chain has been resilient enough to support us during our recent growth in sales and production, these shortages and constraints have negatively impacted our ability to further increase production rates and sales, primarily of our motorized RV products, and has caused an increase in unfinished units as of July 31, 2022 compared to historical levels. We believe these raw material shortages and delays may continue to result in production delays or adjusted production rates, and could have a negative impact on our sales and earnings. If shortages of chassis or other component parts were to become more significant or longer term in nature, or if other factors were to impact our suppliers' ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected. Where possible, we continue to work closely with our suppliers on various supply chain strategies to minimize these constraints, and we continue to identify alternative suppliers.

This situation is fluid, with the items experiencing shortages changing frequently as disruptions caused by COVID-19 and other events are impacting the entire supply chain as well as the transportation of those items. If the supply constraints become more significant, longer term in nature or are not limited in scope; if industry demand increases faster than the suppliers can respond; or if other factors were to impact the suppliers’ ability to supply our production needs, our business and results of operations could be adversely affected. We are continuing to take proactive steps to limit the impact of these supply constraints and delays on our production and sales.

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

Seasonality

Historically, since recreational vehicles were used primarily by vacationers and campers, our recreational vehicle sales tended to be seasonal and, in most geographical areas, tended to be lower during the winter months than in other periods. As a result of being primarily used for vacations, our recreational vehicle sales were historically lowest during our second fiscal quarter, which ends on January 31 of each year. However, industry wholesale shipments in calendar 2021 and the first half of calendar 2022 did not follow typical historical seasonal patterns as we and dealers responded to the high consumer demand for RVs. We currently expect that our historical seasonal patterns will return in fiscal 2023 as dealer inventory levels and consumer demand become balanced.

Marketing and Distribution

We sell our recreational vehicles primarily to independent, non-franchise dealers located throughout the United States, Canada and Europe. Each of our recreational vehicle operating subsidiaries sells to its own network of independent dealers, with many dealers carrying more than one of our product lines, as well as products from other manufacturers. As of July 31, 2022, there were approximately 2,400 independent, non-franchise dealership locations carrying our products in the U.S. and Canada and approximately 1,100 dealership locations, of which two are Company-owned, carrying our products throughout Europe. We believe that the working relationships between the management and sales personnel of our operating entities and the independent dealers provide us with valuable information on customer preferences and the quality and marketability of our products.

Our European brands distribute their vehicles in Europe through dealer networks that offer various EHG brands covering all price segments in each region, avoiding brand overlap even in regions with two or more dealers that offer EHG brands. The European dealer base is comprised primarily of independent dealers, although EHG does operate two Company-owned dealerships. Approximately 45% of the independent European dealers sell EHG brands exclusively.

Each of our recreational vehicle operating subsidiaries has its own wholesale sales force that works directly with its independent dealers. Typically, there are wholesale shows held during the year in certain locations within the United States and Europe. These shows allow dealers to view new and existing products as well as place orders.

Historically, the most important retail sales events occur at various consumer recreational vehicle shows or trade fairs which take place throughout the year at different locations across the United States, Canada and Europe. However, due to the COVID-19 pandemic and efforts to limit its spread, most retail show sponsors and dealers cancelled these shows in calendar 2020 and calendar 2021. Since January 2022, however, many of these retail shows have returned and have been well attended, and in a number of cases even set attendance records. We believe that we, and our dealers, are better positioned now to reach existing and new RV consumers through a strategic combination of retail shows and digital marketing activities. We also benefit in the United States from the recreational vehicle awareness advertising and marketing programs sponsored by the RVIA in national print media and television.

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

One dealer, FreedomRoads, LLC, accounted for approximately 13.0% of our consolidated net sales in fiscal 2022 and for approximately 13.0% and 15.0% in fiscal 2021 and fiscal 2020, respectively. This dealer also accounted for approximately 10.0% of the Company’s consolidated trade accounts receivable at July 31, 2022 and approximately 15.0% at July 31, 2021.

We generally do not finance dealer purchases. Most dealers are financed on a “floor plan” basis by an unrelated bank or financing company, which lends the dealer all or substantially all of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreational vehicle industry, we will generally execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request. Repurchase agreements provide that, typically for a period of up to 18 months after a unit is financed and in the event of default by the dealer and notification from the lending institution of the dealer default, we will repurchase all of the applicable or qualifying dealer units repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. Based on current conditions, we believe that future losses under these agreements would not have a material adverse effect on our Company. The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2022 and July 31, 2021 were $4,308,524 and $1,821,012, respectively. The losses incurred due to repurchase were not material in fiscal 2022, 2021 or 2020.

Backlog

The backlogs for our North American towable, North American motorized and European recreational vehicle segments as of July 31, 2022 and July 31, 2021, respectively, were as follows:

	July 31, 2022	July 31, 2021	Change Amount	% Change
Recreational vehicles
North American Towables	$2,571,009	$9,284,229	$(6,713,220)	(72.3)
North American Motorized	3,436,629	4,014,738	(578,109)	(14.4)
Total North America	6,007,638	13,298,967	(7,291,329)	(54.8)
European	2,753,602	3,559,097	(805,495)	(22.6)
Total	$8,761,240	$16,858,064	$(8,096,824)	(48.0)

The significant decrease in North American backlog was anticipated as we focused heavily during fiscal 2022 to increase production and sales in order to satisfy dealer orders existing at July 31, 2021. The record backlog level at July 31, 2021 was attributable to a number of causes, including high consumer demand, significant supply chain issues which lowered our production rates in fiscal 2021 as compared to demand and our production capacity, on-going COVID-19 impacts such as employee absenteeism and self-imposed safety protocols both of which lowered output and the low levels of independent North American and European RV dealer stocking inventory, all of which led to increased dealer orders and backlog.

Our North American backlog at July 31, 2022, while still somewhat elevated, is generally more in line with historical levels given improved dealer stocking inventory levels and anticipated future consumer demand. In addition, in line with historical practices, dealers with an adequate stocking level at July 31, 2022 are delaying orders until the RV Open House scheduled for late September 2022 when our U.S.-based operating units will introduce their new and enhanced models. The decrease in the European RV backlog is primarily due to the decrease in the current foreign exchange rate compared to the prior year, as well as product mix changes. At July 31, 2021 the exchange rate from Euro to U.S. dollars was 1.1891 while at July 31, 2022 the rate was 1.0198, a decrease of 14.2%.

Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. The manufacturing time in the recreational vehicle business is relatively short. Barring any significant and longer-term material supply constraints, the existing backlogs of the North American towable, North American motorized and European recreational vehicle segments are expected to be filled in the remainder of calendar 2022 and calendar 2023.

Product Warranties

In North America, we generally provide retail purchasers of our recreational vehicles with a one-year or two-year limited warranty against defects in materials and workmanship with longer warranties on certain structural components. In Europe, we generally offer a two-year limited warranty on certain structural components and up to a 12-year warranty against water leakage. The chassis and engines in our motorized RV products are generally warranted for various periods in excess of one year by their manufacturers.

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

Governmental authorities in the regions in which we operate have various environmental control standards relating to air, water and noise pollution which affect our business and operations. For example, these standards, which are generally applicable to all companies, control our choice of paints, our air compressor discharge, the handling of our waste water and the noise emitted by our factories. We rely upon certifications obtained by chassis manufacturers with respect to compliance by our vehicles with applicable emission control standards.

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

We do not believe that ongoing compliance with the existing regulations discussed above will have a material effect in the foreseeable future on our capital expenditures, earnings or competitive position. However, future developments in regulation and/or policy could impose significant challenges and costs upon our business operations.

Competition

The recreational vehicle industry is generally characterized by low barriers to entry. The recreational vehicle market is intensely competitive, with numerous other manufacturers selling products that compete directly with our products. We also compete against consumer demand for used recreational vehicles, particularly during periods of economic downturn, and against other forms of consumer leisure, outdoor or vacation spending priorities. We also experience a certain level of competition between our own operating subsidiaries. Increased activity in the market for used recreational vehicles may also impact manufacturers’ sales of new products and varies depending on the availability of, and the price differential of, used recreational vehicles compared to new units. Competition in the recreational vehicle industry is based upon price, design, value, quality and service. We believe that the price, design, value and quality of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreational vehicles and consumer leisure spending. There are approximately 80 RV manufacturers in the U.S. and Canada, according to RVIA and approximately 30 RV manufacturers across Europe according to Caravaning Industry Association e.V. (“CIVD”).

Our primary RV competitors within the North American towable and motorized segments are Forest River, Inc. and Winnebago Industries, Inc. We are the largest recreational vehicle manufacturer in North America in terms of both units sold and revenue. According to Statistical Surveys, Inc., for the six months ended June 30, 2022, THOR’s current combined U.S. and Canadian market share based on unit retail sales was approximately 41.9% for travel trailers and fifth wheels combined and approximately 49.4% for motorhomes.

Our primary RV competitors within the European segment are Trigano, Hobby/Fendt, Knaus Tabbert and various vehicle manufacturers. According to CIVD, EHG’s current European market share for the six months ended June 30, 2022 based on unit retail sales was approximately 21.8% for motorcaravans and campervans combined and approximately 18.0% for caravans.

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

At July 31, 2022, we employed approximately 32,000 full-time employees worldwide, including approximately 23,000 full-time employees in the United States, of which approximately 2,800 were salaried, and approximately 9,000 full-time employees in Europe, of which approximately 2,400 were salaried. As of July 31, 2022, fewer than 200 of our North American employees were represented by certified labor organizations. Within our European-based operations, we are subject to employee contracts, Works Councils and certain labor organizations. We believe that we maintain a good working relationship with our employees.

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

Team Member Safety and Wellness

THOR is committed to the health and safety of every team member. We maintain a robust safety culture to reduce workplace injuries, supported by effective communication, reporting and external benchmarking. Within each of our manufacturing and distribution facilities, in both North America and Europe, we have site-specific safety and environmental plans designed to reduce risk. All of our sites follow safety laws and regulations, and all accidents, injuries or unsafe equipment, practices, or conditions are required to be reported to management immediately and are reviewed to determine if additional safety measures are warranted.

The health and wellness of our employees are top priorities for THOR. Our Corporate office and subsidiaries offer standard medical, vision and dental programs as well as various programs to further address the needs of our employees. For example, all THOR North American team members have access to the Employee Assistance Program ("EAP") where they can receive up to five free sessions to assist with counseling needs, personal and/or work-related concerns. Our EAP services are designed to help provide support for team members who are navigating life issues.

Our response to the COVID-19 global pandemic further illustrates our commitment to the health, wellness and safety of our team members. To support our employees, communities and other stakeholders, we make employee safety our top priority, following protocols that align with governmental authorities and health organizations, including the Centers for Disease Control and Prevention. Since the onset of the COVID-19 pandemic and throughout fiscal year 2022, THOR has taken numerous, stringent companywide measures to protect our workforce from COVID-19, including, but not limited to, robust cleaning and disinfecting protocols, no actual or implied penalties for those team members feeling ill and staying home, detailed contact tracing for those who may have been exposed and updating protocols and procedures when new information became available.

Diversity, Equity and Inclusion ("DE&I")

We strive to have an inclusive culture and diverse workforce, reflective of the communities in which our individual operating companies are located. We believe attracting and retaining talented and diverse employees will enable us to be more innovative and responsive to consumer needs and deliver strong sustained performance and growth. Our Corporate office DE&I Committee has focused on three main areas of Recruitment, Culture and Community Partnerships. These initiatives were identified to strengthen our inclusive culture by identifying innovative ways to attract talent, creating an inclusive corporate workplace and focusing on building strong partnerships with organizations in our community who serve diverse populations.

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
•the impact of war, military conflict, terrorism and/or cyber-attacks, including state-sponsored or ransom attacks;
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
•a shortage of necessary personnel for production and increasing labor costs and related employee benefits to attract and retain production personnel in times of high demand;
•the loss or reduction of sales to key independent dealers;
•disruption of the delivery of units to independent dealers;
•increasing costs for freight and transportation;
•the ability to protect our information technology systems from data breaches, cyber-attacks and/or network disruptions;

•asset impairment charges;
•competition;
•the impact of losses under repurchase agreements;
•the impact of the strength of the U.S. dollar on international demand for products priced in U.S. dollars;
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

OPERATIONAL RISKS

We are highly dependent on our suppliers to deliver components timely and in sufficient quantities to meet our production demands. In addition, certain key components, including chassis, are produced by only a small group of suppliers.

We depend on timely and sufficient delivery of components from our suppliers. Many components are readily available from a variety of sources. However, certain key components are currently produced by only a small group of suppliers that have the capacity to supply large quantities, primarily: 1) motorized chassis, where there are a limited number of chassis suppliers, and 2) windows and doors, towable frames and slide-out mechanisms, axles and upholstered furniture for our recreational vehicles, where LCI Industries is a major supplier for these items within the North American RV industry. The remaining components are sourced from a number of suppliers, that may not have 1) the ability to meet our needs timely or completely, 2) the financial reserves or borrowing power to successfully manage through an economic hardship or 3) the ability to financially support potential warranty or recall demands. Additionally, some of our suppliers have in the past discontinued, or could in the future discontinue, their business with little to no warning. If our Company is not adequately sourced for certain components, the discontinuation of even some smaller suppliers could have an adverse effect on our business.

During the last two years, a number of our North American and European chassis suppliers have experienced supply constraints of key components that they require to manufacture chassis, including semiconductor chips, which has limited their production of chassis. The reduced supply of chassis has negatively impacted our production rates and sales of motorized RVs, particularly in Europe. The North American and European recreational vehicle industries are currently and have from time to time in the past, experienced shortages of chassis for various other reasons, including component shortages, production delays, and capacity constraints including labor and work stoppages at the chassis manufacturers. Shortages of motorized chassis and unpredictable production levels and deliveries of chassis to our production facilities have had a negative impact on our results of operations in fiscal 2022 and in the recent past as we incurred additional labor and overhead costs in addition to missed sales as a result of our inability to meet customer demand. Based on communications from our chassis suppliers, we anticipate the supply constraints of chassis and certain other components to continue through fiscal 2023.

Continued consolidation within our major supplier base may also inhibit our ability to source components from alternative suppliers and could result in increased component costs, which may result in decreased margins or higher wholesale product costs, which could, ultimately, result in decreased demand for our products and adversely impact our sales and operating results.

In addition, certain RV components are sourced from countries where we do not currently have operations. Changes in trade policy and resulting tariffs that have or may be imposed, along with port, production or other delays, have, in the past, and could, again in the future, cause increased costs for, or shortages of, certain RV components or sub-components. We may not be able to source alternative supplies as necessary without increased costs or at all. If alternative sources of these components are not readily available, our sales and earnings could be negatively affected.

Finally, as is standard in the industry, our arrangements with chassis and other suppliers are generally terminable at any time either by us or by the supplier. If we cannot obtain an adequate supply of chassis or other key components, this would result in a decrease in our sales and earnings.

The cost and availability of raw materials or components used to make our products can be unpredictable.

Raw material prices have fluctuated significantly in the past and may continue to fluctuate considerably in the future. Competition and business conditions may limit the amount or timing of cost increases that can be passed on to our customers in the form of increased sales prices. Conversely, as raw material costs decline, we may not be able to maintain selling prices consistent with higher-cost raw materials in our inventory, which could adversely affect our operating results.

Additionally, our business depends on our ability to source raw materials and components in a timely and cost-efficient manner. Recently, certain raw materials and components that are used in manufacturing our products, have become unavailable, interrupted or delayed. We also rely on the free flow of goods through open and operational ports on a consistent basis for a portion of our raw materials and components. Adverse political conditions, trade embargoes, increased tariffs or import duties, inclement weather, natural disasters, public health crises, war, terrorism or labor disputes adversely impacting our supply chain create significant risks for our business, particularly if these conditions or disputes result in work slowdowns, lockouts, strikes, facility closures, supply chain interruptions, or other disruptions, and would have an adverse impact on our operating results if we are unable to fulfill customer orders or are required to accumulate excess inventory as safety stock or find alternate sources of supply, if available, at higher costs.

A material portion of our revenue is derived from sales of our products to international sources.

Combined sales from the United States to foreign countries (predominately Canada) and sales from our foreign subsidiaries to countries other than the U.S. (predominately within the European Union) represent approximately 25.0% of THOR’s consolidated sales for fiscal 2022. These non-U.S. sales create the potential for numerous risks which could negatively impact our financial operating results, including foreign currency effects, tariffs, customs duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties, and regulations, and unexpected changes in regulatory or tax environments, disruptions in supply or distribution, dependence on foreign personnel and various employee work agreements, foreign governmental action, as well as economic and social instability. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries or unfavorable tax law changes.

Global political uncertainty poses risks of volatility in global markets, which could negatively affect our operations and financial results. Changes in U.S. policy regarding foreign trade or manufacturing may create negative sentiment about the U.S. among non-U.S. dealers, end customers, employees, or prospective employees, all of which could adversely affect our business, sales, hiring and employee retention. If we are unable to anticipate and effectively manage these and other risks of operating in and selling into foreign jurisdictions, our international operations and our business as a whole could be materially and adversely affected.

Our U.S.-based subsidiaries have expenses and sales denominated in U.S. dollars. Sales by our U.S.-based subsidiaries into the Canadian market are subject to currency risk as devaluation of the Canadian dollar versus the U.S. dollar may negatively impact U.S.-dollar denominated sales into Canada. With the acquisition of EHG, we have Euro-denominated expenses, sales and assets which are subject to changes in the Euro and U.S. dollar currency exchange rate. To offset a portion of this currency risk, the acquisition was partially funded through a Euro-denominated Term Loan B, which provides an economic hedge. The U.S. dollar strengthened against the Euro during fiscal year 2022 which adversely affected our reported revenues and our profitability. Continued fluctuations in foreign currency exchange rates in the future could have a material effect on our revenues and results of operations.

THOR’s long-term competitiveness depends on our ability to produce and sell innovative RV products and services that meet or exceed end customer needs and desires, and on our ability to respond timely to developing trends within the industry such as lightweight motorized and towable vehicles, electric RVs, and process automation.

A key driver in our historical performance and growth is our ability to maintain our strong brands and to continuously develop and introduce innovative new and improved products at a reasonable cost that are desired by consumers. To successfully execute our long-term strategy, we believe we must continue to develop and successfully market our existing products as well as new products, including lightweight motorized and towable recreational vehicles, electric recreational vehicles with sufficient user range capability and innovative services that enrich the end users RV experience. Our initiatives to invest in the future of the RV industry including automation of certain of our production processes and investments in new product and service innovation may be costly and may not be successful. The uncertainties associated with developing and introducing innovative new and improved products and services, such as gauging changing consumer demands and preferences and successfully developing, manufacturing, marketing and selling these products, may impact the success of our product introductions. If the products we introduce do not gain widespread acceptance, or if our competitors improve their products more rapidly or effectively than we do, we could lose sales or be required to reduce our prices, which could adversely impact our results of operations and financial position. In addition, there is no guarantee that our innovation or automation efforts will lead to products or services that will be introduced to market or that an initial product or service concept or design will result in a unit that generates sales in sufficient quantities and at high enough prices to be profitable.

If we do not timely, effectively and accurately predict or identify and respond to changing consumer preferences, including a continued shift in consumer desire for connected vehicles with a focus on ease of use and a high-quality customer experience, the demand for our products could also be reduced and our results of operations and financial position could be adversely affected.

Our products and services may experience quality problems from time to time, including from vendor-supplied parts.

Our products contain thousands of parts, many of which are supplied by a network of approved vendors. Our production processes are complex, subject to periodic changes and rely heavily on skilled labor. As with all of our competitors, defects may occur in our products or components within our products, including components purchased from our vendors. Failure to detect defects in our products, including defects in vendor-supplied parts, could result in lost revenue, increased warranty and related costs and harm to our reputation. We cannot be certain that we will detect all such defects prior to distribution of our products. In addition, although we endeavor to compel our suppliers to maintain appropriate levels of insurance coverage, we cannot be certain that, if a defect in a vendor-supplied part were to occur, the vendor would have the ability to financially rectify the defect. Unexpected engineering or design flaws have resulted in recalls and increased warranty claims in the past and could be incurred in the future. In addition, government safety standards require manufacturers to remedy defects related to product safety through safety recall campaigns, and a manufacturer is obligated to recall products if it determines that the products do not comply with a safety standard. The cost of recall and customer satisfaction actions to remedy defects in products that have been sold could be substantial and could have a material adverse effect on our earnings and harm our reputation.

Estimated warranty costs are accounted for at the time of product sale, and adjusted on a quarterly basis, to reflect our best estimate of the amounts necessary to settle future and existing claims on products. An increase in actual warranty claim costs as compared to our estimates could result in increased warranty liabilities and expense which could have an adverse impact on our earnings.

Our business and results of operations may be harmed if the frequency and size of product liability or other claims against us increase.

We are subject, in the ordinary course of business, to litigation involving product liability and other claims against us, including, without limitation, wrongful death, personal injury and warranties. In North America, we generally self-insure a portion of our product liability and certain other claims and also purchase product liability and other insurance in the commercial insurance market. In Europe, we generally fully insure similar risks with insurance offering relatively low deductibles or premiums. Not all risks which we face may be covered by insurance nor can we be certain that our insurance coverage will be sufficient to cover all future claims against us. Any material change in the aforementioned factors could have an adverse impact on our operating results. Any increase in the frequency and size of claims, as compared to our experience in prior years, may cause the premium that we are required to pay for insurance to increase significantly and may negatively impact future self-insured retention levels. It may also increase the amounts we pay in punitive damages, not all of which are covered by our insurance policies.

As is customary, we have executed repurchase agreements with numerous lending institutions who finance certain of our independent dealer’s purchases of our products.

In accordance with customary practice in the recreational vehicle industry, upon the request of a lending institution financing an independent dealer’s purchase of our products, we will generally execute a repurchase agreement with the lending institution. Repurchase agreements provide that, typically for a period of up to 18 months after a recreational vehicle is financed and in the event of default by the dealer, we will repurchase the recreational vehicle repossessed by the lending institution for the amount then due, which is usually less than 100% of the dealer’s cost. In addition to the obligations under these repurchase agreements, we may also be required to repurchase inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements.

The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we are obligated to repurchase a substantial number of recreational vehicles, or incur substantial discounting to resell these units in the future, we would incur increased costs and our profit margins and results of operations would be negatively affected. In difficult economic times, this amount could increase significantly compared to recent years.

Our business depends on the performance of independent dealers and transportation carriers.

We distribute all of our North American and the majority of our European products through a system of independent, non-franchise authorized dealers, many of whom sell products from competing manufacturers. As of July 31, 2022, we distributed product to approximately 2,400 independent dealerships in the United States and approximately 1,100 independent dealerships in Europe. We operate two dealerships in Europe. We depend on the capability of these independent dealers to develop and implement effective retail sales plans to create demand among retail consumers for the products that the dealers purchase from us. If our independent dealers are not successful in these endeavors, then we may be unable to maintain or grow our revenues and meet our financial expectations. The geographic coverage of our independent dealers and their individual business conditions can affect the ability of our independent dealers to sell our products to consumers. If our independent dealers are unsuccessful, they may exit or be forced to exit the business or, in some cases, we may seek to terminate relationships with certain dealerships. As a result, we could face additional adverse consequences related to the termination of independent dealer relationships. For example, the unplanned loss of any of our independent dealers could lead to inadequate market coverage of our products. In addition, recent consolidation of independent dealers, as well as the growth of large, multi-location dealers, may result in increased bargaining power on the part of independent dealers.

Given the independent nature of dealers, they generally maintain control over which manufacturers, and which brands, they will do business with, often carrying more than one manufacturer’s products. Independent dealers can, and do, change the brands and manufacturers they sell. If our products are not perceived by the independent dealers as being desirable and profitable for them to carry, the dealers may terminate their relationship with our operating subsidiaries or may drop certain of our brands, which would in turn adversely affect our sales and profit margins if we are unable to replace those dealers.

In the United States and Canada, our products are generally delivered to our independent dealers via a system of independent transportation contractors. The network of carriers is limited and, in times of high demand and limited availability, we have experienced in the past, and could face again, the disruption of our distribution channel. The network of carriers and their ability to deliver units to certain locations was initially negatively impacted by the COVID-19 pandemic due to driver concerns, border crossing restrictions and vaccination requirements. If the COVID-19 pandemic worsens, or future health emergencies emerge in the regions in which we operate or sell our products, the transportation contractors may have difficulty finding drivers who are willing to deliver in those regions, or governmental agencies or other actors may restrict movement of goods in those regions. The inability to timely deliver our products to our independent dealers could adversely effect our relationships with those dealers and negatively impact our sales and net income.

The loss of our largest independent dealer or an increase in independent dealer consolidations could have a material effect on our business.

Sales to FreedomRoads, LLC accounted for approximately 13.0% of our consolidated net sales for fiscal 2022. During recent years, FreedomRoads, LLC has acquired a number of formerly independent RV dealerships. The leverage to negotiate better terms with us arising from FreedomRoads, LLC’s acquisitions or the loss of independent dealers could have a material adverse effect on our business. In addition, deterioration in the liquidity or credit worthiness of FreedomRoads, LLC could negatively impact our sales and accounts receivable and could trigger repurchase obligations under our repurchase agreements.

Recently, a number of other U.S.-based independent dealers have acquired, and continue to acquire, formerly independent RV dealerships, resulting in further independent dealer concentration and improved negotiating leverage for these multi-location dealers. Continued consolidation in the U.S. independent dealer network could negatively impact our sales or gross margins and increase the concentration of our exposure under repurchase obligations related to independent dealers.

Our ability to attract and retain talented, diverse and highly skilled employees, and our successful implementation of successions plans, is critical to our future success and competitiveness.

Our success depends on the existence of an available, qualified workforce to manufacture our products and on our ability to continue to recruit and retain talented and diverse hourly and salaried employees. Competition for such employees is intense in the areas where we operate, particularly during periods of high industry demand, and could require us to pay higher wages to attract and retain a sufficient number of qualified employees. We cannot be certain that we will be able to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all. In addition to compensation considerations, potential employees are placing an increasing premium on various intangibles, such as working for companies with a clear purpose, flexible work arrangements, and other considerations. If we are not perceived as an employer of choice, we may be unable to recruit and retain highly skilled employees. Further, if we lose existing employees with needed skills or we are unable to upskill and develop existing employees, particularly with the introduction of new technologies, it could have a substantial adverse effect on our business.

We also rely upon the knowledge, experience and skills of our executive management and key operating company management employees to compete effectively in our business and manage our operations. Our future success depends on, among other factors, our ability to attract and retain executive management and key leadership level personnel and upon the departure of such key employees the existence of adequate succession plans. The loss of our executive management or other key employees could have a material adverse effect on us in the event that our succession plans prove inadequate.

We could be impacted by the potential adverse effects of union activities.

Our European-based operations are subject to employee contracts, Works Councils and certain labor organizations, and a small number of our North American employees are currently represented by a labor union. Any disruption in our relationships with these third-party associations could adversely affect our ability to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all. Additional unionization of any of our North American facilities could result in higher costs and increased risk of work stoppages. We also are, directly or indirectly, dependent upon companies with unionized work forces, such as parts suppliers, chassis suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition, or operating results. If a work stoppage occurs, it could delay the manufacture, sale and distribution of our products and have a material adverse effect on our business, prospects, operating results, or financial condition.

Our U.S.-based operations are primarily centered in northern Indiana.

The majority of our U.S. operations are located in northern Indiana, which is home to a large proportion of the U.S. RV industry. The concentration of our operations in northern Indiana creates certain risks, including:
•Competition for workers skilled in the industry, especially during times of low unemployment or periods of high demand for RVs has, in the past, and may, in the future, increase the cost of our labor or limit the speed at which we can respond to changes in consumer demand;
•We have, in the past, and could, in the future, experience employee retention and recruitment challenges as employees with industry knowledge and experience have been, and may continue to be, attracted to other positions or opportunities within or external to the RV industry, and their ability to change employers is relatively easy; and
•The potential exists for a greater adverse impact from natural disasters, such as weather-related events and public health emergencies.

Business acquisitions pose integration and other risks.

Our growth has been achieved by both organic growth and by acquisitions. Business acquisitions, including joint ventures and other equity investment arrangements, pose a number of risks, including integration risks, that may result in negative consequences to our business, financial condition or results of operations. The pace and significance of acquisitions and the nature and extent of integration of acquired companies, assets, operations, joint venture arrangements and other equity investment arrangements involve a number of related risks including, but not limited to:
•The diversion of management’s attention from the management of existing operations to various transaction and integration activities;
•The potential for disruption to existing operations and strategic plans;
•The assimilation and retention of employees, including key employees;
•Risks related to transacting business in geographies outside the U.S., regulatory environments or product categories in which we are less accustomed, including but not limited to: foreign currency exchange rate changes, expanded macro-economic risks due to operations in and sales to a wide base of countries, political and regulatory exposures to a wide array of countries, varying employee/employer relationships, including the existence of workers' councils and labor organizations, new product categories and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions;
•The ability of our management teams to manage expanded operations, including international operations, to meet operational and financial expectations;
•The integration of departments and systems, including accounting systems, technologies, books and records, controls and procedures;
•The adverse impact on profitability if acquired operations, joint ventures or other equity investments do not achieve expected financial results or realize the synergies and other benefits expected;
•The potential loss of, or adverse effects on, existing business relationships with suppliers and customers;
•The assumption of liabilities of the acquired businesses, which could be greater than anticipated; and

•The potential adverse impact on operating results if, in future periods, impairments of significant amounts of goodwill and other assets occur.

MACROECONOMIC, MARKET AND STRATEGIC RISKS

With a global footprint, our business could be adversely affected by macroeconomic and geopolitical factors.

Industry sales volume in any of our key markets can be volatile and could decline if there is a financial crisis, recession or significant geopolitical event. Our results of operations are generally sensitive to changes in overall economic and political conditions, including recessionary conditions, inflationary or deflationary pressures, prolonged high unemployment rates, significant changes in the cost and/or availability of fuel or energy, low consumer confidence, higher interest rates, restrictions and/or shortages of natural gas, terrorism and military conflicts. In times of economic uncertainty, consumers may have less discretionary income and may defer spending on high-cost, discretionary products such as RVs which may in turn adversely affect our financial performance. Although the RV industry has experienced increased sales and operating results as a result of the unique consumer demand for recreational vehicles since the start of the COVID-19 pandemic, more recently we have seen demand for RVs decrease amid high inflation, rising interest rates, political uncertainty and numerous other macroeconomic indices which have worsened in the regions in which we operate.

The industry in which we operate is highly competitive both in the United States and in Europe.

The recreational vehicle industry is generally characterized by relatively low barriers to entry which results in a highly competitive business environment. Competition within the industry is based upon price, design, value, quality, service, brand awareness and reputation as well as other factors. Competitive pressures have, from time to time, resulted in a reduction of our profit margins and/or a reduction in our market share. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations.

According to RVIA and CIVD, respectively, there are approximately 80 RV manufacturers in the U.S. and Canada and approximately 30 RV manufacturers across Europe. We may face increased price competition or reduction in demand for our products resulting from excess industry capacity, competitive actions or other factors. Not only does our Company compete against numerous existing recreational vehicle manufacturers, but a number of our operating subsidiaries compete with each other. Additionally, due to the robust interest in the RV lifestyle, a number of start-up companies in North America, and certain automotive manufacturers, in both North America and Europe, have entered the RV industry with the introduction of products that directly compete with our products. If existing or new competitors develop products that are superior to, more innovative than, achieve better consumer acceptance than, or are offered at a lower net price to dealers than our products, our market share, sales volume and profit margins may be adversely affected.

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

Changes in consumer preferences and our failure to gauge those preferences could negatively impact our business.

We cannot be certain that historical consumer preferences for recreational vehicles in general, and our products in particular, will remain consistent. Recreational vehicles are generally used for recreational purposes, and demand for our products may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer lifestyle, usage pattern or taste. Changes in the value consumers ascribe to the relative or perceived safety, cost, availability and comfort of recreational vehicles as compared to other modes of travel, such as car, cruise ships, air or rail travel could impact demand for our products. Additionally, while our products are offered at a variety of price points, if our products are determined by dealers or consumers not to be priced competitively, especially compared to our competitors' products or to other available leisure-time activities, our sales may be adversely impacted. Similarly, an overall decrease in consumer leisure time may reduce consumers’ willingness to purchase our products.

Consumer preferences in vehicles, automotive manufacturers' responses to those preferences and governmental mandates could also result in changes in consumer preferences for recreational vehicles or the types of recreational vehicles consumers prefer. These changes could include shifts to smaller vehicles, electric vehicles, autonomous vehicles or other currently unanticipated changes.

Our ability to remain competitive depends heavily on our ability to provide a continuing and timely introduction of innovative product offerings to the market. Delays in the introduction or market acceptance of new models, designs or product features could have a material adverse effect on our business. Products may not be accepted for a number of reasons, including changes in consumer preferences or our failure to properly gauge consumer preferences and changes to RV retail demographics. Further, we cannot be certain that new product introductions will not reduce revenues from existing models and adversely affect our results of operations. Finally, our competitors’ new products may obtain better market acceptance or render our products obsolete, and/or new technological advances could disrupt our industry, which could negatively affect our financial results.

The RV industry is both cyclical and seasonal and subject to fluctuations in sales, production rates and net income.

The RV industry has historically been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic and demographic conditions, which affect disposable income for leisure-time activities. Consequently, the results of any prior period may not be indicative of results for any future period.

In addition, we have experienced in the past, and expect to experience in future periods, significant variability in quarterly sales, production rates and net income as a result of annual seasonality in our business. Since recreational vehicles are used primarily by vacationers and campers, historically, demand in the recreational vehicle industry generally declines during the fall and winter months, while sales and profits are generally highest during the spring and summer months. Various factors such as the COVID-19 pandemic, constraints in the labor pool and supply chain disruptions, have disrupted, and may disrupt in the future, the historical trends in the seasonality of our business in both North America and Europe.

Our business is structured to quickly align production rates and cost structure to meet fast changing market conditions. However, if we are not able to ramp production up or down quickly enough in response to rapid changes in demand, we may not be able to effectively manage our costs, which could negatively impact operating results, and we may lose sales and market share.

Failure to successfully implement our strategic plan and growth initiatives could have a material adverse effect on our business and financial condition.

Our strategic plan guides activities such as our utilization of available cash, prioritization of capital expenditures, acquisition activity, innovation and automation activities, level of debt, pace of debt repayment, timing and extent of new debt and extent of dividend or share repurchases. Based on market conditions, opportunities and perceived risks, we could change, alter or reprioritize our investment and allocation strategies or other facets of our strategic plan. These changes, or our failure to successfully implement our strategic plan, could materially impact our overall business including future operating results, cost structure, debt structure or liquidity.

Changes in market liquidity conditions, credit ratings and other factors may impact our access to future funding and the cost of debt.

Significant changes in market liquidity conditions and changes in our credit ratings could impact our access to future funding, if needed, and funding costs, which could negatively impact our earnings and cash flows. If general economic conditions deteriorate or capital markets are volatile, future funding, if needed, could be unavailable or insufficient. A debt crisis, particularly in the United States or Europe, could negatively impact currencies, global financial markets, social and political stability, funding sources, availability and costs, asset and obligation values, customers, suppliers, demand for our products and our operations and financial results. Financial market conditions could also negatively impact dealer or retail customer access to capital for purchases of our products and consumer confidence and purchase decisions.

Our business is affected by the availability and terms of financing to independent dealers and retail purchasers.

Generally, independent recreational vehicle dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of this type of wholesale financing, more restrictive lending practices or an increase in the cost of such wholesale financing could limit or prevent independent dealers from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced demand for our products. Two major floor plan financial institutions held approximately 62% of our products' portion of our independent dealers’ total floored dollars outstanding at July 31, 2022. In the event that either of these lending institutions limit or discontinue dealer financing, we could experience a material adverse effect on our results of operations.

Substantial or sudden increases in interest rates and decreases in the general availability of credit have had an adverse impact on our independent dealers and therefore on our business and results of operations in the past and may do so in the future. Further, a decrease in availability of consumer credit resulting from unfavorable economic conditions, or an increase in the cost of consumer credit, may cause consumers to reduce discretionary spending which could, in turn, reduce demand for our products and negatively affect our sales and profitability.

The Company’s debt arrangements and provisions in our debt agreements may make us more sensitive to the effects of economic downturns.

As of July 31, 2022, total gross outstanding debt was $1,799,911, consisting of $1,124,209 outstanding on our term loan facility, $100,000 on our ABL, $500,000 of Senior Unsecured Notes due October 15, 2029 and $75,702 outstanding on other debt facilities. We must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuance and receipt of annual cash flows in excess of certain amounts. Our level of debt impacts our profit before tax and cash flows as a result of the interest expense and periodic debt and interest payments. In addition, our debt level could limit our ability to raise additional capital, if necessary, or increase borrowing costs on future debt, and may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, requiring us to use a portion of our cash flows to repay indebtedness and placing us at a disadvantage compared to competitors with lower debt obligations.

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. If we do not generate sufficient cash flows to meet our debt service, capital investment and working capital requirements, we may need to fund those requirements with additional borrowings from the ABL, reduce or cease our payments of dividends, reduce our level of capital investment and/or working capital or we may need to seek additional financing or sell assets.

Availability under the ABL agreement is subject to a borrowing base calculated based on a percentage of applicable eligible receivables and eligible inventory. As such, we may not have full access to our current ABL availability based on the actual borrowing base calculation at any future period.

Furthermore, our credit facilities contain certain provisions that may limit our flexibility in planning for, or reacting to, changes in our business and our industry, including provisions impacting, among other items, our ability to:
•Declare dividends or repurchase capital stock;
•Incur liens;
•Make loans, guarantees, acquisitions and investments;
•Incur additional indebtedness;
•Amend or otherwise alter debt and other material agreements;
•Engage in mergers, acquisitions or asset sales; and
•Engage in transactions with non-loan party affiliates.

Actual or potential public health emergencies, including those of international concern, such as the COVID-19 pandemic, could have a material adverse effect on numerous aspects of our business.

The impact of actual or potential public health emergencies, epidemics or pandemics on the Company, our suppliers, our independent dealers and customers, and the general economy could be wide-ranging and significant, depending on the nature of the issue, governmental action taken in response and public reaction. The impact of the current COVID-19 pandemic is continuing and includes illness, quarantines, reduced attendance of certain events and travel disruptions, reduction in certain economic activity and ongoing supply chain interruptions, which collectively have caused significant disruptions to global economies and financial markets, as well as the RV industry.

The continuing potential of localized outbreaks, the emergence of variants, the direct or indirect impact of the pandemic on our supply chain or other continuations of the pandemic, as well as the actions taken to contain the spread of the virus by various governmental entities or other actors in the areas in which we operate, sell our products or source materials for use in our manufacturing processes may have a negative impact on our business, results of operations and financial condition in future periods. The future severity of the COVID-19 pandemic is difficult to predict and ever-evolving. The pandemic continues to impact our business in numerous ways, including but not limited to those outlined below:
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
•The geographic centrality of the North American RV industry in northern Indiana, where the majority of our facilities and many of our suppliers are located, has, at times, stressed, and could continue to stress, our supply chain and workforce, should northern Indiana or any of the other areas in which we, our suppliers or our independent dealers operate become disproportionately impacted by the pandemic.
•If the pandemic worsens, or reappears in future periods, our labor force may be negatively impacted by COVID-19 infections, which would negatively impact our ability to produce and sell units.
•If governmental mandates or private actor responses imposed to slow the spread of the virus, or its variants, are extended or reinstated in future periods, we may need to temporarily suspend production and our business may be negatively impacted.
•A return to widespread restrictions on the movement of consumers or the shutdown of retail facilities, camping or other recreational destinations may negatively impact demand for our products.

REGULATORY, LEGAL, CYBERSECURITY AND COMPLIANCE RISKS

Our chassis supply may be negatively impacted by ongoing compliance requirements with chassis emissions standards, which are subject to future changes by various governmental organizations, in both the U.S. and Europe.

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

Climate-related regulations, such as new or more stringent greenhouse gas ("GHG") regulations designed to address climate change, may result in additional required disclosures and related compliance costs.

Our operations and certain products we sell are subject to rules limiting emissions and other climate related regulations in certain jurisdictions where we operate or sell our products. Concerns regarding climate change at numerous levels of government in various jurisdictions may lead to additional and potentially more stringent international, national, regional and local legislative and regulatory responses, and compliance with any new rules could be difficult and costly.

Climate change regulation combined with public sentiment could result in reduced demand for our products, higher energy and fuel prices or carbon taxes, limitations on where we can produce or sell our products, limitations on where our products can be used or other restrictions or costs, all of which could materially adversely affect our business and results of operations.

Increased public attention to environmental, social and governance matters may expose us to negative public perception, impose additional costs on our business or impact our stock price.

Recently, more attention is being directed towards publicly-traded companies regarding environmental, social and governance (“ESG”) matters. A failure, or perceived failure, to achieve stated goals, respond to regulatory requirements or meet investor or customer expectations related to ESG concerns could cause harm to our business and reputation. For example, our RV products are powered by gasoline and diesel engines or are required to be towed by gasoline or diesel-powered vehicles. Government, media or activist pressure to limit emissions could negatively impact consumers’ perceptions of our products which could have a material adverse effect on our business, and the actions taken by governments and other actors to reduce emissions could impose costs that could materially affect our results of operation and financial condition.

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

Our business relies on information systems and other technology (“information systems”) to support aspects of our global business operations, including but not limited to, procurement, supply chain management, manufacturing, design, distribution, invoicing and collection of payments. We also use information systems to accumulate, analyze and report our operational results. In connection with our use of information systems, we obtain, create and maintain confidential and personal information. Additionally, we rely upon information systems in our marketing and communication efforts. Due to our reliance on our information systems, we have established various levels of security, backup and disaster recovery procedures. Despite our security measures and business continuity plans, our information technology systems may be vulnerable to damage, disruption or shutdowns caused by cyber-attacks, including state-sponsored attacks, computer viruses, malware (including “ransomware”), phishing attacks or breaches due to errors or malfeasance by employees and others who have access, or gain access, to these systems. The occurrence of any of these events could compromise the confidentiality, operational integrity and accessibility of these systems and the data that resides within them and our business processes and operations may be negatively impacted in the event of a substantial or prolonged disruption of service caused by such events.

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

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among, and the applicable tax rates in, these different jurisdictions. Tax rates in various jurisdictions in which we operate or sell our products may increase as a means of funding the significant cost of governmental stimulus measures enacted to assist and protect individuals and businesses impacted by the COVID-19 pandemic or to fund other governmental programs. The United States or other governmental authorities may adjust tax rates, impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations. Further, the outcome of future elections and the associated political party with power to enact legislation could make tax increases more likely and more severe.

Our estimated effective income tax rate could also be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in statutory rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. If our effective tax rate were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected, which, in turn, could negatively impact the availability of cash for dividend payments or our strategic plan.

Additionally, new and/or increased tariffs by the United States and/or by other countries could subject the Company to increased costs for RV components that are imported, directly or by our suppliers, into the United States. Increased costs for imported RV components could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, may result in lower margins on products sold.

We may not be able to protect our intellectual property and may be subject to infringement claims.

Our intellectual property, including our patents, trademarks, copyrights, trade secrets, and other proprietary rights, constitutes a significant part of our value. Our success depends, in part, on our ability to protect our intellectual property against infringement and misappropriation by defending our intellectual property rights. To protect these rights, we rely on intellectual property laws of the U.S., Germany, Canada, and other countries, as well as contractual and other legal rights. We seek to acquire the rights to intellectual property necessary for our operations. However, our measures may not be successful in any given instance, particularly in countries outside the U.S. We endeavor to protect our rights; however, third parties may infringe upon our intellectual property rights. We may be forced to take steps to protect our rights, including through litigation, which could be expensive and result in a diversion of resources and management attention.

The inability to protect our intellectual property rights could result in competitors undermining the value of our brands by, among other things, manufacturing and marketing similar products, which could adversely affect our market share and results of operations. Moreover, competitors or other third parties may challenge or seek to invalidate or avoid the application of our existing or future intellectual property rights that we develop, purchase, receive or license. The loss of protection for our intellectual property could reduce the market value of our brands and our products and services, lower our profits, and otherwise have a material adverse effect on our business, financial condition, cash flows or results of operation.

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

Our business is subject to numerous national, regional, federal, state and local regulations in the various countries in which we operate, sell and/or use our products.

Our operations are subject to numerous national, regional, federal, state and local regulations governing the manufacture and sale of our products, including various vehicle and component safety and compliance standards. In various jurisdictions, governmental agencies require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Any recalls of our vehicles, voluntary or involuntary, could have a material adverse effect on our results of operations and could harm our reputation. Additionally, changes in policy, regulations or the imposition of additional regulations could have a material adverse effect on our business.

Our U.S. operations are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “lemon laws.” U.S. federal and state, as well as various European laws and regulations, impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. U.S. federal and state, as well as various European, authorities have environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect our business and operations. Numerous other U.S. and European laws and regulations affect a wide range of the Company’s activities. Violations of the laws and regulations to which our business or operations are subject could lead to significant penalties, including restraints on our export or import privileges, monetary fines, criminal or civil proceedings and regulatory or other actions that could materially adversely affect our operating results.

We are also subject, in the ordinary course of business, to litigation and claims arising from numerous labor and employment laws and regulations, including potential class action claims arising from alleged violations of such laws and regulations. Any liability arising from such claims would not ordinarily fall within the scope of our insurance coverages. An adverse outcome from such litigation could have a material effect on operating results.

GENERAL RISKS

Our ability to maintain a competitive cost structure could be affected by increases in costs related to labor, healthcare, workers compensation or other employee benefit costs.

We rely on the existence of an available, qualified workforce to manufacture our products and competition for such labor could require us to pay higher wages to attract and retain a sufficient number of qualified employees. Within our U.S.-based operations, we incur significant costs with respect to employee healthcare and workers compensation benefits. We are self-insured for these employee healthcare and workers compensation benefits up to certain defined retention limits. If costs related to these or other employee benefits increase as a result of increased healthcare costs in the U.S., increased utilization of such benefits as a result of increased claims, new or revised U.S. governmental mandates or otherwise, our operating results and financial condition may suffer. Within our European-based operations, we incur significant costs with respect to employee benefits which are largely governed by country and regional regulations. New or revised governmental mandates may also cause our operating results and financial condition to suffer.

Our risk management policies and procedures may not be fully effective in achieving their purposes.

Our policies, procedures, controls and oversight to monitor and manage our enterprise risks may not be fully effective in achieving their purpose and may leave exposure to identified or unidentified risks. Past or future misconduct by our employees or vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm. The Company monitors its policies, procedures and controls; however, our policies, procedures and controls may not be sufficient to prevent all forms of misconduct. We review our compensation policies and practices as part of our overall enterprise risk management program, but it is possible that our compensation policies could incentivize inappropriate risk taking or misconduct. Such inappropriate risk taking or misconduct could have a material adverse effect on our results of operations and/or our financial condition.

We could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

We have a material amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill for impairment. Long-lived assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, a non-cash impairment charge is recorded for the amount by which the carrying value of the long-lived asset or reporting unit exceeds its fair value at the time of measurement. Our determination of future cash flows, future recoverability and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower-than-anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our operating results and financial condition.

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

Our stock price may be volatile.

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
•Changes in interest rates and credit availability and their impact on our industry,
•COVID-19 or other health crisis developments, including the imposition of various governmental mandates in relation to COVID-19 or similar situations;
•Occurrence of major disruptive or catastrophic events; and
•Sales of our common stock held by certain equity investors or members of management.
The Company's stock price may reflect expectations of future growth and profitability as well as expectations regarding our stock repurchase activity and that our cash dividend will continue at current levels or grow. Future dividends are subject to declaration by the Company’s Board of Directors. Furthermore, and as is customary under credit facilities generally, certain actions, including our ability to pay dividends and repurchase shares, are subject to the satisfaction of certain conditions prior to payment. If the Company fails to meet expectations related to future growth, profitability, dividends, share repurchases or other market expectations, the Company might miss investor expectations or analysts or investors could change their opinions and/or recommendations regarding our stock and our stock price may decline, which could have a material adverse impact on investor confidence.

The timing and amount of our share repurchases are subject to a number of uncertainties.

Our Board of Directors authorized our management to utilize up to $698,321 to repurchase shares of our common stock through July 31, 2025. Under the share repurchase program, we are authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of our common stock in the open market, in privately negotiated transactions or by other means. The timing and amount of share repurchases will be determined at the discretion of our management team based upon the market price of the stock, management's evaluation of general market and economic conditions, cash availability and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program.

The Inflation Reduction Act of 2022, enacted on August 16, 2022, imposes a 1% excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. The excise tax will be imposed on repurchases that occur after December 31, 2022. The imposition of the excise tax on repurchases of our shares will increase the cost to us of making repurchases and may cause management to reduce the number of shares repurchased pursuant to the program. Additional considerations that could cause management to limit, suspend or delay future stock repurchases include:
•Unfavorable market conditions;
•Trading price of our common stock;
•Nature and magnitude of other investment opportunities available to us from time to time; and
•Allocation of available cash.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

As of July 31, 2022, worldwide we owned or leased approximately 25,663,000 square feet of total manufacturing plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame and masonry construction, and the machinery and equipment contained in these facilities, are generally well maintained and in good condition. We believe that our facilities are suitable and adequate for their intended purposes and that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our principal manufacturing plants and other materially important physical properties as of July 31, 2022:

Locations – Applicable Segment(s)	Owned or Leased	No. of Buildings	Approximate Building Area Square Feet
United States:
Indiana – North American Towable Segment	Owned	87	6,210,000
Indiana – North American Towable Segment	Leased	2	143,000
Indiana – North American Towable and Motorized Segments	Owned	38	2,782,000
Indiana – North American Towable and Motorized Segments	Leased	2	28,000
Indiana – North American Motorized Segment	Owned	18	1,200,000
Indiana – Corporate, North American Towable and Motorized Segments	Owned	24	1,465,000
Indiana – Other	Owned	4	341,000
Indiana – Other	Leased	10	728,000
Indiana Subtotal		185	12,897,000
Ohio – North American Towable and Motorized Segments	Owned	12	1,319,000
Michigan – Towables	Leased	1	88,000
Michigan – Other	Owned	1	10,000
Michigan – Other	Leased	5	300,000
Idaho – North American Towable Segment	Owned	5	661,000
Oregon – North American Towable Segment	Owned	5	371,000
Alabama – North American Motorized Segment	Owned	30	1,195,000
Alabama – North American Motorized Segment	Leased	8	90,000
Mississippi – North American Towable Segment	Owned	12	345,000
Mississippi – North American Motorized Segment	Leased	7	339,000
Other United States – Other	Owned	3	486,000
Other United States – Other	Leased	5	183,000
Other Subtotal		94	5,387,000
United States Subtotal		279	18,284,000
Europe:
Germany – European Segment	Owned	84	3,968,000
Germany – European Segment	Leased	45	1,552,000
Italy – European Segment	Owned	3	568,000
Italy – European Segment	Leased	6	256,000
Italy – Other	Leased	1	118,000
France – European Segment	Owned	6	330,000
Poland – European Segment	Owned	1	318,000
United Kingdom – European Segment	Owned	1	269,000
Europe Subtotal		147	7,379,000
Total		426	25,663,000

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

A product recall was issued in late fiscal 2021 related to certain purchased parts utilized in certain of our products, and an accrued liability to cover anticipated costs was established at that time. During fiscal 2022, the accrual was adjusted quarterly based on developments involving the recall, including our expectations regarding the extent of vendor reimbursements and the estimated total cost of the recall. The Company has been, and will continue to be, reimbursed by the suppliers of the products for a portion of the costs it will incur related to this recall. In addition, we accrued expenses during fiscal 2022 based on developments related to an ongoing investigation by certain German-based authorities regarding the adequacy of historical disclosures of vehicle weight in advertisements and other Company-provided marketing literature in Germany. The Company is fully cooperating with the investigation.

The Company does not believe there will be a material, adverse impact to our future results of operations and cash flows due to these matters.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock, par value $0.10 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”) under the symbol “THO.”

Holders

As of September 15, 2022, the number of holders of record of the Common Stock was 140.

Dividends

In fiscal 2022, we paid a $0.43 per share dividend for each fiscal quarter. In fiscal 2021, we paid a $0.41 per share dividend for each fiscal quarter.

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

Issuer Purchases of Equity Securities

During the three months ended July 31, 2022, the Company used $66,786 to repurchase shares of common stock under its repurchase program. The Company’s remaining authorization for common stock repurchases was $533,214 at July 31, 2022.
A summary of the Company’s share repurchases during the three months ended July 31, 2022 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
5/1/22 – 5/31/22	—	$—	—	$151,679
6/1/22 – 6/30/22	—	$—	—	$600,000
7/1/22 – 7/31/22	854,176	$78.19	854,176	$533,214
	854,176		854,176

(1)On December 21, 2021 the Company announced that the Board of Directors of the Company authorized Company management to utilize up to $250,000 to purchase shares of the Company’s common stock through December 21, 2024. On June 24, 2022, the Board authorized Company management to utilize up to an additional $448,321 to repurchase shares of the Company’s common stock through July 31, 2025. Under the share repurchase program, the Company is authorized to acquire, from time-to-time, outstanding shares of its common stock in the open market or in privately negotiated transactions. The timing and amount of share repurchases will be determined by the Company’s management team based upon its evaluation of market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. During fiscal 2022, the Company purchased 1,944,243 shares of its common stock, at various times in the open market, at an aggregate purchase price of $165,107, all from the December 21, 2021 authorization. As of July 31, 2022, the remaining amount of the Company's common stock that may be repurchased under the December 21, 2021 $250,000 authorization expiring on December 21, 2024 is $84,893. As of July 31, 2022, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $448,321. As of July 31, 2022, the total remaining amount of the Company's common stock that may be repurchased under these two authorizations is $533,214.

Equity Compensation Plan Information – see Item 12.

ITEM 6. (RESERVED)

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

The discussion below is a comparison of the results of operations and changes in financial condition for the fiscal years ended July 31, 2022 and 2021. The comparison of, and changes between, the fiscal years ended July 31, 2021 and 2020 can be found within "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, as filed with the SEC on September 28, 2021.

Executive Summary

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world based on units sold and revenue. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the six months ended June 30, 2022, THOR’s current combined U.S. and Canadian market share based on units was approximately 41.9% for travel trailers and fifth wheels combined and approximately 49.4% for motorhomes. In Europe, according to the European Caravan Federation (“ECF”), EHG’s current market share for the six months ended June 30, 2022 based on units was approximately 21.8% for motorcaravans and campervans combined and approximately 18.0% for caravans.

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

We generally have financed our growth through a combination of internally generated cash flows from operations and, when needed, outside credit facilities. Capital acquisitions of $240,561 in fiscal 2022 were made primarily for purchases of land, production building additions and improvements and replacing machinery and equipment used in the ordinary course of business. See Note 3 to the Consolidated Financial Statements for capital acquisitions by segment. Ongoing supply chain constraints, and labor shortages throughout the supply chain and within THOR, have impacted and continue to impact our business and our consolidated financial results and financial position. In addition, the impact of recent inflation on consumer confidence, which historically has been highly correlated with RV retail sales, and the impact of inflation on the availability of discretionary funds of our end consumers, combined with rising interest rates, may have a negative impact on future demand for our products. Furthermore, additional impacts could be incurred in future periods, including negative impacts to our results of operations, liquidity and financial position, as a direct or indirect result of the continuing COVID-19 pandemic. Should the rate of COVID-19 infections escalate, or the virus mutate into new, uncontrolled strains, those developments and the resulting impacts could exacerbate risks to our business, financial results and financial position. These risks to our business are more fully described in Part 1, Item 1A "Risk Factors" of this Report.

Significant Events

Fiscal 2022

Togo Group

During the third quarter of fiscal 2022, the Company acquired the remaining interest in Togo Group for $16,144 in cash, and as a result holds a 100% ownership interest in Togo Group as of July 31, 2022. The Togo Group was rebranded as Roadpass Digital in November 2021.

Share Repurchase Program

On December 21, 2021, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to repurchase shares of the Company’s common stock through December 21, 2024. On June 24, 2022, the Board authorized Company management to utilize up to an additional $448,321 to repurchase shares of the Company’s common stock through July 31, 2025.

Under these two share repurchase authorizations, the Company is authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of its common stock in the open market, in privately negotiated transactions or by other means.

Under the December 21, 2021 share repurchase authorization, during the three months ended July 31, 2022, the Company purchased 854,176 shares of its common stock, at various times in the open market, at a weighted-average price of $78.19 and held them as treasury shares at an aggregate purchase price of $66,786. During fiscal 2022, the Company purchased 1,944,243 shares of its common stock, at various times in the open market, at a weighted-average price of $84.92 and held them as treasury shares at an aggregate purchase price of $165,107, all from the December 21, 2021 authorization.

As of July 31, 2022, the remaining amount of the Company's common stock that may be repurchased under the December 21, 2021 $250,000 authorization expiring on December 21, 2024 is $84,893. As of July 31, 2022, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $448,321. As of July 31, 2022, the total remaining amount of the Company’s common stock that may be repurchased under these two authorizations is $533,214.

The Inflation Reduction Act of 2022 was enacted following the end of our fiscal year. Among other provisions, this statute provides for a 1% tax to be imposed on the fair market value of shares repurchased by issuers whose shares are traded on an established securities market, subject to certain exceptions. The tax applies to repurchases made after December 31, 2022. We are evaluating this statute and its impact on our share repurchase program.

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

Airxcel Acquisition

On September 1, 2021, the Company acquired Wichita, Kansas-based AirX Intermediate, Inc. (“Airxcel”). Airxcel manufactures a comprehensive line of high-quality products which they sell primarily to RV original equipment manufacturers as well as consumers via aftermarket sales through dealers and retailers. Airxcel provides industry-leading products in recreational vehicle heating, cooling, ventilation, cooking, window coverings, sidewalls and roofing materials, among others. The final cash consideration for the acquisition of Airxcel was $745,279, net of cash acquired, and was funded through a combination of cash-on-hand and $625,000 in borrowings from the Company’s ABL. In conjunction with the Airxcel acquisition, the Company expanded its existing ABL facility from $750,000 to $1,000,000, favorably amended certain terms of the ABL agreement and extended the term of the ABL as discussed in Note 12 to the Consolidated Financial Statements. The interest rate remains unchanged.

The Company acquired Airxcel as part of its long-term, strategic growth plan and the acquisition is expected to provide numerous benefits, including strengthening the RV supply chain, diversifying the Company's revenue sources and expanding Airxcel’s supply chain business in North America and Europe. Airxcel operates as an independent operation in the same manner as the Company’s other subsidiaries.

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

The final cash consideration for the acquisition of the Tiffin Group was $288,238, net of cash acquired, and was funded through existing cash-on-hand as well as $165,000 in borrowings from the Company’s existing asset-based credit facility.

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

North American RV independent dealer inventory of our North American RV products as of July 31, 2022 increased 117.8% to approximately 127,000 units, compared to approximately 58,300 units as of July 31, 2021. As of July 31, 2022, North American dealer inventory levels have grown since the historically low levels as of July 31, 2021, and have reached normalized levels for most of our towable products, but are still generally below historical stocking levels in relation to our motorized product lines.

THOR’s North American RV backlog as of July 31, 2022 decreased $7,291,329, or 54.8%, to $6,007,638 compared to $13,298,967 as of July 31, 2021. As noted above, dealer inventory levels at July 31, 2022 were at normalized levels for most of our towable products and still below historical levels for our motorized products, but as of July 31, 2021, North American dealer inventory levels were well below optimal stocking levels for both towable and motorized products, which led to significantly increased dealer orders and backlog at that time.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,		Increase	%
	2022	2021	(Decrease)	Change
North American Towable Units	293,288	271,119	22,169	8.2
North American Motorized Units	30,543	29,148	1,395	4.8
Total	323,831	300,267	23,564	7.8

In September 2022, RVIA issued a revised forecast for calendar year 2022 North American wholesale unit shipments. Under a most likely scenario, towable and motorized unit shipments are projected to decrease to approximately 445,100 and 53,700, respectively, for an annual total of approximately 498,800 units, down 16.9% from the 2021 calendar year wholesale shipments. Wholesale shipments in the second half of calendar year 2022 are forecasted to be 46.0% lower than the record shipments that occurred in the first half of calendar year 2022, which allowed dealers to replenish their inventory levels. The most likely forecast for calendar year 2022 could range from a lower estimate of approximately 487,300 total units to an upper estimate of approximately 510,300 units.

As part of their September 2022 forecast, RVIA also released their initial estimates for calendar year 2023 wholesale unit shipments. In the most likely scenario, towable and motorized unit shipments are projected to decrease to an approximated annual total of 419,000 units, or 16.0% lower than the most likely scenario for calendar year 2022 wholesale shipments. This calendar year 2023 most likely forecast could range from a lower estimate of approximately 409,000 total units to an upper estimate of approximately 429,000 units. RVIA stated the reasons for the calendar year 2023 wholesale unit shipment reduction included the recent benefits seen by the RV industry from the one-time stimulus payments and lockdown-era demand shifts will pullback to more normalized levels, and the current softening economic backdrop, coupled with lower savings rates, elevated inflation and higher interest rates, will lead some to reduce or postpone discretionary spending.

North American Industry Retail Statistics

We believe that retail demand is the key to growth in the North American RV industry, and that annual North American RV industry wholesale shipments in calendar year 2023 will return to historical seasonal patterns as dealer inventory levels and consumer demand become more balanced.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,		Increase	%
	2022	2021	(Decrease)	Change
North American Towable Units	224,806	301,883	(77,077)	(25.5)
North American Motorized Units	26,709	30,283	(3,574)	(11.8)
Total	251,515	332,166	(80,651)	(24.3)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

Both North American towable and motorized unit registrations in the six months ended June 30, 2022 decreased from the comparable June 30, 2021 record levels, but both exceeded the comparable totals for the six months ended June 30, 2020.We believe that North American retail consumer demand has grown in recent years due to an increasing interest in the RV lifestyle and the ability to connect with nature, and has further accelerated since the onset of the COVID-19 pandemic, particularly in calendar 2021, which resulted in record retail sales during that period. While near-term demand will be influenced by many factors, including consumer confidence and the level of consumer spending on discretionary products, we believe future retail demand over the longer term will exceed historical, pre-pandemic levels as consumers continue to value the perceived benefits offered by the RV lifestyle, which provides people with a personal space to maintain social distance in a safe manner, the ability to connect with loved ones and the potential to get away for short, frequent breaks or longer adventures.

Company North American Wholesale Statistics

The Company’s wholesale RV shipments, for the six months ended June 30, 2022 and 2021 to correspond with the industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,		Increase	%
	2022	2021	(Decrease)	Change
North American Towable Units	125,865	116,558	9,307	8.0
North American Motorized Units	15,534	14,529	1,005	6.9
Total	141,399	131,087	10,312	7.9

Company North American Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the six months ended June 30, 2022 and 2021 to correspond with the industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,		Increase	%
	2022	2021	(Decrease)	Change
North American Towable Units	91,932	123,244	(31,312)	(25.4)
North American Motorized Units	13,190	14,308	(1,118)	(7.8)
Total	105,122	137,552	(32,430)	(23.6)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated, and is often impacted by delays in reporting by various states or provinces.

North American Outlook

Historically, retail sales have been dependent upon various economic conditions faced by consumers, such as the rate of unemployment, the rate of inflation, the level of consumer confidence, the disposable income of consumers, changes in interest rates, credit availability, the health of the housing market, changes in tax rates and fuel availability and prices. It is difficult to predict how any or all of these factors will impact the RV industry or our business in a particular year. The COVID-19 pandemic caused a significant surge in demand for RVs, which, when combined with the supply chain challenges resulting from the pandemic’s disruption of the North American economy, caused a significant increase in our revenues and backlog. The first half of calendar 2022 saw continued robust wholesale demand as dealers restocked their inventories and we were able to reduce our backlog as we filled outstanding orders. Notwithstanding the year-over-year increase in wholesale shipments, we believe consumer demand, as reflected in the reduced new RV registrations, slowed in the first half of calendar 2022 compared to the record registration in the prior year period, due to the impact of the factors identified above.

Despite the near-term challenges, we remain optimistic about future growth in North American retail sales in the long term, as there are many factors driving product demand. Surveys conducted by THOR, RVIA and others show that Americans of all generations love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments and deeply connecting with family and friends. Based on the increasing value consumers place on these factors, we expect to see long-term growth in the North American RV industry. The recent growth in industry-wide RV sales has also resulted in exposing a much wider range of consumers to the lifestyle. We believe many of those who have been recently exposed to the industry for the first time will become future owners, and that those who became first-time owners since the pandemic will become long-term RVers, resulting in future repeat and upgrade sales opportunities. We also believe consumers are likely to continue altering their future vacation and travel plans, opting for fewer vacations via air travel, cruise ships and hotels, and preferring vacations that RVs are uniquely positioned to provide, allowing consumers the ability to explore or unwind, often close to home. In addition, we believe that the availability of camping and RV parking facilities will be an important factor in the future growth of the industry and view both the significant recent investments and the future committed investments by campground owners, states and the federal government in camping facilities and accessibility to state and federal parks and forests to be positive long-term factors.

Economic and industry-wide factors that have historically affected, including fiscal 2022, and which we believe will continue to affect, our operating results include the costs of commodities, the availability of critical supply components and labor costs incurred in the production of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs will impact our profit margins negatively if we are unable to offset those cost increases through a combination of product decontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. Historically, we have generally been able to offset net cost increases over time.

We continue to receive communications from a number of our North American chassis suppliers that due to a number of factors, including (1) supply constraints of key components that they require for the manufacturing of chassis, such as semiconductor chips and engines, (2) demand outpacing their production capacity, and (3) personnel shortages, their production of chassis will be limited. As a direct result, our production and sales of motorized RVs will be negatively impacted. The current chassis shortage is anticipated to continue throughout our fiscal 2023. It is currently extremely difficult to predict which chassis will be available from our various suppliers and in what quantities for which products. Modifying available chassis for certain motorized products to use for other products is not a viable alternative, particularly in the short term due to engineering requirements. These factors further negatively impact our production schedule and cost structure as we try to balance our production and personnel staffing levels and schedules to the available chassis, often with short notice. The North American and European recreational vehicle industries have, from time to time in the past and during the fiscal year ended July 31, 2022, experienced shortages of chassis for various other reasons, including component shortages, production delays and work stoppages at the chassis manufacturers.

The North American RV industry is also facing continuing supply shortages or delivery delays of other, non-chassis, raw material components. While our supply chain has been resilient enough to support us during our recent growth in sales and production, these shortages and constraints have negatively impacted our ability to further ramp up production rates and sales, primarily of our motorized RV products, and has caused an increase in unfinished units as of July 31, 2022 compared to historical levels. We believe these raw material shortages and delays may continue to result in production delays or adjusted production rates, and could have a negative impact on our sales and earnings. If shortages of chassis or other component parts were to become more significant or longer term in nature, or if other factors were to impact our suppliers' ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected. Where possible, we continue to work closely with our suppliers on various supply chain strategies to minimize these constraints, and we continue to identify alternative suppliers.

European RV Industry

The Company monitors retail trends in the European RV market as reported by the European Caravan Federation (“ECF”), whose industry data is reported to the public quarterly and typically issued on a one-to-two-month lag. Additionally, on a monthly basis the Company receives OEM-specific reports from most of the individual member countries that make up the ECF. As these reports are coming directly from the ECF member countries, timing and content vary, but typically the reports are issued on a one-to-two-month lag as well. While most countries provide OEM-specific information, the United Kingdom, which made up 17.0% and 7.2% of the caravan and motorcaravan (including campervans) European market for the six months ended June 30, 2022, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

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

THOR’s European RV backlog as of July 31, 2022 decreased $805,495, or 22.6%, to $2,753,602 compared to $3,559,097 as of July 31, 2021, with the decrease primarily due to the decrease in the current foreign exchange rate compared to the prior year.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Six Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
OEM Reporting Countries (1)	80,609	98,125	(17.9)	33,062	34,742	(4.8)
Non-OEM Reporting Countries (1)	9,151	11,013	(16.9)	7,997	10,896	(26.6)
Total	89,760	109,138	(17.8)	41,059	45,638	(10.0)
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

Company European Retail Statistics

	European Unit Registrations (1)
	Six Months Ended June 30,		Increase	%
	2022	2021	(Decrease)	Change
Motorcaravan and Campervan	17,540	23,880	(6,340)	(26.5)
Caravan	5,950	6,071	(121)	(2.0)
Total OEM-Reporting Countries	23,490	29,951	(6,461)	(21.6)
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

Both the European industry retail and Company European retail statistics above have been negatively impacted in the six months ended June 30, 2022 by the reduction in available motorized products due to the ongoing chassis supply limitations.

European Outlook

Our European operations offer a full lineup of leisure vehicles including caravans and motorized products including urban campers, campervans and small-to-large motorcaravans. Our product offerings are not limited to vehicles only but also include accessories and services, including vehicle rentals. We address European retail customers through a sophisticated brand management approach based on consumer segmentation according to target group, core values and emotions. With the help of data-based and digital marketing, we intend to continue expanding our retail customer reach to new and younger consumer segments.

The impact of current macroeconomic factors on our business, including increasing inflation and interest rates, supply chain constraints, environmental and sustainability regulations and geopolitical events, is uncertain. In addition, although its impact is lessening, the extent to which the COVID-19 pandemic may impact our business in future periods remains uncertain and unpredictable. Our outlook for future growth in European RV retail sales depends upon the various economic and regulatory conditions in the respective countries in which we sell our products, and on our ability to manage through supply chain issues that have, and will continue to, limit the level to which we can increase output of our motorized products in the near term. End-customer demand for RVs depends strongly on consumer confidence. Factors such as the rate of unemployment, the rate of inflation, private consumption and investments, growth in disposable income of consumers, changes in interest rates, the health of the housing market, changes in tax rates and regulatory restrictions, and, more recently, travel safety considerations all influence retail sales. Our long-term outlook for future growth in European RV retail sales remains positive as more and more people discover RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

Prior to the pandemic, we and our independent European dealers marketed our European recreational vehicles through numerous RV fairs at the country and regional levels which occurred throughout the calendar year. These fairs have historically been well-attended events that allowed retail consumers the ability to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. Since the start of the pandemic, the protection of the health of our employees, customers and dealers has been our top priority. As a result, we cancelled our participation in most European trade fairs and major events in calendar 2021 and limited participation in early calendar 2022. We did, however, attend the Caravan Salon show in Dusseldorf in late August/early September 2022 and anticipate participating in other major fiscal 2023 retail shows. The 2022 Caravan Salon show experienced near record attendance, demonstrating the high level of interest in the RV lifestyle despite the current macroeconomic uncertainties facing many consumers. In addition to our attendance at various strategic trade fairs going forward, we have and will continue to strengthen and expand our digital activities in order to reach high potential target groups, generate leads and steer customers directly to dealerships. With approximately 1,100 active independent dealers in Germany and throughout Europe that we do business with, we believe our European brands have one of the strongest and most professionally structured dealer and service networks in Europe.

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

We continue to receive communications from our European chassis suppliers that due to a number of factors, including (1) supply constraints of key components that they require for the manufacturing of chassis, such as semiconductor chips and engines, (2) demand outpacing their production capacity, and (3) personnel shortages, their production of chassis will be limited. Exacerbating this situation is the fact that certain of the chassis we have historically utilized in the production of certain of our higher volume products require a higher number of semiconductors compared to other chassis. Throughout fiscal 2022, we experienced delays in the receipt of, and significant reductions in the volume of, chassis from our European chassis suppliers, limiting our ability to further increase production of our motorized products. We expect these ongoing challenges to persist throughout fiscal 2023 and, in particular, anticipate continued delays in receipt of chassis in Europe as well as significant reductions in the number of chassis to be received in at least the first half of fiscal 2023 compared to our planned production rates. As a result, these limitations in the availability of chassis will inhibit our ability to consistently maintain our planned production levels, and will limit our ability to ramp up production and sales of certain products despite dealer demand for those products. Uncertainties related to changing emission standards may also impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

In Europe, we also continue to experience cost increases, supply shortages and delivery delays of other, non-chassis, raw material components which negatively impacted our ability to further ramp up production and sales in the current fiscal year and has caused an increase in our work in process inventory as of July 31, 2022. We believe these shortages and delays will continue to result in production delays or adjusted production rates in the near term, which will limit our ability to ramp up production and sales to meet existing demand and will have a negative impact on our European operating results, as we balance our labor and overhead costs to rapidly changing production schedules.

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

RESULTS OF OPERATIONS
FISCAL 2022 VS. FISCAL 2021

	FISCAL 2022	FISCAL 2021	Change Amount	% Change
NET SALES:
Recreational vehicles
North American Towables	$8,661,945	$6,221,928	$2,440,017	39.2
North American Motorized	3,979,647	2,669,391	1,310,256	49.1
Total North America	12,641,592	8,891,319	3,750,273	42.2
European	2,887,453	3,200,079	(312,626)	(9.8)
Total recreational vehicles	15,529,045	12,091,398	3,437,647	28.4
Other	1,225,824	373,174	852,650	228.5
Intercompany eliminations	(442,344)	(147,192)	(295,152)	(200.5)
Total	$16,312,525	$12,317,380	$3,995,145	32.4

# OF UNITS:
Recreational vehicles
North American Towables	238,634	214,600	24,034	11.2
North American Motorized	29,731	25,008	4,723	18.9
Total North America	268,365	239,608	28,757	12.0
European	60,192	64,875	(4,683)	(7.2)
Total	328,557	304,483	24,074	7.9

		% of Segment Net Sales		% of Segment Net Sales
GROSS PROFIT:
Recreational vehicles
North American Towables	$1,512,298	17.5	$1,020,908	16.4	$491,390	48.1
North American Motorized	654,052	16.4	345,755	13.0	308,297	89.2
Total North America	2,166,350	17.1	1,366,663	15.4	799,687	58.5
European	409,987	14.2	440,855	13.8	(30,868)	(7.0)
Total recreational vehicles	2,576,337	16.6	1,807,518	14.9	768,819	42.5
Other, net	229,693	18.7	87,455	23.4	142,238	162.6
Total	$2,806,030	17.2	$1,894,973	15.4	$911,057	48.1

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$429,053	5.0	$330,138	5.3	$98,915	30.0
North American Motorized	206,613	5.2	134,315	5.0	72,298	53.8
Total North America	635,666	5.0	464,453	5.2	171,213	36.9
European	264,723	9.2	261,778	8.2	2,945	1.1
Total recreational vehicles	900,389	5.8	726,231	6.0	174,158	24.0
Other	75,731	6.2	26,113	7.0	49,618	190.0
Corporate	140,342	—	117,572	—	22,770	19.4
Total	$1,116,462	6.8	$869,916	7.1	$246,546	28.3

	FISCAL 2022	% of Segment Net Sales	FISCAL 2021	% of Segment Net Sales	Change Amount	% Change
INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towables	$1,050,536	12.1	$658,964	10.6	$391,572	59.4
North American Motorized	436,604	11.0	202,057	7.6	234,547	116.1
Total North America	1,487,140	11.8	861,021	9.7	626,119	72.7
European	87,116	3.0	116,576	3.6	(29,460)	(25.3)
Total recreational vehicles	1,574,256	10.1	977,597	8.1	596,659	61.0
Other, net	110,798	9.0	57,674	15.5	53,124	92.1
Corporate	(225,190)	—	(190,690)	—	(34,500)	(18.1)
Total	$1,459,864	8.9	$844,581	6.9	$615,283	72.9

	As of July 31, 2022	As of July 31, 2021	Change Amount	% Change
ORDER BACKLOG:
Recreational vehicles
North American Towables	$2,571,009	$9,284,229	$(6,713,220)	(72.3)
North American Motorized	3,436,629	4,014,738	(578,109)	(14.4)
Total North America	6,007,638	13,298,967	(7,291,329)	(54.8)
European	2,753,602	3,559,097	(805,495)	(22.6)
Total	$8,761,240	$16,858,064	$(8,096,824)	(48.0)

CONSOLIDATED

Consolidated net sales for fiscal 2022 increased $3,995,145, or 32.4%, compared to fiscal 2021. The increase in consolidated net sales is primarily due to the increase in consumer demand, independent dealers restocking their inventory levels, selling price increases to offset known and anticipated material cost increases, and the impact of acquisitions. The addition of the Tiffin Group, acquired on December 18, 2020, accounted for $505,457 of the $3,995,145 increase, or 4.1% of the 32.4% increase, as fiscal 2022 includes twelve months of operations compared to six and one-half months in fiscal 2021. The addition of Airxcel, acquired on September 1, 2021, accounted for $501,114 of the $3,995,145 increase in net sales, net of intercompany sales, or 4.1% of the 32.4% increase.

Approximately 18% of the Company's net sales for fiscal 2022 were transacted in a currency other than the U.S. dollar. The Company's most material exchange rate exposure is sales in Euros. The $3,995,145, or 32.4% increase in consolidated net sales, includes a decrease of $230,223 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for fiscal 2022 increased $911,057, or 48.1%, compared to fiscal 2021. Consolidated gross profit was 17.2% of consolidated net sales for fiscal 2022 and 15.4% for fiscal 2021. The increases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the increase in net sales in the current-year period compared to the prior-year period and gross margin percentage improvements noted below.

Selling, general and administrative expenses for fiscal 2022 increased $246,546, or 28.3%, compared to fiscal 2021, primarily due to the 32.4% increase in net sales given the variable nature of certain selling, general and administrative costs. Selling, general and administrative expenses were 6.8% of consolidated net sales for fiscal 2022 and 7.1% for fiscal 2021.

Amortization of intangible assets expense for fiscal 2022 increased $39,763, or 33.9%, to $156,946, compared to fiscal 2021, primarily due to additional amortization during fiscal 2022 of $36,771 from the acquisition of Airxcel during fiscal 2022 as discussed in Note 2 to the Consolidated Financial Statements.

Other income, net for fiscal 2022 decreased $12,918 to $17,334, compared to $30,252 for fiscal 2021, primarily due to an unfavorable change of $26,906 in the fair value of the Company's deferred compensation plan assets due to market fluctuations in fiscal 2022, partially offset by a non-cash foreign currency gain of $9,775 related to certain Euro-denominated loans in fiscal 2022 as compared to a nominal gain in fiscal 2021.

Income before income taxes for fiscal 2022 was $1,459,864, as compared to $844,581 for fiscal 2021, an increase of $615,283, or 72.9%, primarily driven by the increase in net sales and gross margin and selling, general and administrative expense percentage improvements noted below.

The overall annual effective income tax rate for fiscal 2022 was 22.0% on $1,459,864 of income before income taxes, compared with 21.8% on $844,581 of income before income taxes for fiscal 2021. The primary reason for the increase relates to the jurisdictional mix of pretax income between foreign and domestic between the comparable periods.

Additional information concerning the changes in net sales, gross profit and selling, general and administrative expenses are addressed below in the segment reporting that follows.

Corporate costs included in selling, general and administrative expenses increased $22,770 to $140,342 for fiscal 2022 compared to $117,572 for fiscal 2021, an increase of 19.4%. This increase includes expenses accrued by the Company during fiscal 2022 related to the ongoing investigation of the Company’s advertising practices in Germany, as discussed in Note 14 to the Consolidated Financial Statements. Research and development costs, which are related to product electrification and other Corporate-led innovation initiatives, also increased $9,907. Other changes include an increase of $6,799 in costs related to our standby repurchase obligation reserve due to dealer inventory levels increasing significantly in fiscal 2022 compared to dealer inventory levels decreasing in fiscal 2021. These cost increases were mostly offset by a decrease in deferred compensation expense of $26,232, which was effectively offset by the increase in other expense related to the deferred compensation plan assets noted below.

Corporate interest and other income and expense, net was $84,848 of net expense for fiscal 2022 compared to $73,118 of net expense for fiscal 2021. This increase in net expense of $11,730 included the change in the fair value of the Company’s deferred compensation plan assets due primarily to market fluctuations, which resulted in a total increase in other expense, net of $26,906 compared to the prior fiscal year. These increases in expense were partially offset by a non-cash foreign currency gain of $9,775 related to certain Euro-denominated loans in fiscal 2022 as compared to a nominal gain in fiscal 2021, a decrease in interest expense and fees on the debt facilities of $2,101 and a $2,139 gain in fiscal 2022 related to corporate-owned life insurance benefits.

SEGMENT REPORTING

North American Towable Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2022 vs. Fiscal 2021

	Fiscal 2022	% of Segment Net Sales	Fiscal 2021	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers	$5,430,526	62.7	$3,791,235	60.9	$1,639,291	43.2
Fifth Wheels	3,231,419	37.3	2,430,693	39.1	800,726	32.9
Total North American Towables	$8,661,945	100.0	$6,221,928	100.0	$2,440,017	39.2

	Fiscal 2022	% of Segment Shipments	Fiscal 2021	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers	190,795	80.0	167,309	78.0	23,486	14.0
Fifth Wheels	47,839	20.0	47,291	22.0	548	1.2
Total North American Towables	238,634	100.0	214,600	100.0	24,034	11.2

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Change
North American Towables
Travel Trailers	29.2
Fifth Wheels	31.7
Total North American Towables	28.0

The increase in total North American towables net sales of 39.2% compared to the prior fiscal year resulted from a 11.2% increase in unit shipments due to increased consumer demand and independent dealers restocking their inventory levels , and a 28.0% increase in the overall net price per unit due to the impact of changes in product mix and price, including net selling price increases to help offset increasing material costs. According to statistics published by RVIA, for the twelve months ended July 31, 2022, combined travel trailer and fifth wheel wholesale unit shipments increased 9.3% compared to the same period last year. According to statistics published by Stat Surveys, for the twelve-month periods ended June 30, 2022 and 2021, our market share for travel trailers and fifth wheels combined was 41.8% and 41.6%, respectively.

The increases in the overall net price per unit within both the travel trailer product line of 29.2% and the fifth wheel product line of 31.7% were primarily due to the impacts of net selling price increases, primarily to offset increasing material costs, and product mix changes compared to the prior year.

North American towables cost of products sold increased $1,948,627 to $7,149,647, or 82.5% of North American towables net sales, for fiscal 2022 compared to $5,201,020, or 83.6% of North American towables net sales, for fiscal 2021. The changes in material, labor, freight-out and warranty costs comprised $1,876,671 of the $1,948,627 increase in cost of products sold due to the increased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales decreased to 77.4% for fiscal 2022 compared to 77.7% for fiscal 2021, primarily as a result of a decrease in the labor cost percentage, mainly due to increased volumes combined with a more efficient workforce compared to the prior-year period. The freight-out cost percentage also decreased due to a higher percentage of units being picked up by dealers in the current-year period as opposed to being delivered, and the warranty cost percentage decreased slightly. These reductions were mostly offset by an increase in the material cost percentage compared to the prior year, as the continued benefit from reduced sales discounts since the prior year, which effectively increases net selling prices and correspondingly decreases the material cost percentage, was more than offset by increasing material costs since the prior year.

Total manufacturing overhead increased $71,956 with the increase in North American towables net sales, but decreased as a percentage of North American towables net sales from 5.9% to 5.1%, as the increased sales resulted in lower overhead costs per unit sold. Variable costs in manufacturing overhead increased $69,620 in fiscal 2022 compared to fiscal 2021 as a result of the increase in North American towables net sales.

North American towables gross profit increased $491,390 to $1,512,298, or 17.5% of North American towables net sales, for fiscal 2022 compared to $1,020,908, or 16.4% of North American towables net sales, for fiscal 2021. The increase in gross profit was driven by the increase in North American towables net sales, and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

North American towables selling, general and administrative expenses were $429,053, or 5.0% of North American towables net sales, for fiscal 2022 compared to $330,138, or 5.3% of North American towables net sales, for fiscal 2021. The primary reason for the $98,915 increase was the impact of the increase in North American towables net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $83,597. Sales-related travel, advertising and promotional costs also increased $6,163. The remaining increase is primarily due to an increase in settlement costs related to a product recall related to certain purchased parts utilized in certain of our North American towable products, as discussed in Note 14 to the Consolidated Financial Statements. The decrease in the overall selling, general and administrative expense as a percentage of North American towable net sales is primarily due to the increase in North American towables net sales.

North American towables income before income taxes was $1,050,536, or 12.1% of North American towables net sales, for fiscal 2022 compared to $658,964, or 10.6% of North American towables net sales, for fiscal 2021. The primary reason for the increase in North American towables income before income taxes was the increase in North American towables net sales, and the primary reasons for the increase in percentage were the decreases in the cost of products sold and selling, general and administrative expense percentages noted above.

North American Motorized Recreational Vehicles
Analysis of Change in Net Sales for Fiscal 2022 vs. Fiscal 2021

	Fiscal 2022	% of Segment Net Sales	Fiscal 2021	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$1,779,295	44.7	$1,052,982	39.4	$726,313	69.0
Class C	1,408,470	35.4	1,266,624	47.4	141,846	11.2
Class B	791,882	19.9	349,785	13.2	442,097	126.4
Total North American Motorized	$3,979,647	100.0	$2,669,391	100.0	$1,310,256	49.1

	Fiscal 2022	% of Segment Shipments	Fiscal 2021	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	9,026	30.4	6,717	26.9	2,309	34.4
Class C	13,260	44.6	14,828	59.3	(1,568)	(10.6)
Class B	7,445	25.0	3,463	13.8	3,982	115.0
Total North American Motorized	29,731	100.0	25,008	100.0	4,723	18.9

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Change
North American Motorized
Class A	34.6
Class C	21.8
Class B	11.4
Total North American Motorized	30.2

The increase in total North American motorized net sales of 49.1% compared to the prior fiscal year resulted from a 18.9% increase in unit shipments due to an increase in consumer demand and dealer restocking of certain motorized products, and a 30.2% increase in the overall net price per unit due to the impact of changes in product mix and price, including net selling price increases to help offset material cost and other input cost increases. The addition of the Tiffin Group, acquired on December 18, 2020, accounted for $439,771 of the $1,310,256 increase, or 16.5% of the 49.1% increase, as fiscal 2022 includes twelve months of operations compared to six and one-half months in fiscal 2021. According to statistics published by RVIA, for the twelve months ended July 31, 2022, combined motorhome wholesale unit shipments increased 9.0% compared to the same period last year. According to statistics published by Stat Surveys, for the twelve-month periods ended June 30, 2022 and 2021, our market share for motorhomes was 48.9% and 43.2%, respectively.

The increases in the overall net price per unit within the Class A of 34.6% during fiscal 2022 was primarily due to the impact of net selling price increases to offset rising material and other input costs and a larger concentration of sales of the higher-priced Tiffin Group product lines. The Tiffin Group Class A product lines are primarily in the higher-priced diesel units as opposed to the more moderately-priced gas units, which represented the majority of the Class A units sold in the prior-year period. The increase in the overall net price per unit within the Class C product line of 21.8% during fiscal 2022 was primarily due to product mix changes and net selling price increases since the prior year to offset rising material and other input costs. The increase in the overall net price per unit within the Class B product line of 11.4% during fiscal 2022 is primarily due to net selling price increases since the prior year, partially offset by a higher concentration of sales of lower-priced Class B products in the current fiscal year, including the introduction of several new lower-priced models since the prior fiscal year.

North American motorized cost of products sold increased $1,001,959 to $3,325,595, or 83.6% of motorized net sales, for fiscal 2022 compared to $2,323,636, or 87.0% of motorized net sales, for fiscal 2021. The changes in material, labor, freight-out and warranty costs comprised $937,124 of the $1,001,959 increase due to the increased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales was 78.6% for fiscal 2022 compared to 81.9% for fiscal 2021, with the decrease primarily due to a decrease in the material cost percentage, partially offset by modest increases in the labor and warranty cost percentages. The improvement in the material cost percentage is primarily due to net selling price increases to cover known and anticipated material cost increases, a reduction in sales discounts since the prior-year period, which effectively increases net selling prices and correspondingly decreases the material cost percentage, and product mix changes, primarily due to a higher concentration of Tiffin Group products compared to the prior-year period.
Total manufacturing overhead increased $64,835 due to the net sales increase, but decreased slightly as a percentage of North American motorized net sales from 5.1% to 5.0%, as the increased net sales resulted in lower overhead costs per unit sold. Variable costs in manufacturing overhead increased $60,447 in fiscal 2022 compared to fiscal 2021 as a result of the increase in North American motorized net sales.

North American motorized gross profit increased $308,297 to $654,052, or 16.4% of motorized net sales, for fiscal 2022 compared to $345,755, or 13.0% of North American motorized net sales, for fiscal 2021. The increase in gross profit was due primarily to the increase in net sales, and the increase in the gross profit percentage was due to the decrease in the cost of products sold percentage noted above.

North American motorized selling, general and administrative expenses were $206,613, or 5.2% of motorized net sales, for fiscal 2022 compared to $134,315, or 5.0% of North American motorized net sales, for fiscal 2021. The $72,298 increase was primarily due to the increase in North American motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $62,800. Sales-related travel, advertising and promotional costs also increased by $3,253.

North American motorized income before income taxes was $436,604, or 11.0% of motorized net sales, for fiscal 2022 compared to $202,057, or 7.6% of motorized net sales, for fiscal 2021. The primary reason for the increase in North American motorized income before income taxes was the increase in North American motorized net sales. The primary reason for the increase in percentage was the decrease in the cost of products sold percentage noted above.

European Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2022 vs. Fiscal 2021

	Fiscal 2022	% of Segment Net Sales	Fiscal 2021	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$1,457,226	50.5	$1,779,906	55.6	$(322,680)	(18.1)
Campervan	750,310	26.0	779,755	24.4	(29,445)	(3.8)
Caravan	365,902	12.7	292,708	9.1	73,194	25.0
Other	314,015	10.8	347,710	10.9	(33,695)	(9.7)
Total European	$2,887,453	100.0	$3,200,079	100.0	$(312,626)	(9.8)

	Fiscal 2022	% of Segment Shipments	Fiscal 2021	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	23,688	39.4	29,899	46.1	(6,211)	(20.8)
Campervan	19,369	32.2	21,371	32.9	(2,002)	(9.4)
Caravan	17,135	28.4	13,605	21.0	3,530	25.9
Total European	60,192	100.0	64,875	100.0	(4,683)	(7.2)

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:
	Foreign Currency %	Mix and Price %	% Change

European
Motorcaravan	(7.2)	9.9	2.7
Campervan	(7.2)	12.8	5.6
Caravan	(7.2)	6.3	(0.9)
Total European	(7.2)	4.6	(2.6)

The decrease in total European recreational vehicle net sales of 9.8% compared to the prior-year period resulted from a 7.2% decrease in unit shipments and a 2.6% decrease in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. The overall net sales decrease of $312,626 includes a decrease of $230,223, or 7.2% of the 9.8% decrease, due to the impact of the reduction in the foreign exchange rates in fiscal 2022 compared to fiscal 2021. The remaining sales decrease was driven by the negative impacts of the lack of chassis availability, COVID-related shutdowns, other production disruptions due to component part shortages in fiscal 2022 and product mix changes, as the chassis shortages noted above resulted in a higher concentration of sales of the lower-priced caravans in fiscal 2022.

The overall net price per unit decrease of 2.6% includes the impact of foreign currency exchange rate changes, which accounts for a 7.2% decrease, partially offset by an increase of 4.6% due to mix and price on a constant-currency basis.

The increase in the overall net price per unit due to product mix and price within the motorcaravan product line of 9.9% was primarily due to product mix changes and net selling price increases. The increase in the overall net price per unit due to product mix and price within the campervan product line of 12.8% was primarily due to the net impact of product mix changes and net selling price increases. The increase in the overall net price per unit due to product mix and price within the Caravan product line of 6.3% was primarily due to the impact of product mix changes.

European recreational vehicle cost of products sold decreased $281,758 to $2,477,466, or 85.8% of European recreational vehicle net sales, for fiscal 2022 compared to $2,759,224, or 86.2% of European recreational vehicle net sales, for fiscal 2021. The changes in material, labor, freight-out and warranty costs comprised $273,364 of the $281,758 decrease. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales decreased to 76.0% for fiscal 2022 compared to 77.1% for fiscal 2021, primarily due to a decrease in the material cost percentage as a result of selling price increases and product mix changes.

Total manufacturing overhead decreased $8,394 with the net sales decrease but increased as a percentage of motorized net sales from 9.1% to 9.8% primarily due to a higher percentage in indirect labor and manufacturing employee benefit costs.

European recreational vehicle gross profit decreased $30,868 to $409,987, or 14.2% of European recreational vehicle net sales, for fiscal 2022 compared to $440,855, or 13.8% of European recreational vehicle net sales, for fiscal 2021. The decrease in gross profit is due to the decrease in net sales, while the increase in gross profit as a percentage of European recreational vehicle net sales is due to the decrease in the cost of products sold percentage noted above.

European recreational vehicle selling, general and administrative expenses were $264,723, or 9.2% of European recreational vehicle net sales, for fiscal 2022, consistent with the $261,778, or 8.2% of European recreational vehicle net sales, for fiscal 2021. The increase in the overall selling, general and administrative expense as a percentage of European recreational vehicle net sales is primarily due to the decrease in net sales.

European recreational vehicle income before income taxes was $87,116, or 3.0% of European recreational vehicle net sales, for fiscal 2022 compared to $116,576, or 3.6% of European recreational vehicle net sales, for fiscal 2021. The primary reason for the decrease in income before income taxes was the decrease in European recreational vehicle net sales. The decrease in the income before income taxes percentage was primarily due to the increase in the selling, general and administrative expense percentage noted above, partially offset by the decrease in the cost of products sold percentage.

Liquidity and Capital Resources

As of July 31, 2022, we had $311,553 in cash and cash equivalents, of which $256,492 is held in the United States and the equivalent of $55,061, predominantly in Euros, is held in Europe, compared to $445,852 on July 31, 2021, of which $282,220 was held in the United States and the equivalent of $163,632, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the United States. The components of the $134,299 decrease in cash and cash equivalents are described in more detail below, but the decrease was primarily attributable to cash provided by operations of $990,253 less cash used in financing activities of $47,841 and cash used in investing activities of $1,049,257.

Net working capital at July 31, 2022 was $1,306,563 compared to $1,008,738 at July 31, 2021, with the increase primarily due to increases in inventory and accounts receivable as noted in the Operating Activities section below. Capital expenditures of $242,357 for fiscal 2022 were made primarily for land and production building additions and improvements, and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. In addition, the unused availability under our revolving asset-based credit facility is generally available to the Company for general operating purposes, and approximated $874,000 at July 31, 2022. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

Our priorities for the use of current and future available cash generated from operations remain consistent with our history, and include reducing our indebtedness, maintaining and, over time, growing our dividend payments and funding our growth, both organically and opportunistically, through acquisitions. We may also consider strategic and opportunistic repurchases of shares of THOR stock under the share repurchase authorizations as discussed in Note 16 to the Consolidated Financial Statements, and special dividends based upon market and business conditions and excess cash availability, subject to potential customary limits and restrictions pursuant to our credit facilities, applicable legal limitations and determination by the Company's Board of Directors ("Board"). We believe our on-hand cash and cash equivalents and funds generated from operations will be sufficient to fund expected cash dividend payments and share repurchases for the foreseeable future.

Our current estimate of committed and internally approved capital spend for fiscal 2023 is $275,000, primarily for certain building projects and certain automation projects, as well as replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business. We anticipate approximately two-thirds will be in North America and one-third in Europe, and that these expenditures will be funded by cash provided by our operating activities.

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

Operating Activities

Net cash provided by operating activities for fiscal 2022 was $990,253 as compared to net cash provided by operating activities of $526,482 for fiscal 2021 and $540,941 for fiscal 2020.

For fiscal 2022, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax benefit and stock-based compensation) provided $1,405,990 of operating cash. The change in net working capital resulted in the use of $415,737 of operating cash during fiscal 2022, primarily due to an increase in inventory, which included the impact of ongoing supply constraints and disruptions.

For fiscal 2021, net income adjusted for non-cash operating items (primarily depreciation, amortization of intangibles, deferred income tax benefit and stock-based compensation) provided $929,482 of operating cash. The change in net working capital resulted in the use of $403,000 of operating cash during fiscal 2021, primarily due to an increase in inventory, as production levels increased due to heightened demand, resulting in an increase in productions lines and capacity. In addition, work-in-process inventory increased at July 31, 2021 due to elevated material component shortages on otherwise substantially completed units. Accounts receivable also increased given the increase in sales. These increases were partially offset by an increase in accounts payable primarily related to the inventory growth, and an increase in accrued liabilities, driven primarily by increased accrued compensation and incentive pay resulting from the increased production levels and income before income taxes.

Investing Activities

Net cash used in investing activities for fiscal 2022 was $1,049,257, primarily due to $781,967 used in business acquisitions, primarily for the Airxcel acquisition discussed in Note 2 to the Consolidated Financial Statements, and capital expenditures of $242,357.

Net cash used in investing activities for fiscal 2021 was $428,493, primarily due to $310,938 used in business acquisitions and capital expenditures of $128,835.

Financing Activities

Net cash used in financing activities for fiscal 2022 was $47,841, consisting primarily of borrowings of $660,088 on the revolving asset-based credit facilities, which included $625,000 borrowed in connection with the acquisition of Airxcel and $35,088 for temporary working capital needs, in addition to $500,000 in proceeds from the issuance of Senior Unsecured Notes in October 2021, which were then used as part of the $559,035 in payments on the ABL facility. Payments of $332,907 were also made on the term-loan credit facilities. Additionally, the Company made regular quarterly cash dividend payments of $0.43 per share for each quarter of fiscal 2022 totaling $94,944, and $165,107 was used for treasury share repurchases.

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

Principal Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments at July 31, 2022 are summarized in the following charts. Unrecognized income tax benefits in the amount of $20,197 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment. We have no other material off-balance sheet commitments.

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2023	Fiscal 2024-2025	Fiscal 2026-2027	After 5 Years
Debt principal payments (1)	$1,799,911	$13,190	$41,423	$1,230,094	$515,204
Finance leases (2)	5,781	1,578	2,142	2,003	58
Operating leases (2)	61,367	14,463	19,042	9,454	18,408
Purchase obligations (3)	100,149	100,149	—	—	—
Total contractual cash obligations	$1,967,208	$129,380	$62,607	$1,241,551	$533,670
(1)See Note 12 to the Consolidated Financial Statements for additional information.
(2)See Note 15 to the Consolidated Financial Statements for additional information.
(3)Represent commitments to purchase specified quantities of raw materials at market prices. The dollar values above have been estimated based on July 31, 2022 market prices.

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Less Than One Year (1)	1-3 Years	4-5 Years	Over 5 Years
Standby repurchase obligations (1)	$4,308,524	$2,539,672	$1,768,852	$—	$—
(1)The standby repurchase totals above do not consider any curtailments that lower the eventual repurchase obligation totals, and these obligations generally extend up to eighteen months from the date of sale of the related product to the dealer. In estimating the expiration of the standby repurchase obligations, we used inventory reports as of July 31, 2022 from our independent dealers’ primary lending institutions and made an assumption for obligations for inventory aged 0-12 months that it was financed evenly over the twelve-month period.

Application of Critical Accounting Estimates

See Note 1 to the Consolidated Financial Statements for further information on the Company's most significant accounting policies.

The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that of our accounting estimates, the following may involve a higher degree of judgment and complexity:

Business Combinations

We account for the acquisition of a business using the acquisition method of accounting. Assets acquired and liabilities assumed, including amounts attributed to non-controlling interests, are recorded at the acquisition date at their fair values. Assigning fair values requires the Company to make significant estimates and assumptions regarding the fair values of identifiable intangible assets, property, plant and equipment, deferred tax asset valuation allowances, and liabilities, such as uncertain tax positions and contingencies. The Company may refine these estimates if necessary over a period not to exceed one year by taking into consideration new information that, if known at the acquisition date, would have affected the fair values ascribed to the assets acquired and liabilities assumed.

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

Goodwill, Intangible and Long-Lived Assets

Goodwill results from the excess of purchase price over the net assets of an acquired business. The Company's reporting units are generally the same as its operating segments, which are identified in Note 3 to the Consolidated Financial Statements. Goodwill is not amortized but is tested for impairment annually as of May 31 of each fiscal year and whenever events or changes in circumstances indicate that an impairment may have occurred. The total carrying value of goodwill as of July 31, 2022 is $1,804,151. See Note 7 to the Consolidated Financial Statements for a summary of changes in carrying value by fiscal year and reportable segment. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess is recognized, not to exceed the amount of goodwill allocated to the reporting unit. As part of the annual impairment testing, the Company may utilize a qualitative approach rather than a quantitative approach to determine if an impairment exists, considering various factors including industry changes, actual results as compared to forecasted results, or the timing of a recent acquisition, if applicable.

The Company’s European reportable segment is comprised of one reporting unit, which has a goodwill balance of $893,383 as of July 31, 2022. The Company utilized both a discounted cash flow model and market approach based on guideline public companies to estimate the fair value of the reporting unit in the most recent annual impairment test. The fair value of the European reporting unit exceeded its carrying value by less than 10% in this test. The estimated fair value is subject to significant management judgment, including the determination of many factors such as, but not limited to, sales growth rates, margin growth rates and discount rates developed using market observable inputs and considering risk regarding future performance, as well as market multiples derived from selected guideline public companies. Changes in any of these estimates can have a significant impact on the determination of fair value. Additionally, market data and factors outside the Company’s control, such as supply limitations beyond those currently factored into our assessment, could have a significant impact on estimated fair value. Changes in any of these estimates or other factors could potentially result in future material impairments.

The Company’s primary intangible assets are dealer networks, trademarks and design technology and other intangible assets acquired in business acquisitions. Dealer networks are valued on a Discounted Cash Flow method and are amortized on an accelerated basis over 12 to 20 years, with amortization beginning after any applicable backlog amortization is completed. Trademarks and design technology assets are both valued on a Relief of Royalty method and are both amortized on a straight-line basis, using lives of 15 to 25 years for trademarks and 10 to 15 years for design technology assets, respectively. Amortizable intangible assets, net as of July 31, 2022 totaled $1,117,492. See Note 7 to the Consolidated Financial Statements for a summary of the components of that balance.

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

Should a triggering event be deemed to occur, and for each of the annual goodwill impairment assessments, management is required to estimate fair value. Fair values are generally determined by a discounted cash flow model, in addition to a market approach based on guideline public companies, in certain situations. These estimates are also subject to significant management judgment, including the determination of many factors such as sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates developed using market observable inputs and consideration of risk regarding future performance, as well as market multiples derived from selected guideline public companies. Changes in these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments.
The Company completed its annual goodwill impairment test as of May 31, 2022, and no impairment was identified. See Note 7 to the Consolidated Financial Statements for further information regarding goodwill and intangible assets.

Product Warranty

We generally provide retail customers of our products with either a one-year or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components or other items. We record a liability, which totaled $317,908 at July 31, 2022, based on our best estimate of the amounts necessary to settle unpaid existing claims and estimated future claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold, existing THOR units in dealer inventory, historical average repair costs per unit incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in service shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such additional claims or costs materialize. Management believes that the warranty liability is appropriate; however, actual claims incurred could differ from estimates, requiring adjustments to the reserves.

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

CURRENCY EXCHANGE RISK – The Company’s principal currency exposures mainly relate to the Euro and British Pound Sterling. The Company has used foreign currency forward contracts to manage certain foreign exchange rate exposure related to anticipated sales transactions in Pound Sterling with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. At July 31, 2022, the Company had foreign currency forward contracts outstanding to exchange Pound Sterling into Euros with a notional value of $33,997 and a fair value liability of $80. At July 31, 2021, the Company had foreign currency forward contracts outstanding to exchange Pound Sterling into Euros with a notional value of $41,899 and a fair value liability of $88.

The Company also holds $528,010 of debt denominated in Euros at July 31, 2022. A hypothetical 10% change in the Euro/U.S. Dollar exchange rate would change our July 31, 2022 debt balance by an estimated $52,801.

INTEREST RATE RISK – The Company uses pay-fixed, receive-floating interest rate swaps to convert a portion of the Company’s long-term debt from floating to fixed-rate debt. As of July 31, 2022, the Company has approximately $273,325 as notional amounts hedged in relation to the floating-to-fixed interest rate swap. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Based on our assumption of the Company’s floating-rate debt levels over the next 12 months, and after taking into consideration the impact of our interest rate swaps discussed above, a one-percentage-point increase in interest rates (approximately 19.3% of our weighted-average interest rate at July 31, 2022) would result in an estimated $10,656 reduction in income before income taxes over a one-year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – SEE ITEM 15

Quarterly Financial Data (Unaudited)

	Quarter Ended
Fiscal 2022	October 31	January 31	April 30	July 31
Net sales	$3,958,224	$3,875,018	$4,657,517	$3,821,766
Gross profit	655,424	675,274	807,445	667,887
Net income attributable to THOR Industries, Inc.	242,242	266,568	348,051	280,943

Earnings per common share: (1)
Basic	$4.37	$4.80	$6.34	$5.17
Diluted	$4.33	$4.79	$6.32	$5.15
Dividends paid per common share	$0.43	$0.43	$0.43	$0.43

Market prices per common share
High	$128.87	$115.47	$100.14	$89.60
Low	$99.35	$85.13	$73.50	$66.26

	Quarter Ended
Fiscal 2021	October 31	January 31	April 30	July 31
Net sales	$2,537,360	$2,727,788	$3,459,264	$3,592,968
Gross profit	378,852	414,877	505,280	595,964
Net income attributable to THOR Industries, Inc.	113,757	132,524	183,311	230,280

Earnings per common share: (1)
Basic	$2.06	$2.39	$3.31	$4.16
Diluted	$2.05	$2.38	$3.29	$4.12
Dividends paid per common share	$0.41	$0.41	$0.41	$0.41

Market prices per common share
High	$121.33	$132.12	$152.20	$149.38
Low	$83.05	$78.64	$108.72	$101.79

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2022 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of July 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria. As permitted by SEC guidance, management excluded from its assessment the operations of Airxcel, which was acquired on September 1, 2021, and which accounted for approximately 3% of consolidated total assets (after excluding the recorded goodwill and intangible assets related to this acquisition) and approximately 3% of consolidated net sales, net of intercompany sales, as of and for the year ended July 31, 2022.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.

Part C – Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part D – Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of THOR Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of THOR Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2022, of the Company and our report dated September 28, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at AirX Intermediate, Inc. ("Airxcel"), which was acquired on September 1, 2021. Airxcel's financial statements constitute approximately 3% of consolidated total assets (after excluding the recorded goodwill and intangible assets related to this acquisition) and approximately 3% of consolidated net sales, net of intercompany sales, as of and for the year ended July 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Airxcel.

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
September 28, 2022

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of July 31, 2022 about the Company’s Common Stock that is authorized for issuance under the Company’s THOR Industries, Inc. 2016 Equity and Incentive Plan (the “2016 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	682,233	(1)	$—	(2)	1,878,887	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	682,233		$—		1,878,887
(1)Represents shares underlying restricted stock units and performance stock units granted pursuant to the 2016 Plan.
(2)The restricted stock units and performance stock units totaling 682,230 in column (a) do not have an exercise price.
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
2.1
Sale and Purchase Agreement dated as of September 18, 2018, by and among the Company, Tyr Holdings LLC & Co. KG, a wholly-owned subsidiary of the Company and the selling parties identified therein (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2018)

2.2
Sale and Purchase Agreement (SPA) Amendment Agreement, dated as of February 1, 2019, by and among the Company, Tyr Holdings LLC and Co. KG, a wholly-owned subsidiary of the Company and the selling parties identified therein (incorporated by reference to Exhibit 2.1 of the Company’s Current report on Form 8-K dated February 1, 2019, as amended April 18, 2019)

2.3
Stock Purchase Agreement, dated as of December 18, 2020, by and among Thor Industries, Inc., the shareholders of Tiffin Motorhomes, Inc., Vanleigh RV, Inc., Water-Way, Inc., Wynne Enterprises, Inc., Tiffin Door Co., Inc., Roma Enterprises, Inc., Drive-A-Way of Red Bay, Inc., and TVL Real Estate, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, filed December 22, 2020)

2.4
Purchase Agreement, dated as of September 1, 2021, by and among the Company, AirX Intermediate, Inc. and Airx Midco, LLC (incorporated by reference to Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2021)

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

4.2	Form of 4.000% Senior Notes due 2029 (incorporated by reference to Exhibit A to Exhibit 4.1)
4.3	Form of Common Stock Certificate (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987) (P) Rule 311
4.4	Description of Registrant's Securities (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2020)
10.1	Thor Industries, Inc. Amended and Restated Deferred Compensation Plan*
10.2
Thor Industries, Inc. Form of Indemnification Agreement for executive officers and directors of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2011)

10.3
Amended and Restated Dealer Exclusivity Agreement, dated as of January 30, 2009, by and among Thor Industries, Inc., FreedomRoads Holding Company, LLC, FreedomRoads, LLC and certain subsidiaries of FreedomRoads, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011)

10.4
Amendment No. 1 to Amended and Restated Dealer Exclusivity Agreement between the Company, FreedomRoads Holding Company, LLC, FreedomRoads, LLC and certain subsidiaries of FreedomRoads, LLC, dated as of December 22, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 22, 2009)

10.5
THOR Industries, Inc. 2016 Equity and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company's Additional Proxy Soliciting Materials on Schedule 14A filed on December 2, 2021)

10.6
Form of Restricted Stock Unit Award Agreement for Grants to Employees of the Company under the Thor Industries, Inc. 2016 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated March 20, 2017)

10.7
Form of Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors of the Company under the Thor Industries, Inc. 2016 Equity and Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated March 20, 2017)

10.8
Term Loan Agreement, dated as of February 1, 2019, by and among the Company, as borrower, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current report on Form 8-K dated February 1, 2019, as amended April 18, 2019)

10.9
ABL Credit Agreement, dated as of February 1, 2019, by and among the Company, certain domestic subsidiaries of the Company, certain subsidiaries of EHG organized under the laws of Germany and a subsidiary of EHG organized under the laws of the United Kingdom, the several lenders from time to time parties thereto and JPMorgan, as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current report on Form 8-K dated February 1, 2019, as amended April 18, 2019)

10.10
Amendment No. 1 to the Term Loan Credit Agreement dated as of March 25, 2021, by and among the Company, certain subsidiaries of the Company and JPMorgan Chase Bank, N.A., as Administrative Agent and Term B-1 Lender (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2021)

10.11
Form of Employment Agreement between the Company and each of Robert W. Martin, Colleen Zuhl, W. Todd Woelfer, Kenneth D. Julian and Trevor Q. Gasper dated June 18, 2021 (April 11, 2022 for Mr. Gasper) (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2021)

10.12
Amendment No. 1 to the ABL Credit Agreement, dated as of September 1, 2021, by and among the Company, certain domestic subsidiaries of the Company, certain subsidiaries of EHG organized under the laws of Germany and a subsidiary of EHG organized under the laws of the United Kingdom, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2021)

10.13
Separation Agreement and Release between THOR Industries, Inc. and Josef Hjelmaker dated March 23, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2022)

21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP, dated September 28, 2022*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104.1	The cover page from THOR Industries Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022 formatted in Inline XBRL (included in Exhibit 101).

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended July 31, 2022 formatted in iXBRL (Inline “eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

*	Filed herewith
**	Furnished herewith
***	Certain schedules and exhibits referenced in certain agreements filed as exhibits hereto have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 28, 2022 on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/s/ Robert W. Martin
Robert W. Martin
Director, President and Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 28, 2022 by the following persons on behalf of the Registrant and in the capacities indicated.

(Signed)	/s/ Robert W. Martin	(Signed)	/s/ Colleen Zuhl
	Robert W. Martin		Colleen Zuhl
	Director, President and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	(Principal executive officer)		(Principal financial and accounting officer)

(Signed)	/s/ Andrew E. Graves	(Signed)	/s/ Peter B. Orthwein
	Andrew E. Graves		Peter B. Orthwein
	Chairman of the Board		Director and Chairman Emeritus

(Signed)	/s/ Christina Hennington	(Signed)	/s/ Amelia A. Huntington
	Christina Hennington		Amelia A. Huntington
	Director		Director

(Signed)	/s/ Laurel M. Hurd	(Signed)	/s/ Wilson R. Jones
	Laurel M. Hurd		Wilson R. Jones
	Director		Director

(Signed)	/s/ William J. Kelley Jr.	(Signed)	/s/ Christopher J. Klein
	William J. Kelley Jr.		Christopher J. Klein
	Director		Director

(Signed)	/s/ James L. Ziemer
James L. Ziemer
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of THOR Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of THOR Industries, Inc. and subsidiaries (the "Company") as of July 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended July 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Valuation of European Reporting Unit Goodwill—See Note 7 to the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that an impairment may have occurred. The Company typically utilizes a quantitative assessment to test for impairment, which involves a comparison of the fair value of a reporting unit with its carrying value. Fair values are determined by a discounted cash flow model, in addition to a market approach based on guideline public companies. These estimates are subject to significant management judgment, including the determination of many factors such as, but not limited to, sales growth rates and discount rates developed using market observable inputs and considering risk regarding future performance, as well as market multiples derived from selected guideline public companies. Changes in any of these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. The goodwill balance was $1,804 million as of July 31, 2022, of which $893 million was allocated to the European reporting unit. As a result of the assessment performed by the Company during the year ended July 31, 2022, the Company concluded that the fair value of the European reporting unit exceeded its carrying value and that there was no impairment of European reporting unit goodwill.

We identified goodwill for the European reporting unit as a critical audit matter because of the significant judgments made by management to estimate the reporting unit fair value and the difference between its fair value and carrying value, which is not significant in part because the acquisition of the European reporting unit occurred on February 1, 2019. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the sales growth rates, market multiples and discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the sales growth rates, discount rate and market multiples used by management to estimate the reporting unit fair value included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of reporting unit fair value, such as controls related to management’s selection of the sales growth rates, discount rate and market multiples derived from selected guideline public companies.
•We evaluated the reasonableness of management’s forecasted sales growth rates primarily by comparing the forecasts to external data encompassing macroeconomic projections and those of the recreational vehicle industry, including the European sector, as well as information furnished to the public by the Company, its peers, and analysts following the Company and the industry.
•With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.
•With the assistance of our fair value specialists, we evaluated the market multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline public companies.

/s/ Deloitte & Touche LLP
Chicago, Illinois
September 28, 2022

We have served as the Company’s auditor since 1981.

THOR Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, July 31, 2022 and 2021
(amounts in thousands, except share and per share data)

	July 31, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$311,553	$445,852
Restricted cash	137	2,854
Accounts receivable, trade, net	848,814	796,489
Accounts receivable, other, net	95,367	153,443
Inventories, net	1,754,773	1,369,384
Prepaid income taxes, expenses and other	51,835	35,501
Total current assets	3,062,479	2,803,523
Property, plant and equipment, net	1,258,159	1,185,131
Other assets:
Goodwill	1,804,151	1,563,255
Amortizable intangible assets, net	1,117,492	937,171
Deferred income tax assets, net	7,950	41,216
Other	157,901	123,792
Total other assets	3,087,494	2,665,434
TOTAL ASSETS	$7,408,132	$6,654,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$822,449	$915,045
Current portion of long-term debt	13,190	12,411
Short-term financial obligations	21,403	25,720
Accrued liabilities:
Compensation and related items	254,772	249,761
Product warranties	317,908	267,620
Income and other taxes	57,391	85,789
Promotions and rebates	134,298	128,869
Product, property and related liabilities	61,700	38,590
Other	72,805	70,980
Total current liabilities	1,755,916	1,794,785
Long-term debt	1,754,239	1,594,821
Deferred income tax liabilities, net	115,931	113,598
Unrecognized tax benefits	17,243	15,844
Other liabilities	164,149	186,934
Total long-term liabilities	2,051,562	1,911,197
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock—authorized 1,000,000 shares; none outstanding	—	—
Common stock—par value of $.10 per share; authorized 250,000,000 shares; issued 66,059,403 and 65,651,570 shares, respectively	6,606	6,565
Additional paid-in capital	497,946	460,482
Retained earnings	3,813,261	2,770,401
Accumulated other comprehensive income (loss), net of tax	(181,607)	44,621
Less treasury shares of 12,382,441 and 10,285,329, respectively, at cost	(543,344)	(360,226)
Stockholders’ equity attributable to THOR Industries, Inc.	3,592,862	2,921,843
Non-controlling interests	7,792	26,263
Total stockholders’ equity	3,600,654	2,948,106
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,408,132	$6,654,088

See Notes to the Consolidated Financial Statements.

THOR Industries, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income for the Years Ended July 31, 2022, 2021 and 2020
(amounts in thousands, except share and per share data)

	2022	2021	2020
Net sales	$16,312,525	$12,317,380	$8,167,933
Cost of products sold	13,506,495	10,422,407	7,049,726
Gross profit	2,806,030	1,894,973	1,118,207
Selling, general and administrative expenses	1,116,462	869,916	634,119
Amortization of intangible assets	156,946	117,183	97,234
Impairment charges	—	—	10,057
Interest income	1,130	797	3,116
Interest expense	91,222	94,342	107,322
Other income, net	17,334	30,252	305
Income before income taxes	1,459,864	844,581	272,896
Income taxes	321,621	183,711	51,512
Net income	1,138,243	660,870	221,384
Less: Net income (loss) attributable to non-controlling interests	439	998	(1,590)
Net income attributable to THOR Industries, Inc.	$1,137,804	$659,872	$222,974

Weighted-average common shares outstanding:
Basic	55,034,653	55,333,959	55,172,694
Diluted	55,264,046	55,687,253	55,397,376

Earnings per common share:
Basic	$20.67	$11.93	$4.04
Diluted	$20.59	$11.85	$4.02

Comprehensive income:
Net income	$1,138,243	$660,870	$221,384
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax	(239,038)	7,723	92,735
Unrealized gain (loss) on derivatives, net of tax	9,330	10,168	(9,351)
Other income (loss), net of tax	2,047	(180)	352
Total other comprehensive income (loss), net of tax	(227,661)	17,711	83,736
Total comprehensive income	910,582	678,581	305,120
Comprehensive income (loss) attributable to non-controlling interest	(994)	1,081	(1,851)
Comprehensive income attributable to THOR Industries, Inc.	$911,576	$677,500	$306,971

See Notes to the Consolidated Financial Statements.

THOR Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2022, 2021 and 2020
(amounts in thousands, except share and per share data)

					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss), net	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2019	65,189,907	$6,519	$416,382	$2,066,674	$(57,004)	10,126,434	$(348,146)	$2,084,425	$10,803	$2,095,228
Net income (loss)	—	—	—	222,974	—	—	—	222,974	(1,590)	221,384
Restricted stock unit activity	206,624	21	557	—	—	71,341	(3,763)	(3,185)	—	(3,185)
Cash dividends $1.60 per common share	—	—	—	(88,318)	—	—	—	(88,318)	—	(88,318)
Stock compensation expense	—	—	19,889	—	—	—	—	19,889	—	19,889
Other comprehensive income (loss)	—	—	—	—	83,997	—	—	83,997	(261)	83,736
Acquisitions	—	—	—	—	—	—	—	—	16,835	16,835
Balance at July 31, 2020	65,396,531	$6,540	$436,828	$2,201,330	$26,993	10,197,775	$(351,909)	$2,319,782	$25,787	$2,345,569
Net income	—	—	—	659,872	—	—	—	659,872	998	660,870
Restricted stock unit activity	255,039	25	(6,860)	—	—	87,554	(8,317)	(15,152)	—	(15,152)
Cash dividends $1.64 per common share	—	—	—	(90,801)	—	—	—	(90,801)	—	(90,801)
Stock compensation expense	—	—	30,514	—	—	—	—	30,514	—	30,514
Other comprehensive income (loss)	—	—	—	—	17,628	—	—	17,628	83	17,711
Dividend paid to non-controlling interest	—	—	—	—	—	—	—	—	(605)	(605)
Balance at July 31, 2021	65,651,570	$6,565	$460,482	$2,770,401	$44,621	10,285,329	$(360,226)	$2,921,843	$26,263	$2,948,106
Net income	—	—	—	1,137,804	—	—	—	1,137,804	439	1,138,243
Purchase of treasury shares	—	—	—	—	—	1,944,243	(165,107)	(165,107)	—	(165,107)
Restricted stock unit activity	407,833	41	4,527	—	—	152,869	(18,011)	(13,443)	—	(13,443)
Cash dividends $1.72 per common share	—	—	—	(94,944)	—	—	—	(94,944)	—	(94,944)
Stock compensation expense	—	—	31,421	—	—	—	—	31,421	—	31,421
Other comprehensive income (loss)	—	—	—	—	(226,228)	—	—	(226,228)	(1,433)	(227,661)
Dividend paid to non-controlling interest	—	—	—	—	—	—	—	—	(555)	(555)
Acquisitions			1,516					1,516	(16,922)	(15,406)
Balance at July 31, 2022	66,059,403	$6,606	$497,946	$3,813,261	$(181,607)	12,382,441	$(543,344)	$3,592,862	$7,792	$3,600,654

See Notes to the Consolidated Financial Statements.

THOR Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Years Ended July 31, 2022, 2021 and 2020
(amounts in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$1,138,243	$660,870	$221,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127,507	113,398	98,933
Amortization of intangibles	156,946	117,183	97,234
Amortization of debt issuance costs	11,322	15,407	10,743
Impairment charges	—	—	10,057
Deferred income tax benefit	(51,885)	(9,026)	(11,212)
(Gain) loss on disposition of property, plant and equipment	(7,564)	1,136	3,990
Stock-based compensation expense	31,421	30,514	19,889
Changes in assets and liabilities:
Accounts receivable	39,247	(234,693)	(115,232)
Inventories	(381,543)	(538,756)	133,290
Prepaid income taxes, expenses and other	(13,747)	(32,717)	18,427
Accounts payable	(116,608)	229,173	60,469
Accrued liabilities and other	78,385	123,078	(14,059)
Long-term liabilities and other	(21,471)	50,915	7,028
Net cash provided by operating activities	990,253	526,482	540,941
Cash flows from investing activities:
Purchases of property, plant and equipment	(242,357)	(128,835)	(106,697)
Proceeds from dispositions of property, plant and equipment	16,067	1,950	27,677
Business acquisitions, net of cash acquired	(781,967)	(310,938)	—
Other	(41,000)	9,330	(5,229)
Net cash used in investing activities	(1,049,257)	(428,493)	(84,249)
Cash flows from financing activities:
Borrowings on revolving asset-based credit facilities	660,088	225,676	379,222
Payments on revolving asset-based credit facilities	(559,035)	(224,836)	(379,986)
Proceeds from issuance of senior unsecured notes	500,000	—	—
Payments on term-loan credit facilities	(332,907)	(59,700)	(274,963)
Payments on other debt	(11,535)	(13,950)	(14,493)
Payments of debt issuance costs	(8,445)	—	—
Cash dividends paid	(94,944)	(90,801)	(88,318)
Payments on finance lease obligations	(1,084)	(749)	(442)
Purchase of treasury shares	(165,107)	—	—
Payments related to vesting of stock-based awards	(18,011)	(8,317)	(3,763)
Other	(16,861)	(15,761)	(10,173)
Net cash used in financing activities	(47,841)	(188,438)	(392,916)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(30,171)	(2,208)	26,325
Net increase (decrease) in cash and cash equivalents and restricted cash	(137,016)	(92,657)	90,101
Cash and cash equivalents and restricted cash, beginning of period	448,706	541,363	451,262
Cash and cash equivalents and restricted cash, end of period	311,690	448,706	541,363
Less: restricted cash	137	2,854	2,844
Cash and cash equivalents, end of period	$311,553	$445,852	$538,519
Supplemental cash flow information:
Income taxes paid	$380,874	$226,527	$56,803
Interest paid	$74,455	$78,865	$101,784
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$4,733	$6,304	$3,458

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements as of and for the Years Ended July 31, 2022, 2021 and 2020
(All Dollar, Euro and GBP amounts are presented in thousands, except share and per share data or as otherwise specified)

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

Cash and Cash Equivalents – Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. At July 31, 2022 and July 31, 2021, cash and cash equivalents of $217,411 and $260,101, respectively, were held by one U.S. financial institution. In addition, at July 31, 2022 and July 31, 2021, the equivalent of $30,609 and $111,215, respectively, was held in Euros at one European financial institution and $8,522 and $27,926, respectively, was held in Euros by a different European financial institution.

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

Inventories – Inventories are primarily determined on the first-in, first-out (“FIFO”) basis, with the remainder on the last-in, first-out (“LIFO”) basis. Inventories are stated at the lower of cost or net realizable value, except for inventories determined based on LIFO, which are stated at the lower of cost or market value. Manufacturing costs included in inventory include materials, labor, freight-in and manufacturing overhead. Unallocated overhead and abnormal costs are expensed as incurred.

Depreciation – Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:
Buildings and improvements – 10 to 39 years
Machinery and equipment – 3 to 10 years
Rental vehicles – 6 years

Depreciation expense is recorded in cost of products sold, except for $25,388, $22,409 and $15,060 in fiscal 2022, 2021 and 2020, respectively, which relates primarily to office buildings and office equipment and is recorded in selling, general and administrative expenses.

Business Combinations – The Company accounts for the acquisition of a business using the acquisition method of accounting. Assets acquired and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at the acquisition date at their fair values. Assigning fair values requires the Company to make significant estimates and assumptions regarding the fair value of identifiable intangible assets, inventory, property, plant and equipment, deferred tax asset valuation allowances, and liabilities, such as uncertain tax positions and contingencies. The Company may refine these estimates if necessary, over a period not to exceed one year from the acquisition date, by taking into consideration new information that, if known at the acquisition date, would have affected the fair values ascribed to the assets acquired and liabilities assumed.

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

Revenue Recognition – Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied. The Company’s recreational vehicle and other sales contracts have a single performance obligation of providing the promised goods (recreational vehicles or component parts, as applicable), which is satisfied when control of the goods is transferred to the customer.

For recreational vehicle sales, the Company recognizes revenue when its performance obligation has been satisfied and control of the product is transferred to the dealer, which generally aligns with shipping terms. Shipping terms vary depending on regional contracting practices. U.S. customers primarily contract under FOB shipping point terms. European customers generally contract on ExWorks (“EXW”) incoterms (meaning the seller fulfills its obligation to deliver when it makes goods available at its premises, or another specified location, for the buyer to collect). Under EXW incoterms, the performance obligation is satisfied and control is transferred at the point when the customer is notified that the vehicle is available for pickup. Customers do not have a right of return. The majority of warranties provided are assurance-type warranties.

In addition to recreational vehicle sales, the Company also sells specialized component parts and aluminum extrusions to RV original equipment manufacturers and aftermarket sales through dealers and retailers. The Company’s European recreational vehicle reportable segment also sells accessory items and provides repair services through our two owned dealerships. Each part or item represents a distinct performance obligation satisfied when control of the good is transferred to the customer. Service and repair contracts with customers are short term in nature and are recognized when the service is complete.

Revenue is measured as the amount of consideration to which the Company expects to be entitled in exchange for the Company’s products and services. The amount of revenue recognized includes adjustments for any variable consideration, such as sales discounts, sales allowances, promotions, rebates and other sales incentives which are included in the transaction price and allocated to each performance obligation based on the standalone selling price. The Company estimates variable consideration based on the expected value of total consideration to which customers are likely to be entitled to based primarily on historical experience and current market conditions. Included in the estimate is an assessment as to whether any variable consideration is constrained. Revenue estimates are adjusted at the earlier of a change in the expected value of consideration or when the consideration becomes fixed. During fiscal 2022, fiscal 2021 and fiscal 2020, adjustments to revenue from performance obligations satisfied in prior periods, which relate primarily to changes in estimated variable consideration, were immaterial.

Amounts billed to customers related to shipping and handling activities are included in net sales. The Company has elected to account for shipping and handling costs as fulfillment activities, and these costs are included in cost of products sold. We do not disclose information about the transaction price allocated to the remaining performance obligations at period end because our contracts generally have original expected durations of one year or less. In addition, we expense when incurred contract acquisition costs, primarily sales commissions, because the amortization period, which is aligned with the contract term, is one year or less.

Advertising Costs – Advertising costs, which consist primarily of trade shows, are expensed as incurred, and were $55,461, $44,638 and $67,019 in fiscal 2022, 2021 and 2020, respectively.

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

Research and Development – Research and development costs are expensed when incurred and totaled $38,998, $26,775 and $19,123 in fiscal 2022, 2021 and 2020, respectively.

Stock-Based Compensation – The Company records compensation expense based on the fair value of stock-based awards, including restricted stock and performance stock units, on a straight-line basis over the requisite service period, which is generally three years, while some stock-based awards use a graded vesting period. Stock-based compensation expense is recorded net of estimated forfeitures, which is based on historical forfeiture rates over the vesting period of employee awards.

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

	2022	2021	2020
Weighted-average shares outstanding for basic earnings per share	55,034,653	55,333,959	55,172,694
Unvested restricted stock units and performance stock units	229,393	353,294	224,682
Weighted-average shares outstanding assuming dilution	55,264,046	55,687,253	55,397,376

The Company will exclude unvested restricted stock units and performance stock units that have an antidilutive effect from its calculation of weighted-average shares outstanding. Antidilutive unvested restricted stock units and performance stock units excluded from the July 31, 2022, July 31, 2021 and July 31, 2020 calculations were not material.

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

2.ACQUISITIONS

Airxcel

On September 1, 2021, the Company acquired Wichita, Kansas-based AirX Intermediate, Inc. (“Airxcel”). Airxcel manufactures a comprehensive line of high-quality component products which are sold primarily to original equipment RV manufacturers as well as consumers via aftermarket sales through dealers and retailers. Airxcel provides industry-leading products in recreational vehicle heating, cooling, ventilation, cooking, window coverings, sidewalls and roofing materials, among others. The initial cash consideration for the Airxcel acquisition was $750,000 in cash, subject to adjustments, and was funded through a combination of cash-on-hand and $625,000 of borrowings from the Company's asset-based credit facility (“ABL”). The total cash consideration to be paid was subject to the final determination of the actual acquired net working capital as of the close of business on September 1, 2021, which was finalized in the second quarter of fiscal 2022 and the true-up reduced the cash consideration to $745,279, net of cash acquired. In conjunction with the Airxcel acquisition, the Company expanded its existing ABL facility from $750,000 to $1,000,000, favorably amended certain terms of the agreement and extended the term of the ABL as discussed in Note 12 to the Consolidated Financial Statements. The interest rate provisions remained unchanged.

The Company acquired Airxcel as part of its long-term, strategic growth plan and the acquisition is expected to provide numerous benefits, including strengthening the RV supply chain, diversifying its revenue sources and expanding Airxcel’s supply chain business in North America and Europe. Airxcel operates as an independent operation in the same manner as the Company's other subsidiaries.

The results of Airxcel are included in the Company’s Consolidated Statements of Income and Comprehensive Income since the September 1, 2021 acquisition date. Airxcel recorded net sales of $501,114, net of intercompany sales, and net income before income taxes, net of intercompany profit elimination, of $31,559 for the period from the date of acquisition through July 31, 2022. Net income before income taxes includes a charge of $6,791 related to the step-up in assigned value of acquired Airxcel inventory that was included in cost of products sold, and includes $36,771 in amortization expense related to the acquired intangible assets.

From the acquisition date through July 31, 2022, the Company made immaterial measurement period adjustments to better reflect the facts and circumstances that existed at the acquisition date. The following table summarizes the estimated fair values of the Airxcel net assets acquired on the acquisition date. The Company is in the process of finalizing the fair value analysis, but this analysis has not been fully completed. The provisional amounts included below, related to deferred income tax liabilities and certain accrued expenses, remain subject to potential adjustment. The Company expects to finalize these values during the first quarter of fiscal 2023.

Cash	$23,404
Inventory	71,150
Other assets	62,657
Property, plant and equipment	40,518
Amortizable intangible assets:
Customer relationships	284,000
Trademarks	56,900
Design technology assets	60,600
Backlog	700
Goodwill	367,926
Current liabilities	(110,428)
Deferred income tax liabilities	(77,511)
Other liabilities	(10,494)
Non-controlling interest	(739)
Total fair value of net assets acquired	768,683
Less cash acquired	(23,404)
Total cash consideration for acquisition, less cash acquired	$745,279

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

The following table summarized the final fair values of the Tiffin Group net assets acquired on the acquisition date.

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

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 18.8 years. The dealer networks were valued based on the Discounted Cash Flow Method and are being amortized on an accelerated basis over 18 to 20 years. The trademarks were valued on the Relief from Royalty Method and are being amortized on a straight-line basis over 20 years. Backlogs were valued based on the Discounted Cash Flow Method and were amortized on a straight-line basis over five to seven months. Generally, the goodwill recognized as a result of this transaction will be not deductible for tax purposes.

Togo Group

In February 2018, the Company formed a 50/50 joint venture, originally called TH2connect, LLC, with Tourism Holdings Limited ("thl"). In July 2019, this joint venture was rebranded as "Togo Group." Since its formation through March 23, 2020, the Company applied the equity method of accounting to the joint venture.

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

As of the 2020 Agreement effective date, amortizable intangible assets had a weighted-average useful life of approximately eight years and are amortized on a straight-line basis. The developed technology was valued using the Multi-Period Excess Earnings method, which is a form of the income approach. Trade names and trademarks were valued using the Relief from Royalty method. The majority of the goodwill is expected to be deductible for tax purposes.

Prior to the March 23, 2020 effective date of the 2020 Agreement, the Company accounted its share of the Togo Group results on the equity method. The Company's share of the loss from this investment recognized in the Company's 2020 fiscal year through the March 23, 2020 effective date of the 2020 Agreement was $6,884.

The Togo Group was rebranded as Roadpass Digital in November 2021. During the third quarter of fiscal 2022, the Company acquired the remaining interest in Togo Group for $16,144 in cash, and as a result holds a 100% ownership interest in Togo Group as of July 31, 2022.

Pro-forma Information

The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2022 acquisition of Airxcel had occurred at the beginning of fiscal 2021, the fiscal 2021 acquisition of the Tiffin Group had occurred at the beginning of fiscal 2020 and the fiscal 2020 acquisition of the Togo Group had occurred at the beginning of fiscal 2019. The disclosure of pro forma net sales and earnings does not purport to indicate the results that would actually have been obtained had the acquisitions been completed on the assumed dates for the periods presented, or which may be realized in the future. The unaudited pro forma information does not reflect any operating efficiencies or cost savings that may have been realized from the integration of these acquisitions.

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Net sales	$16,359,983	$13,075,712	$8,870,746
Net income attributable to THOR Industries, Inc.	$1,144,617	$689,198	$223,861
Basic earnings per common share	$20.80	$12.46	$4.06
Diluted earnings per common share	$20.71	$12.38	$4.04

3.BUSINESS SEGMENTS

The Company has three reportable segments, all related to recreational vehicles: (1) North American towables, (2) North American motorized and (3) European.

The North American towable recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (including Cruiser RV and DRV), Jayco (including Jayco towable, Starcraft and Highland Ridge), Keystone (including CrossRoads and Dutchmen), KZ (including Venture RV) and Tiffin Group (namely, Vanleigh RV). The North American motorized recreational vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (including Jayco motorized and Entegra Coach), Thor Motor Coach and Tiffin Group (namely, Tiffin Motorhomes, Inc.). The European recreational vehicles reportable segment consists solely of the EHG business. EHG manufactures a full line of towable and motorized recreational vehicles, including caravans, motorcaravans, urban vehicles and campervans in eight primary RV production locations within Europe. EHG produces and sells numerous brands primarily within Europe, including Buccaneer, Buerstner, Carado, Compass, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore. In addition, EHG’s operations include other RV-related products and services.

The operations of the Company’s Postle, Roadpass Digital (formerly Togo Group) and Airxcel subsidiaries are included in “Other”. Net sales included in Other relate primarily to the sale of specialized component parts and aluminum extrusions. Intercompany eliminations adjust for Postle and Airxcel sales to the Company’s North American Towables and North American Motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of products to third parties.

Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, deferred compensation plan assets and certain Corporate real estate holdings primarily utilized by THOR’s U.S.-based operating subsidiaries.

	2022	2021	2020
NET SALES:
Recreational vehicles
North American Towables	$8,661,945	$6,221,928	$4,140,482
North American Motorized	3,979,647	2,669,391	1,390,098
Total North America	12,641,592	8,891,319	5,530,580
European	2,887,453	3,200,079	2,485,391
Total recreational vehicles	15,529,045	12,091,398	8,015,971
Other	1,225,824	373,174	234,481
Intercompany eliminations	(442,344)	(147,192)	(82,519)
Total	$16,312,525	$12,317,380	$8,167,933

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towables	$1,050,536	$658,964	$336,207
North American Motorized	436,604	202,057	71,943
Total North America	1,487,140	861,021	408,150
European	87,116	116,576	9,850
Total recreational vehicles	1,574,256	977,597	418,000
Other, net	110,798	57,674	27,751
Corporate	(225,190)	(190,690)	(172,855)
Total	$1,459,864	$844,581	$272,896

	2022	2021
TOTAL ASSETS:
Recreational vehicles
North American Towables	$2,040,841	$1,870,577
North American Motorized	1,239,476	1,073,506
Total North America	3,280,317	2,944,083
European	2,449,270	2,975,821
Total recreational vehicles	5,729,587	5,919,904
Other, net	1,272,829	272,350
Corporate	405,716	461,834
Total	$7,408,132	$6,654,088

	2022	2021	2020
DEPRECIATION AND INTANGIBLE ASSET AMORTIZATION EXPENSE:
Recreational vehicles
North American Towables	$65,260	$66,078	$66,042
North American Motorized	29,088	23,153	14,202
Total North America	94,348	89,231	80,244
European	131,518	127,432	103,671
Total recreational vehicles	225,866	216,663	183,915
Other, net	56,855	12,220	10,488
Corporate	1,732	1,698	1,764
Total	$284,453	$230,581	$196,167

CAPITAL ACQUISITIONS:
Recreational vehicles
North American Towables	$72,892	$35,816	$27,219
North American Motorized	36,321	22,230	12,603
Total North America	109,213	58,046	39,822
European	97,328	66,930	62,165
Total recreational vehicles	206,541	124,976	101,987
Other, net	33,162	5,620	2,664
Corporate	858	1,085	1,172
Total	$240,561	$131,681	$105,823

DESTINATION OF NET SALES BY GEOGRAPHIC REGION:
United States	$12,235,760	$8,462,652	$5,296,482
Germany	1,728,565	1,977,808	1,494,419
Other Europe	1,158,563	1,189,747	966,023
Canada	1,132,788	638,118	377,053
Other foreign	56,849	49,055	33,956
Total	$16,312,525	$12,317,380	$8,167,933

	2022	2021
PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION:
United States	$749,343	$626,375
Germany	397,015	460,446
Other Europe	106,921	95,266
Other	4,880	3,044
Total	$1,258,159	$1,185,131

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

Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counterparties. These arrangements generally do not call for collateral and as of the applicable dates presented below, no cash collateral had been received or pledged related to the underlying derivatives.

The fair value of our derivative instruments designated as cash flow hedges, and the associated notional amounts, presented on a pre-tax basis, were as follows:

	July 31, 2022			July 31, 2021
Cash Flow Hedges	Notional	Fair Value in Other Current Assets	Fair Value in Other Current Liabilities	Notional	Fair Value in Other Current Liabilities
Foreign currency forward contracts	$33,997	$—	$80	$41,899	$88
Interest rate swap agreements	273,325	850	—	482,138	11,420
Total derivative financial instruments	$307,322	$850	$80	$524,037	$11,508

Foreign currency forward contracts outstanding at July 31, 2022 are used to exchange British Pounds Sterling ("GBP") for Euro. These contracts have various maturity dates through May 31, 2023.

The Company entered into interest rate swaps to convert a portion of the Company's long-term debt from floating rate to fixed rate debt, partially hedging the interest rate risk related to the Company's U.S. Dollar term loan tranche that matures in February 2026.

Cash Flow Hedges

The Company has used foreign currency forward contracts to hedge the effect of certain foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including foreign currency denominated sales. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts are recorded in accumulated other comprehensive income (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the determination of net income as the underlying exposure being hedged. Foreign currency forward contracts accounted for as cash flow hedges and outstanding at July 31, 2022 mature over the next ten months.

The Company has entered into interest rate swap agreements to manage certain of its interest rate exposures. During fiscal 2019, the Company entered into pay-fixed, receive-floating interest rate swap agreements, totaling $900,000 in initial value, in order to hedge against interest rate risk relating to the Company’s floating rate debt agreements. The $900,000 in initial value declines quarterly over the 4.5 year term of the swaps. The interest rate swaps are designated as cash flow hedges of the expected interest payments related to the Company’s LIBOR-based floating rate debt. Amounts initially recorded in AOCI are reclassified to interest expense over the life of the debt as the forecasted interest transactions occur.

Net Investment Hedges

The Company designates a portion of its outstanding Euro-denominated term loan tranche as a hedge of foreign currency exposures related to investments the Company has in certain Euro-denominated functional currency subsidiaries.

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and determined to be effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Gains (losses), net of tax, included in the foreign currency translation adjustments were $62,244, $(1,943) and $(25,915) for the fiscal years ended July 31, 2022, July 31, 2021 and July 31, 2020, respectively.

There were no amounts reclassified out of AOCI pertaining to the net investment hedge during the fiscal years ended July 31, 2022, July 31, 2021 and July 31, 2020.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $25,628 and a fair value of $1,077 which is included in Other current liabilities in the Consolidated Balance Sheet as of July 31, 2022. These other derivative instruments had a notional amount totaling approximately $32,466 and a fair value of $1,948 as of July 31, 2021. For these derivative instruments, changes in fair value are recognized in earnings.

The total amounts presented in the Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the following derivative instruments for the fiscal years ended July 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (loss) recognized in Other comprehensive income (loss), net of tax
Foreign currency forward contracts	$6	$(63)	$—
Interest rate swap agreements (1)	9,324	10,231	(9,351)
Total gain (loss)	$9,330	$10,168	$(9,351)

(1)Other comprehensive income (loss), net of tax, before reclassification from AOCI was $3,626, $340 and $(15,265) for fiscal years 2022, 2021 and 2020, respectively.

	2022
	Sales	Interest Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(723)	$—
Interest rate swap agreements	—	(5,698)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Interest rate swap agreements	—	428
Total gain (loss)	$(723)	$(5,270)

	2021
	Sales	Interest Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(1,050)	$—
Interest rate swap agreements	—	(9,891)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Interest rate swap agreements	—	(85)
Total gain (loss)	$(1,050)	$(9,976)

	2020
	Sales	Interest Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(386)	$—
Interest rate swap agreements	—	(5,914)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Interest rate swap agreements	—	(376)
Total gain (loss)	$(386)	$(6,290)

5.INVENTORIES

Major classifications of inventories are as follows:

	July 31, 2022	July 31, 2021
Finished goods—RV	$236,311	$114,843
Finished goods—other	126,570	57,810
Work in process	397,495	376,594
Raw materials	838,474	602,106
Chassis	293,375	292,921
Subtotal	1,892,225	1,444,274
Excess of FIFO costs over LIFO costs	(137,452)	(74,890)
Total inventories, net	$1,754,773	$1,369,384

Of the $1,892,225 and $1,444,274 of inventories at July 31, 2022 and July 31, 2021, $1,170,554 and $946,767, respectively, was valued on the first-in, first-out (“FIFO”) method, and $721,671 and $497,507, respectively, was valued on the last-in, first-out (“LIFO”) basis.

6.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	July 31, 2022	July 31, 2021
Land	$142,221	$142,746
Buildings and improvements	926,485	837,065
Machinery and equipment	601,480	523,714
Rental vehicles	67,414	75,449
Lease right-of-use assets – operating	44,407	42,601
Lease right-of-use assets – finance	6,264	7,010
Total cost	1,788,271	1,628,585
Less accumulated depreciation	(530,112)	(443,454)
Property, plant and equipment, net	$1,258,159	$1,185,131
See Note 15 to the Consolidated Financial Statements for further information regarding the lease right-of-use assets.

7.INTANGIBLE ASSETS AND GOODWILL

The components of amortizable intangible assets are as follows:

	July 31, 2022		July 31, 2021
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks/customer relationships	$1,090,528	$420,623	$861,562	$327,751
Trademarks	351,152	77,660	311,208	62,675
Design technology and other intangibles	253,918	80,465	215,956	62,237
Non-compete agreements	1,400	758	1,400	292
Total amortizable intangible assets	$1,696,998	$579,506	$1,390,126	$452,955

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2023	$140,573
For the fiscal year ending July 31, 2024	128,369
For the fiscal year ending July 31, 2025	116,380
For the fiscal year ending July 31, 2026	104,946
For the fiscal year ending July 31, 2027	96,002
For the fiscal year ending July 31, 2028 and thereafter	531,222
$1,117,492

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

The Company completed its annual goodwill impairment test for fiscal 2022 as of May 31, 2022, and no impairment was identified. There were no impairments of goodwill during fiscal 2021 or 2020 other than the impairment of $1,036 in the fiscal quarter ended January 31, 2020 noted above.

Changes in the carrying amount of goodwill by reportable segment as of July 31, 2022 and July 31, 2021 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of July 31, 2020	$333,786	$—	$1,037,929	$104,826	$1,476,541
Fiscal year 2021 activity:
Goodwill acquired	18,845	43,491	—	17,882	80,218
Measurement period adjustments	(7,656)	10,384	—	—	2,728
Foreign currency translation and other	—	—	3,768	—	3,768
Net balance as of July 31, 2021	$344,975	$53,875	$1,041,697	$122,708	$1,563,255
Fiscal year 2022 activity:
Goodwill acquired	—	—	—	389,838	389,838
Measurement period adjustments	—	—	—	(628)	(628)
Foreign currency translation and other	—	—	(148,314)	—	(148,314)
Net balance as of July 31, 2022	$344,975	$53,875	$893,383	$511,918	$1,804,151

The components of the goodwill balances as of July 31, 2022 and July 31, 2021 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Goodwill	$355,124	$71,127	$893,383	$511,918	$1,831,552
Accumulated impairment charges	(10,149)	(17,252)	—	—	(27,401)
Net balance as of July 31, 2022	$344,975	$53,875	$893,383	$511,918	$1,804,151

	North American Towables	North American Motorized	European	Other	Total
Goodwill	$355,124	$71,127	$1,041,697	$122,708	$1,590,656
Accumulated impairment charges	(10,149)	(17,252)	—	—	(27,401)
Net balance as of July 31, 2021	$344,975	$53,875	$1,041,697	$122,708	$1,563,255

8.CONCENTRATION OF RISK

One dealer, FreedomRoads, LLC, accounted for approximately 13.0% of the Company’s consolidated net sales in fiscal 2022 and approximately 13.0% and 15.0% in fiscal 2021 and fiscal 2020, respectively. Sales to this dealer are reported within both the North American towables and North American motorized segments. This dealer also accounted for approximately 10.0% of the Company’s consolidated trade accounts receivable at July 31, 2022 and approximately 15.0% at July 31, 2021. The loss of this dealer could have a material effect on the Company’s business.

9.EMPLOYEE BENEFIT PLANS

Substantially all non-highly compensated U.S. employees are eligible to participate in a 401(k) plan. The Company may make discretionary contributions to the 401(k) plan according to a matching formula determined by each operating subsidiary. Total expense for the plan was $4,848 in fiscal 2022, $2,081 in fiscal 2021 and $2,987 in fiscal 2020.

The Company has established a deferred compensation plan for highly compensated U.S. employees who are not eligible to participate in a 401(k) plan. This plan allows participants to defer a portion of their compensation and the Company then invests the funds in a combination of corporate-owned life insurance ("COLI") and mutual fund investments held by the Company. The employee deferrals and the results and returns of the investments selected by the participants, which totaled $95,782 at July 31, 2022 and $84,588 at July 31, 2021, are recorded as Other long-term liabilities in the Consolidated Balance Sheets. Investments held by the Company are accounted for at cash surrender value for COLI and at fair value for mutual fund investments. Both types of company-owned assets, which in total approximate the same value as the plan liabilities, are reported as Other long-term assets on the Consolidated Balance Sheets. Changes in the value of the plan assets are reflected within Other income (expense), net on the Consolidated Statements of Income and Comprehensive Income. Changes in the value of the liability are reflected within Selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. The Company does not make matching contributions to the deferred compensation plan.

The Company also incurred costs related to certain pension obligations from post-employment defined benefit plans to certain current and former employees of the European and Other segments. A significant portion of the European plans are not available to new hires. Total expense for these plans in fiscal 2022, fiscal 2021 and fiscal 2020, and the pension plan assets and obligations at July 31, 2022 and July 31, 2021, were immaterial.

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

The financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2022 and July 31, 2021 are as follows:

	Input Level	July 31, 2022	July 31, 2021
Deferred compensation plan mutual fund assets	Level 1	$42,312	$51,085
Foreign currency forward contract liability	Level 2	$80	$88
Interest rate swap liabilities, net	Level 2	$227	$13,369

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

11.PRODUCT WARRANTY

The Company generally provides retail customers of its products with a one- or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components. The Company records a liability based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors used in estimating the warranty liability include a history of retail units sold, existing dealer inventory, average cost incurred and a profile of the distribution of warranty expenditures over the warranty period. Actual claims incurred could differ from estimates, requiring adjustments to the liabilities.

Changes in our product warranty liabilities during the indicated periods are as follows:

	2022	2021	2020
Beginning balance	$267,620	$252,869	$289,679
Provision	339,009	261,851	198,873
Payments	(290,407)	(258,624)	(238,590)
Acquisitions	9,828	11,032	—
Foreign currency translation	(8,142)	492	2,907
Ending balance	$317,908	$267,620	$252,869

12.LONG-TERM DEBT

The components of long-term debt are as follows:

	July 31, 2022	July 31, 2021
Term loan	$1,124,209	$1,540,013
Asset-based credit facility	100,000	—
Senior unsecured notes	500,000	—
Unsecured notes	25,495	29,728
Other debt	50,207	70,952
Total long-term debt	1,799,911	1,640,693
Debt issuance costs, net of amortization	(32,482)	(33,461)
Total long-term debt, net of debt issuance costs	1,767,429	1,607,232
Less: current portion of long-term debt	(13,190)	(12,411)
Total long-term debt, net, less current portion	$1,754,239	$1,594,821

The Company is a party to a seven-year term loan (“term loan”) agreement, which originally consisted of both a United States Dollar-denominated term loan tranche of $1,386,434 and a Euro-denominated term loan tranche of 617,718 Euro ($708,584 at closing date exchange rate), and a $750,000 asset-based credit facility (“ABL”). Subject to earlier termination, the term loan matures on February 1, 2026 and the ABL originally matured on February 1, 2024. In connection with the Airxcel acquisition discussed in Note 2 to the Consolidated Financial Statements, effective September 1, 2021, the Company expanded its existing ABL facility from $750,000 to $1,000,000, favorably amended certain terms of the ABL agreement and extended the maturity date of the ABL from February 1, 2024 to September 1, 2026, subject to a springing maturity at an earlier date if the maturity date of the Company’s term loan has not been extended or refinanced. The ABL interest rate provisions remain unchanged.

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

The Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during fiscal 2022 or fiscal 2021. The Company may, at its option, prepay any borrowings under the term loan, in whole or in part, at any time without premium or penalty (except in certain circumstances). The Company may add one or more incremental term loan facilities to the term loan, subject to obtaining commitments from any participating lenders and certain other conditions.

As of July 31, 2022, the entire outstanding U.S. term loan tranche balance of $671,900 was subject to a LIBOR-based rate totaling 5.375%, but the interest rate on $273,325 of that balance was fixed at 5.466% through an interest rate swap, dated March 18, 2019, by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.466%. As of July 31, 2021, the entire outstanding U.S. term loan tranche balance of $941,900 was subject to a LIBOR-based rate totaling 3.125%, but the interest rate on $482,138 of that balance was fixed at 5.466% through the March 18, 2019 interest rate swap noted above. The total interest rate on the July 31, 2022 outstanding Euro term loan tranche balance of $452,309 was 3.00%, and the total interest rate on the July 31, 2021 outstanding Euro term loan tranche balances of $598,113 was also 3.00%

On October 14, 2021, the Company issued an aggregate principal amount of $500,000 of 4.000% Senior Unsecured Notes due 2029 (“Senior Unsecured Notes”). The Senior Unsecured Notes will mature on October 15, 2029 unless redeemed or repurchased earlier. Net proceeds from the Senior Unsecured Notes, along with cash on hand, were used to repay $500,000 of borrowings outstanding on the Company’s ABL and for certain transaction costs. Interest on the Senior Unsecured Notes is payable in semi-annual installments on April 15 and October 15 of each year, and the first semi-annual interest payment was made on April 14, 2022. The Senior Unsecured Notes rank equally in right of payment with all of the Company’s existing and future senior indebtedness and senior to the Company’s future subordinated indebtedness, and effectively junior in right of payment to the Company’s existing and future secured indebtedness to the extent of the assets securing such indebtedness.

As of July 31, 2022, the total weighted-average interest rate on the outstanding ABL borrowings of $100,000 was 3.048%. The Company may, generally at its option, repay any borrowings under the ABL, in whole or in part, at any time and from time to time, without penalty or premium. Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The ABL carries interest at an annual base rate plus 0.25% to 0.50%, or LIBOR plus 1.25% to 1.50%, based on adjusted excess availability as defined in the ABL agreement. This agreement also includes a 0.20% unused facility fee. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without premium or penalty.

The ABL contains a financial covenant which requires the Company to maintain a minimum consolidated fixed-charge coverage ratio of 1.0X, although the covenant is only applicable when adjusted excess availability falls below a threshold of the greater of a) 10% of the lesser of the borrowing base availability or the revolver line total, or b) $60,000. Up to $100,000 of the ABL is available for the issuance of letters of credit, and up to $100,000 is available for swing-line loans. The Company may also increase commitments under the ABL by up to $200,000 by obtaining additional commitments from lenders and adhering to certain other conditions.

The unused availability under the ABL is generally available to the Company for general operating purposes, and based on July 31, 2022 eligible receivable and inventory balances and net of amounts drawn, if any, totaled approximately $874,000.

The unsecured notes of 25,000 Euro ($25,495) at July 31, 2022 relate to long-term debt of our European segment. There are two series, 20,000 Euro ($20,396) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,099) with an interest rate of 2.534% maturing March 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 2.40% to 3.43%. The Company considers cash pledged as collateral against real estate loans or certain revolving debt obligations within its European rental fleet obligations to be restricted cash.

Total contractual debt maturities are as follows:

For the fiscal year ending July 31, 2023	$13,190
For the fiscal year ending July 31, 2024	10,570
For the fiscal year ending July 31, 2025	30,853
For the fiscal year ending July 31, 2026	1,227,595
For the fiscal year ending July 31, 2027	2,499
For the fiscal year ending July 31, 2028 and thereafter	515,204
$1,799,911

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

For fiscal 2022, interest expense on the term loan, ABL, Senior Unsecured Notes and other debt facilities was $77,324. In addition, the Company recorded total charges related to the amortization of the term loan and ABL fees, which are classified as interest expense, of $11,322 for fiscal 2022. The unamortized balance of all capitalized ABL facility fees was $5,940 at July 31, 2022 and is included in Other long-term assets in the Consolidated Balance Sheets.

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

The fair value of the Company's term-loan debt at July 31, 2022 and July 31, 2021 was $1,097,136 and $1,551,141, respectively, and the fair value of the Company's Senior Unsecured Notes at July 31, 2022 was $405,000. The fair values of the Company’s term-loan debt and Senior Unsecured Notes are primarily estimated using Level 2 inputs as defined by ASC 820, based on quoted prices in markets that are not active. The fair value of other debt held by the Company approximates carrying value.

13.INCOME TAXES

The sources of income before income taxes are as follows:

	For the Fiscal Year Ended July 31,
	2022	2021	2020
United States	$1,359,841	$725,262	$258,483
Foreign	100,023	119,319	14,413
Total	$1,459,864	$844,581	$272,896

The components of the provision for income taxes are as follows:

	For the Fiscal Year Ended July 31,
Income Taxes:	2022	2021	2020
U.S. Federal	$296,716	$148,706	$49,494
U.S. state and local	55,159	26,344	9,891
Foreign	17,848	17,571	1,842
Total current expense	369,723	192,621	61,227
U.S. Federal	(21,317)	162	6,472
U.S. state and local	(2,089)	(365)	(197)
Foreign	(24,696)	(8,707)	(15,990)
Total deferred expense (benefit)	(48,102)	(8,910)	(9,715)
Total income tax expense	$321,621	$183,711	$51,512

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

The differences between income tax expense at the federal statutory rate and the actual income tax expense are as follows:

	For the Fiscal Year Ended July 31,
	2022	2021	2020
Provision at federal statutory rate	$306,571	$177,362	$57,308
Differences between U.S. federal statutory and foreign tax rates	58,573	(16,857)	(50,898)
Foreign currency remeasurement (gains) losses	(73,914)	1,595	30,246
U.S. state and local income taxes, net of federal benefit	38,919	20,407	7,616
Other	(8,528)	1,204	7,240
Total income tax expense	$321,621	$183,711	$51,512

A summary of the deferred income tax balances is as follows:

	July 31,
	2022	2021
Deferred income tax asset (liability):
Inventory basis	$6,596	$3,158
Employee benefits	10,171	10,485
Self-insurance reserves	6,792	6,949
Accrued product warranties	68,083	53,258
Accrued incentives	7,064	4,403
Sales returns and allowances	2,447	934
Accrued expenses	4,866	7,496
Property, plant and equipment	(44,508)	(36,662)
Operating leases	11,193	10,615
Deferred compensation	26,924	19,260
Intangibles	(219,726)	(173,360)
Net operating loss and other carryforwards	40,814	38,669
Unrealized loss	(17,925)	609
Unrecognized tax benefits	4,013	3,946
Other	(6,155)	(4,949)
Valuation allowance	(8,630)	(17,193)
Deferred income tax (liability), net	$(107,981)	$(72,382)

Deferred tax assets are reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The valuation allowances recorded at July 31, 2022 and July 31, 2021 relate to certain foreign net operating loss carry forwards and other assets in foreign jurisdictions.

With the exception of foreign subsidiary investment basis differences not attributable to un-repatriated foreign earnings, we consider all of our undistributed earnings of our foreign subsidiaries, as of July 31, 2022, to not be indefinitely reinvested outside of the United States. As of July 31, 2022, the related income tax cost of the repatriation of foreign earnings is not material.

As of July 31, 2022, the Company has $1,398 of U.S. state tax credit carry forwards that expire in fiscal 2032, which the Company expects to realize prior to expiration. At July 31, 2022, the Company had $81,626 of gross NOL carry forwards in certain foreign jurisdictions that will expire from fiscal 2023 to indefinite carryforward, of which $52,354 has been fully reserved with a valuation allowance and the remaining amount the Company expects to realize. In addition, the Company has $5,033 of gross U.S. state tax NOL carryforwards that expire from fiscal 2023 to 2042 that the Company does not expect to realize and therefore has been fully reserved with a valuation allowance.

The benefits of tax positions reflected on income tax returns but whose outcome remains uncertain are only recognized for financial accounting purposes if they meet minimum recognition thresholds. The total amount of unrecognized tax benefits that, if recognized, would have impacted the Company’s effective tax rate were $14,461 for fiscal 2022, $13,631 for fiscal 2021 and $11,606 for fiscal 2020.

Changes in the unrecognized tax benefit during fiscal years 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Beginning balance	$17,025	$14,238	$13,848
Tax positions related to prior years:
Additions	705	72	73
Reductions	(1,280)	(277)	(129)
Tax positions related to current year:
Additions	4,660	4,346	1,966
Settlements	(2,453)	(3,363)	—
Lapses in statute of limitations	(3,010)	(2,701)	(1,520)
Tax positions acquired	2,351	4,710	—
Ending balance	$17,998	$17,025	$14,238

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The total amount of liabilities accrued for interest and penalties related to unrecognized tax benefits as of July 31, 2022 and July 31, 2021 were $2,867 and $2,967, respectively. The total amount of interest and penalties expense recognized in the Consolidated Statements of Income and Comprehensive Income for the fiscal years ended July 31, 2022, July 31, 2021 and July 31, 2020 were $134, $238 and $544, respectively.

The total unrecognized tax benefits above, along with the related accrued interest and penalties, are reported within the liability section of the Consolidated Balance Sheets. A portion of the unrecognized tax benefits is classified as short-term and is included in the “Income and other taxes” line of the Consolidated Balance Sheets, while the remainder is classified as a long-term liability.

The components of total unrecognized tax benefits are summarized as follows:

	July 31,
	2022	2021
Unrecognized tax benefits	$17,998	$17,025
Reduction to unrecognized tax benefits which offset tax credit and loss carryforwards	(668)	(725)
Accrued interest and penalties	2,867	2,967
Total unrecognized tax benefits	$20,197	$19,267

Short-term, included in “Income and other taxes”	$2,954	$3,423
Long-term	17,243	15,844
Total unrecognized tax benefits	$20,197	$19,267

The Company anticipates a decrease of approximately $4,100 in unrecognized tax benefits and $900 in interest during fiscal 2023 from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state and foreign jurisdictions. The Company is currently under exam by certain U.S. state tax authorities for the fiscal years ended July 31, 2018 through July 31, 2020 and by certain foreign jurisdictions for fiscal years ended 2016 through 2019. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

The major tax jurisdictions we file in, with the years still subject to income tax examinations, are listed below:

Major Tax Jurisdiction	Tax Years Subject to Exam

United States – Federal	Fiscal 2019 – Fiscal 2021

United States – State	Fiscal 2019 – Fiscal 2021

Germany	Fiscal 2016 – Fiscal 2020

France	Fiscal 2019 – Fiscal 2021

Italy	Fiscal 2017 – Fiscal 2021

United Kingdom	Fiscal 2021

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

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2022 and July 31, 2021 were $4,308,524 and $1,821,012, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. The estimated fair value takes into account an estimate of the losses that may be incurred upon resale of any repurchases. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $11,346 and $6,023 as of July 31, 2022 and July 31, 2021, respectively, which are included in Other current liabilities in the Consolidated Balance Sheets.

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

A product recall was issued in late fiscal 2021 related to certain purchased parts utilized in certain of our products, and a reserve to cover anticipated costs was established at that time. During fiscal 2022, the reserve was adjusted quarterly based on developments involving the recall, including our expectations regarding the extent of vendor reimbursements and the estimated total cost of the recall. The Company has been, and will continue to be, reimbursed for a portion of the costs it will incur related to this recall. In addition, we accrued expenses during fiscal 2022 based on developments related to an ongoing investigation by certain German-based authorities regarding the adequacy of historical disclosures of vehicle weight in advertisements and other Company-provided literature in Germany. The Company is fully cooperating with the investigation. In fiscal 2022, the Company has recognized $37,975 of net expense as a component of selling, general and administrative costs related to these two matters. The Company does not believe there will be a material, adverse impact to our future results of operations and cash flows due to these matters.

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

The components of lease costs for the fiscal years ended July 31, 2022, July 31, 2021 and July 31, 2020 were as follows:

	Fiscal Year Ended July 31,
	2022	2021	2020
Operating lease cost	$27,391	$18,140	$12,580
Finance lease cost
Amortization of right-of-use assets	746	662	544
Interest on lease liabilities	471	520	531
Total lease cost	$28,608	$19,322	$13,655

Other information related to leases was as follows:

	Fiscal Year Ended July 31,
Supplemental Cash Flow Information	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,364	$18,054	$12,487
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$21,258	$16,636	$4,655
Finance leases	$—	$4,000	$—

	July 31,
Supplemental Balance Sheet Information	2022	2021
Operating leases:
Operating lease right-of-use assets	$44,407	$42,601

Operating lease liabilities
Other current liabilities	$9,406	$8,944
Other long-term liabilities	34,830	33,923
Total operating lease liabilities	$44,236	$42,867

Finance leases:
Finance lease right-of-use assets	$6,264	$7,010

Finance lease liabilities
Other current liabilities	$1,215	$1,081
Other long-term liabilities	3,476	4,694
Total finance lease liabilities	$4,691	$5,775

	July 31,
	2022	2021
Weighted-average remaining lease term
Operating leases	10.2 years	11.1 years
Finance leases	4.4 years	5.1 years
Weighted-average discount rate
Operating leases	3.6%	3.2%
Finance leases	9.2%	8.9%

Future minimum rental payments required under operating and finance leases as of July 31, 2022 were as follows:

	Operating Leases	Finance Leases
For the fiscal year ending July 31, 2023	$14,463	$1,578
For the fiscal year ending July 31, 2024	11,142	1,059
For the fiscal year ending July 31, 2025	7,900	1,083
For the fiscal year ending July 31, 2026	5,474	1,107
For the fiscal year ending July 31, 2027	3,980	896
For the fiscal year ending July 31, 2028 and thereafter	18,408	58
Total future lease payments	$61,367	$5,781
Less: amount representing interest	(17,131)	(1,090)
Total reported lease liability	$44,236	$4,691

16.STOCKHOLDERS’ EQUITY

Stock-based Compensation

The Board and the shareholders approved, and subsequently amended, the THOR Industries, Inc. 2016 Equity and Incentive Plan (the “2016 Equity and Incentive Plan”). The maximum number of shares issuable under the amended 2016 Equity and Incentive Plan is 3,600,000. As of July 31, 2022, the remaining shares available to be granted under the 2016 Equity and Incentive Plan is 1,878,887. Awards may be in the form of options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation awards and stock appreciation rights.

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

Under the Company's program to provide performance stock units ("PSU") awards to certain members of the Company's executive management, a portion of their equity compensation is determined based on performance related to targets set for both the Company’s return on invested capital and free cash flow during a multi-year measurement period. These PSU awards are based on a sliding scale of actual performance against relevant goals within a range of fifty percent (50%) to one hundred fifty percent (150%) of the target. Performance below the fifty percent (50%) threshold results in no earned shares, while performance above the one hundred fifty percent (150%) level results in an award of shares equal to two times the amount of target shares. In deriving the number of shares earned, if any, both performance metrics are weighted equally. Following the measurement period, in accordance with actual achievement and certification of performance metrics, fully vested shares of common stock are issued to the award recipients. The fair value of the PSU awards is determined using the Company’s stock price on the grant date. These awards are equity classified and expensed over the applicable measurement period based on the extent to which achievement of the performance metrics is probable.

Total stock-based expense recognized in fiscal 2022, 2021 and 2020 for these RSU and PSU awards totaled $31,421, $30,514 and $19,889, respectively. The fair value of the RSU and PSU shares that vested in fiscal 2022, 2021 and 2020 totaled $48,204, $24,226 and $10,906, respectively.

A summary of restricted stock unit and performance stock unit activity during fiscal 2022, 2021 and 2020 is included below:

	2022		2021		2020
	Stock Units	Weighted- Average Grant Date Fair Value	Stock Units	Weighted- Average Grant Date Fair Value	Stock Units	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	716,485	$68.70	641,410	$65.28	451,563	$91.08
Granted	378,999	127.51	338,073	81.41	407,151	50.78
Vested	(407,512)	64.19	(255,039)	76.97	(206,624)	92.87
Forfeited	(5,739)	105.44	(7,959)	67.90	(10,680)	69.66
Nonvested, end of year	682,233	$103.76	716,485	$68.70	641,410	$65.28

At July 31, 2022 there was $36,877 of total unrecognized compensation costs related to restricted stock unit and performance stock unit awards that are expected to be recognized over a weighted-average period of 2.08 years.

The Company recognized a tax benefit related to total stock-based compensation expense of $4,260, $3,532 and $4,775 in fiscal 2022, 2021 and 2020, respectively.

Share Repurchase Program

On December 21, 2021, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to repurchase shares of the Company’s common stock through December 21, 2024. On June 24, 2022, the Board authorized Company management to utilize up to an additional $448,321 to repurchase shares of the Company’s common stock through July 31, 2025.

Under the two share repurchase authorizations, the Company is authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of its common stock in the open market, in privately negotiated transactions or by other means. The timing and amount of share repurchases will be determined at the discretion of the Company’s management team based upon the market price of the stock, management's evaluation of general market and economic conditions, cash availability and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under this program.

During fiscal 2022, the Company purchased 1,944,243 shares of its common stock, at various times in the open market, at a weighted-average price of $84.92 and held them as treasury shares at an aggregate purchase price of $165,107, all from the December 21, 2021 authorization.

As of July 31, 2022, the remaining amount of the Company's common stock that may be repurchased under the December 21, 2021 $250,000 authorization expiring on December 21, 2024 is $84,893. As of July 31, 2022, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $448,321. As of July 31, 2022, the total remaining amount of the Company’s common stock that may be repurchased under these two authorizations is $533,214.

17.REVENUE RECOGNITION

The table below disaggregates revenue to the level that the Company believes best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors. Other RV-related revenues shown below in the European segment include sales related to accessories and services, new and used vehicle sales at owned dealerships and RV rentals. Other sales relate primarily to component part sales to RV original equipment manufacturers and aftermarket sales through dealers and retailers, as well as aluminum extruded components. All material revenue streams are considered point-in-time.

	2022	2021	2020
NET SALES:
Recreational vehicles
North American Towables
Travel Trailers and Other	$5,430,526	$3,791,235	$2,449,239
Fifth Wheels	3,231,419	2,430,693	1,691,243
Total North American Towables	8,661,945	6,221,928	4,140,482
North American Motorized
Class A	1,779,295	1,052,982	495,520
Class C	1,408,470	1,266,624	776,191
Class B	791,882	349,785	118,387
Total North American Motorized	3,979,647	2,669,391	1,390,098
Total North American	12,641,592	8,891,319	5,530,580
European
Motorcaravan	1,457,226	1,779,906	1,505,353
Campervan	750,310	779,755	433,398
Caravan	365,902	292,708	273,475
Other RV-related	314,015	347,710	273,165
Total European	2,887,453	3,200,079	2,485,391
Total recreational vehicles	15,529,045	12,091,398	8,015,971
Other	1,225,824	373,174	234,481
Intercompany eliminations	(442,344)	(147,192)	(82,519)
Total	$16,312,525	$12,317,380	$8,167,933

18.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated OCI (“AOCI”) by component were as follows:

	2022
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$54,152	$(8,655)	$(876)	$44,621	$(772)	$43,849
OCI before reclassifications	(237,605)	3,775	2,047	(231,783)	(1,433)	(233,216)
Income taxes associated with OCI before reclassifications (1)	—	(866)	—	(866)	—	(866)
Amounts reclassified from AOCI	—	8,502	—	8,502	—	8,502
Income taxes associated with amounts reclassified from AOCI	—	(2,081)	—	(2,081)	—	(2,081)
OCI, net of tax for the fiscal year	(237,605)	9,330	2,047	(226,228)	(1,433)	(227,661)
AOCI, net of tax	$(183,453)	$675	$1,171	$(181,607)	$(2,205)	$(183,812)

	2021
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$46,512	$(18,823)	$(696)	$26,993	$(855)	$26,138
OCI before reclassifications	7,640	(1,100)	(180)	6,360	83	6,443
Income taxes associated with OCI before reclassifications (1)	—	327	—	327	—	327
Amounts reclassified from AOCI	—	14,433	—	14,433	—	14,433
Income taxes associated with amounts reclassified from AOCI	—	(3,492)	—	(3,492)	—	(3,492)
OCI, net of tax for the fiscal year	7,640	10,168	(180)	17,628	83	17,711
AOCI, net of tax	$54,152	$(8,655)	$(876)	$44,621	$(772)	$43,849

	2020
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(46,484)	$(9,472)	$(1,048)	$(57,004)	$(594)	$(57,598)
OCI before reclassifications	92,996	(20,557)	352	72,791	(261)	72,530
Income taxes associated with OCI before reclassifications (1)	—	4,906	—	4,906	—	4,906
Amounts reclassified from AOCI	—	8,180	—	8,180	—	8,180
Income taxes associated with amounts reclassified from AOCI	—	(1,880)	—	(1,880)	—	(1,880)
OCI, net of tax for the fiscal year	92,996	(9,351)	352	83,997	(261)	83,736
AOCI, net of tax	$46,512	$(18,823)	$(696)	$26,993	$(855)	$26,138
(1)We do not recognize deferred taxes for a majority of the foreign currency translation gains and losses because we do not anticipate reversal in the foreseeable future.