Form 10-Q
period 2022-10-31
THOR INDUSTRIES INC
filed 2022-12-07
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2022.
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
Yes    ☐    No    ☑
As of November 30, 2022, 53,518,735 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 31, 2022	July 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$291,704	$311,553
Accounts receivable, trade, net	749,630	848,814
Accounts receivable, other, net	59,689	95,367
Inventories, net	1,852,872	1,754,773
Prepaid income taxes, expenses and other	39,718	51,972
Total current assets	2,993,613	3,062,479
Property, plant and equipment, net	1,268,883	1,258,159
Other assets:
Goodwill	1,783,954	1,804,151
Amortizable intangible assets, net	1,070,815	1,117,492
Deferred income tax assets, net	7,672	7,950
Other	156,328	157,901
Total other assets	3,018,769	3,087,494
TOTAL ASSETS	$7,281,265	$7,408,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$675,665	$822,449
Current portion of long-term debt	10,173	13,190
Short-term financial obligations	23,333	21,403
Accrued liabilities:
Compensation and related items	236,216	254,772
Product warranties	325,713	317,908
Income and other taxes	83,812	57,391
Promotions and rebates	126,820	134,298
Product, property and related liabilities	59,570	61,700
Dividends payable	24,081	—
Other	56,433	72,805
Total current liabilities	1,621,816	1,755,916
Long-term debt	1,714,636	1,754,239
Deferred income tax liabilities, net	114,573	115,931
Unrecognized tax benefits	18,196	17,243
Other liabilities	161,085	164,149
Total long-term liabilities	2,008,490	2,051,562
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 66,326,135 and 66,059,403 shares, respectively	6,633	6,606
Additional paid-in capital	509,579	497,946
Retained earnings	3,925,365	3,813,261
Accumulated other comprehensive loss, net of tax	(223,698)	(181,607)
Less treasury shares of 12,813,019 and 12,382,441, respectively, at cost	(575,516)	(543,344)
Stockholders’ equity attributable to THOR Industries, Inc.	3,642,363	3,592,862
Non-controlling interests	8,596	7,792
Total stockholders’ equity	3,650,959	3,600,654
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,281,265	$7,408,132
See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended October 31,
	2022	2021
Net sales	$3,108,084	$3,958,224
Cost of products sold	2,621,608	3,302,800
Gross profit	486,476	655,424
Selling, general and administrative expenses	241,624	295,883
Amortization of intangible assets	35,219	33,214
Interest expense, net	22,807	20,720
Other income (expense), net	(7,555)	7,235
Income before income taxes	179,271	312,842
Income tax provision	41,848	68,039
Net income	137,423	244,803
Less: Net income attributable to non-controlling interests	1,238	2,561
Net income attributable to THOR Industries, Inc.	$136,185	$242,242

Weighted-average common shares outstanding:
Basic	53,656,415	55,422,854
Diluted	53,928,751	55,790,712

Earnings per common share:
Basic	$2.54	$4.37
Diluted	$2.53	$4.34

Comprehensive income:
Net income	$137,423	$244,803
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(43,329)	(35,167)
Unrealized gain on derivatives, net of tax	804	2,355
Total other comprehensive income (loss), net of tax	(42,525)	(32,812)
Total Comprehensive income	94,898	211,991
Less: Comprehensive income attributable to non-controlling interests	804	2,401
Comprehensive income attributable to THOR Industries, Inc.	$94,094	$209,590

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net income	$137,423	$244,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,774	31,739
Amortization of intangible assets	35,219	33,214
Amortization of debt issuance costs	2,835	2,424
Deferred income tax benefit	(1,920)	(5,253)
(Gain) loss on disposition of property, plant and equipment	(141)	629
Stock-based compensation expense	8,392	6,027
Changes in assets and liabilities:
Accounts receivable	131,483	(167,685)
Inventories	(116,151)	(236,915)
Prepaid income taxes, expenses and other	17,345	4,729
Accounts payable	(141,934)	71,613
Accrued liabilities	(8,047)	50,016
Long-term liabilities and other	(2,262)	6,451
Net cash provided by operating activities	94,016	41,792
Cash flows from investing activities:
Purchases of property, plant and equipment	(55,883)	(43,224)
Proceeds from dispositions of property, plant and equipment	2,935	141
Business acquisitions, net of cash acquired	—	(747,937)
Other	(5,000)	—
Net cash used in investing activities	(57,948)	(791,020)
Cash flows from financing activities:
Borrowings on revolving asset-based credit facilities	—	660,088
Payments on revolving asset-based credit facilities	(15,000)	(500,000)
Proceeds from issuance of senior unsecured notes	—	500,000
Payments on term-loan credit facilities	(12,355)	—
Payments on other debt	(2,714)	(1,959)
Payments of debt issuance costs	—	(8,445)
Payments on finance lease obligations	(310)	(262)
Purchases of treasury shares	(25,407)	—
Short-term financial obligations and other, net	2,537	(5,825)
Net cash provided by (used in) financing activities	(53,249)	643,597
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,668)	(3,778)
Net decrease in cash and cash equivalents and restricted cash	(19,849)	(109,409)
Cash and cash equivalents and restricted cash, beginning of period	311,553	448,706
Cash and cash equivalents and restricted cash, end of period	291,704	339,297
Less: restricted cash	—	3,060
Cash and cash equivalents, end of period	$291,704	$336,237
Supplemental cash flow information:
Income taxes paid	$17,174	$17,956
Interest paid	$25,786	$16,868
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$2,940	$4,320
Quarterly dividends payable	$24,081	$23,917

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 AND 2021 (UNAUDITED)

	Three Months Ended October 31, 2022
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2022	66,059,403	$6,606	$497,946	$3,813,261	$(181,607)	12,382,441	$(543,344)	$3,592,862	$7,792	$3,600,654
Net income	—	—	—	136,185	—	—	—	136,185	1,238	137,423
Purchase of treasury shares	—	—	—	—	—	338,733	(25,407)	(25,407)	—	(25,407)
Restricted stock unit activity	266,732	27	3,241	—	—	91,845	(6,765)	(3,497)	—	(3,497)
Dividends $0.45 per common share	—	—	—	(24,081)	—	—	—	(24,081)	—	(24,081)
Stock-based compensation expense	—	—	8,392	—	—	—	—	8,392	—	8,392
Other comprehensive income (loss)	—	—	—	—	(42,091)	—	—	(42,091)	(434)	(42,525)
Balance at October 31, 2022	66,326,135	$6,633	$509,579	$3,925,365	$(223,698)	12,813,019	$(575,516)	$3,642,363	$8,596	$3,650,959

	Three Months Ended October 31, 2021
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2021	65,651,570	$6,565	$460,482	$2,770,401	$44,621	10,285,329	$(360,226)	$2,921,843	$26,263	$2,948,106
Net income	—	—	—	242,242	—	—	—	242,242	2,561	244,803
Restricted stock unit activity	406,720	41	7,266	—	—	152,869	(18,011)	(10,704)	—	(10,704)
Dividends $0.43 per common share	—	—	—	(23,917)	—	—	—	(23,917)	—	(23,917)
Stock-based compensation expense	—	—	6,027	—	—	—	—	6,027	—	6,027
Other comprehensive income (loss)	—	—	—	—	(32,652)	—	—	(32,652)	(160)	(32,812)
Acquisitions	—	—	—	—	—	—	—	—	739	739
Balance at October 31, 2021	66,058,290	$6,606	$473,775	$2,988,726	$11,969	10,438,198	$(378,237)	$3,102,839	$29,403	$3,132,242

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

The July 31, 2022 amounts are derived from the annual audited financial statements of THOR. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022. Due to seasonality within the recreational vehicle industry, and the impact of the ongoing supply chain disruptions, inflation and shifting consumer demand on our industry, among other factors, annualizing the results of operations for the three months ended October 31, 2022 would not necessarily be indicative of the results expected for the full fiscal year.

Certain immaterial amounts from the prior year have been reclassified to conform with current-year presentation.

2. Acquisitions

Airxcel

On September 1, 2021, the Company acquired Wichita, Kansas-based AirX Intermediate, Inc. (“Airxcel”). Airxcel manufactures a comprehensive line of high-quality component products which are sold primarily to original equipment RV manufacturers as well as consumers via aftermarket sales through dealers and retailers. Airxcel provides industry-leading products in recreational vehicle heating, cooling, ventilation, cooking, window coverings, sidewalls and roofing materials, among others. The total cash consideration paid was subject to the final determination of the actual acquired net working capital as of the close of business on September 1, 2021, which was finalized in the second quarter of fiscal 2022. The final cash consideration was $745,279, net of cash acquired. In conjunction with the Airxcel acquisition, the Company expanded its existing asset-based credit facility (“ABL”) from $750,000 to $1,000,000, favorably amended certain terms of the agreement and extended the term of the ABL.

The Company acquired Airxcel as part of its long-term, strategic growth plan and the acquisition is expected to provide numerous benefits, including strengthening the RV supply chain, diversifying its revenue sources and expanding Airxcel's supply chain business in North America and Europe. Airxcel operates as an independent operation in the same manner as the Company's other subsidiaries.

Subsequent to the acquisition date, the Company made immaterial measurement period adjustments to better reflect the facts and circumstances that existed at the acquisition date. The following table summarizes the final fair values of the Airxcel net assets acquired on the acquisition date.

Cash	$23,404
Inventory	71,150
Other assets	62,657
Property, plant and equipment	40,518
Amortizable intangible assets:
Customer relationships	284,000
Trademarks	56,900
Design technology assets	60,600
Backlog	700
Goodwill	372,608
Current liabilities	(115,535)
Deferred income tax liabilities	(77,086)
Other liabilities	(10,494)
Non-controlling interest	(739)
Total fair value of net assets acquired	768,683
Less cash acquired	(23,404)
Total cash consideration for acquisition, less cash acquired	$745,279

On the acquisition date, amortizable intangible assets had a weighted-average useful life of 18.3 years. The customer relationships were valued based on the Discounted Cash Flow Method and are being amortized on an accelerated basis over 20 years. The trademarks were valued on the Relief from Royalty Method and are being amortized on a straight-line basis over 20 years. The design technology assets were valued on the Relief from Royalty Method and are being amortized on a straight-line basis over 10 years. Backlog was valued based on the Discounted Cash Flow Method and was amortized on a straight-line basis over 2 months. The majority of the goodwill recognized as a result of this transaction is not deductible for tax purposes.

The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2022 acquisition of Airxcel had occurred at the beginning of fiscal 2021. These pro forma results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

Three Months Ended
October 31, 2021
Net sales	$4,005,682
Net income attributable to THOR Industries, Inc.	$249,055
Basic earnings per common share	$4.49
Diluted earnings per common share	$4.46

3. Business Segments

The Company has three reportable segments, all related to recreational vehicles: (1) North American towables, (2) North American motorized and (3) European. The operations of the Company's Postle, Roadpass Digital and Airxcel subsidiaries are included in “Other”. Net sales included in Other related primarily to the sale of specialized component parts and aluminum extrusions. Intercompany eliminations adjust for Postle and Airxcel sales to the Company’s North American towables and North American motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of products to third parties.

The following tables reflect certain financial information by reportable segment:

	Three Months Ended October 31,
NET SALES:	2022	2021
Recreational vehicles
North American Towables	$1,317,806	$2,240,834
North American Motorized	1,123,519	925,028
Total North America	2,441,325	3,165,862
European	504,302	632,997
Total recreational vehicles	2,945,627	3,798,859
Other	232,648	257,830
Intercompany eliminations	(70,191)	(98,465)
Total	$3,108,084	$3,958,224

	Three Months Ended October 31,
INCOME (LOSS) BEFORE INCOME TAXES:	2022	2021
Recreational vehicles
North American Towables	$111,007	$266,282
North American Motorized	124,433	88,898
Total North America	235,440	355,180
European	(6,468)	(17,976)
Total recreational vehicles	228,972	337,204
Other, net	4,745	23,529
Corporate	(54,446)	(47,891)
Total	$179,271	$312,842

TOTAL ASSETS:	October 31, 2022	July 31, 2022
Recreational vehicles
North American Towables	$1,836,534	$2,040,841
North American Motorized	1,449,353	1,239,476
Total North America	3,285,887	3,280,317
European	2,397,580	2,449,270
Total recreational vehicles	5,683,467	5,729,587
Other	1,251,852	1,272,829
Corporate	345,946	405,716
Total	$7,281,265	$7,408,132

DEPRECIATION AND INTANGIBLE AMORTIZATION EXPENSE:	Three Months Ended October 31,
	2022	2021
Recreational vehicles
North American Towables	$15,437	$16,302
North American Motorized	8,161	7,022
Total North America	23,598	23,324
European	27,302	34,713
Total recreational vehicles	50,900	58,037
Other	15,648	6,480
Corporate	445	436
Total	$66,993	$64,953

	Three Months Ended October 31,
CAPITAL ACQUISITIONS:	2022	2021
Recreational vehicles
North American Towables	$21,174	$13,134
North American Motorized	19,064	8,629
Total North America	40,238	21,763
European	8,920	14,802
Total recreational vehicles	49,158	36,565
Other	4,812	4,417
Corporate	120	34
Total	$54,090	$41,016

4. Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended October 31,
	2022	2021
Weighted-average common shares outstanding for basic earnings per share	53,656,415	55,422,854
Unvested restricted stock units and performance stock units	272,336	367,858
Weighted-average common shares outstanding assuming dilution	53,928,751	55,790,712

The Company excluded 204,441 and 30,333 unvested restricted stock units and performance stock units that have an antidilutive effect from its calculation of weighted-average common shares outstanding assuming dilution at October 31, 2022 and October 31, 2021, respectively.

5. Derivatives and Hedging

The fair value of our derivative instruments designated as cash flow hedges and the associated notional amounts, presented on a pre-tax basis, were as follows:

	October 31, 2022			July 31, 2022
		Fair Value in	Fair Value in		Fair Value in	Fair Value in
		Other Current	Other Current		Other Current	Other Current
Cash Flow Hedges	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Foreign currency forward contracts	$—	$—	$—	$33,997	$—	$80
Interest rate swap agreements	220,350	1,831	—	273,325	850	—
Total derivative financial instruments	$220,350	$1,831	$—	$307,322	$850	$80

The Company previously entered into interest rate swaps to convert a portion of the Company’s long-term debt from floating rate to fixed rate debt to partially hedge the interest rate risk related to the Company’s U.S. dollar term loan tranche that matures in February 2026. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Effective August 1, 2022, the Company's foreign currency forward contracts used to exchange British Pounds Sterling ("GBP") for Euro were no longer designated as cash flow hedges and therefore excluded from the table above as of October 31, 2022.

Net Investment Hedges

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Gains, net of tax, included in the foreign currency translation adjustments were $9,385 for the three months ended October 31, 2022 and $9,240 for the three months ended October 31, 2021.

There were no amounts reclassified out of accumulated other comprehensive income (“AOCI”) pertaining to the net investment hedge during the three-month periods ended October 31, 2022 or October 31, 2021.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $95,469 and a fair value liability of $822, net, as of October 31, 2022. These other derivative instruments had a notional amount totaling approximately $25,628 and a fair value liability of $1,077, as of July 31, 2022. For these derivative instruments, changes in fair value are recognized in earnings.

The total amounts presented in the Condensed Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the derivative instruments are as follows:

	Three Months Ended October 31,
	2022	2021
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$—	$(141)
Interest rate swap agreements (1)	746	2,496
Total gain (loss)	$746	$2,355

(1)Other comprehensive income (loss), net of tax, before reclassification from AOCI was $854 and $607 for the three months ended October 31, 2022 and 2021, respectively.

	Three Months Ended October 31,
	2022		2021
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(58)	$—	$(13)	$—
Interest rate swap agreements	—	108	—	(1,889)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Foreign currency forward contracts	$828	$—	$—	$—
Commodities swap agreements	(662)	—	—	—
Interest rate swap agreements	—	254	—	87
Total gain (loss)	$108	$362	$(13)	$(1,802)

6. Inventories

Major classifications of inventories are as follows:

	October 31, 2022	July 31, 2022
Finished goods – RV	$282,444	$236,311
Finished goods – other	131,145	126,570
Work in process	363,275	397,495
Raw materials	779,410	838,474
Chassis	439,550	293,375
Subtotal	1,995,824	1,892,225
Excess of FIFO costs over LIFO costs	(142,952)	(137,452)
Total inventories, net	$1,852,872	$1,754,773

Of the $1,995,824 and $1,892,225 of inventories at October 31, 2022 and July 31, 2022, $1,196,619 and $1,170,554, respectively, were valued on the first-in, first-out (“FIFO”) method, and $799,205 and $721,671, respectively, were valued on the last-in, first-out (“LIFO”) method.

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	October 31, 2022	July 31, 2022
Land	$139,062	$142,221
Buildings and improvements	952,806	926,485
Machinery and equipment	605,807	601,480
Rental vehicles	70,207	67,414
Lease right-of-use assets – operating	44,158	44,407
Lease right-of-use assets – finance	6,077	6,264
Total cost	1,818,117	1,788,271
Less accumulated depreciation	(549,234)	(530,112)
Property, plant and equipment, net	$1,268,883	$1,258,159

See Note 15 to the Condensed Consolidated Financial Statements for further information regarding the lease right-of-use assets.

8. Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	October 31, 2022		July 31, 2022
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	$1,081,724	$442,137	$1,090,528	$420,623
Trademarks	347,992	81,482	351,152	77,660
Design technology and other intangibles	249,374	85,181	253,918	80,465
Non-compete agreements	1,400	875	1,400	758
Total amortizable intangible assets	$1,680,490	$609,675	$1,696,998	$579,506

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2023	$103,930
For the fiscal year ending July 31, 2024	127,009
For the fiscal year ending July 31, 2025	115,118
For the fiscal year ending July 31, 2026	103,770
For the fiscal year ending July 31, 2027	94,899
For the fiscal year ending July 31, 2028 and thereafter	526,089
$1,070,815

Changes in the carrying amount of goodwill by reportable segment for the three months ended October 31, 2022 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2022	$344,975	$53,875	$893,383	$511,918	$1,804,151
Fiscal 2023 activity:
Measurement period adjustments	—	—	—	4,682	4,682
Foreign currency translation	—	—	(24,879)	—	(24,879)
Net balance as of October 31, 2022	$344,975	$53,875	$868,504	$516,600	$1,783,954

Changes in the carrying amount of goodwill by reportable segment for the three months ended October 31, 2021 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2021	$344,975	$53,875	$1,041,697	$122,708	$1,563,255
Fiscal 2022 activity:
Goodwill acquired	—	—	—	373,685	373,685
Foreign currency translation	—	—	(21,552)	—	(21,552)
Net balance as of October 31, 2021	$344,975	$53,875	$1,020,145	$496,393	$1,915,388

9. Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 15% of the Company’s consolidated net sales for the three-month period ended October 31, 2022 and 14% of the Company’s consolidated net sales for the three-month period ended October 31, 2021. The vast majority of the sales to this dealer are reported within the North American Towables and North American Motorized reportable segments. This dealer also accounted for 16% and 10% of the Company’s consolidated trade accounts receivable at October 31, 2022 and July 31, 2022, respectively. The loss of this dealer could have a material effect on the Company’s business.

10. Fair Value Measurements
The financial assets and liabilities that are accounted for at fair value on a recurring basis at October 31, 2022 and July 31, 2022 are as follows:

	Input Level	October 31, 2022	July 31, 2022
Cash equivalents	Level 1	$80,584	$—
Deferred compensation plan mutual fund assets	Level 1	$43,957	$42,312
Equity investments	Level 1	$11,956	$—
Foreign currency forward contract asset	Level 2	$743	$—
Foreign currency forward contract liability	Level 2	$—	$80
Interest rate swap asset, net	Level 2	$1,137	$—
Interest rate swap liability, net	Level 2	$—	$227
Commodities swap agreements liability	Level 2	$871	$—

Cash equivalents represent investments in short-term money market instruments that are direct obligations of the US Treasury and/or repurchase agreements backed by Treasury obligations. These investments are reported as a component of Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

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

Equity investments represent stock investments that are publicly traded in an active market.

The fair value of foreign currency forward contracts is estimated by discounting the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates.

The fair value of interest rate swaps is determined by discounting the estimated future cash flows based on the applicable observable yield curves.

The fair value of the commodities swaps is determined by discounting the estimated future cash flows based on the applicable observable commodity curves.

11. Product Warranties

The Company generally provides retail customers of its products with a one-year or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components.

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended October 31,
	2022	2021
Beginning balance	$317,908	$267,620
Provision	89,425	84,539
Payments	(80,141)	(70,253)
Acquisition	—	9,828
Foreign currency translation	(1,479)	(1,117)
Ending balance	$325,713	$290,617

12. Long-Term Debt

The components of long-term debt are as follows:

	October 31, 2022	July 31, 2022
Term loan	$1,099,179	$1,124,209
Asset-based credit facility	85,000	100,000
Senior unsecured notes	500,000	500,000
Unsecured notes	24,785	25,495
Other debt	46,106	50,207
Total long-term debt	1,755,070	1,799,911
Debt issuance costs, net of amortization	(30,261)	(32,482)
Total long-term debt, net of debt issuance costs	1,724,809	1,767,429
Less: current portion of long-term debt	(10,173)	(13,190)
Total long-term debt, net, less current portion	$1,714,636	$1,754,239

As discussed in Note 12 to the Company’s Consolidated Financial Statements included in the Fiscal 2022 Form 10-K, the Company is a party to a seven-year term loan (“term loan”) agreement, which consists of both a U.S. Dollar-denominated term loan tranche and a Euro-denominated term loan tranche, and a $1,000,000 revolving asset-based credit facility (“ABL”). Subject to earlier termination, the term loan matures on February 1, 2026 and the ABL matures on September 1, 2026, subject to a springing maturity at an earlier date if the maturity date of the Company's term loan has not been extended or refinanced.

As of October 31, 2022, the entire outstanding U.S. term loan tranche balance of $661,900 was subject to a LIBOR-based rate totaling 6.813%. The interest rate on $220,350 of that balance, however, was fixed at 5.466% through an interest rate swap, dated March 18, 2019, by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.466% plus a 3.000% interest rate spread. As of July 31, 2022, the entire outstanding U.S. term loan tranche balance of $671,900 was subject to a LIBOR-based rate of 5.375%, but the interest rate on $273,325 of that balance was fixed at 5.466% through the March 18, 2019 interest rate swap. The total interest rate on the October 31, 2022 outstanding Euro term loan tranche balance of $437,279 was 4.19%, and the total interest rate on the July 31, 2022 outstanding Euro term loan tranche of $452,309 was 3.00%.

The Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during the three months ended October 31, 2022 or 2021.

As of October 31, 2022, the total weighted-average interest rate on the outstanding ABL borrowings of $85,000 was 4.436%.

As of July 31, 2022, the total weighted-average interest rate on the outstanding ABL borrowings of $100,000 was 3.048%. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without penalty or premium.

Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The ABL carries interest at an annual base rate plus 0.25% to 0.50%, or LIBOR plus 1.25% to 1.50%, based on adjusted excess availability as defined in the ABL agreement. This agreement also includes a 0.20% unused facility fee. The unused availability under the ABL is generally available to the Company for general operating purposes and, based on October 31, 2022 eligible accounts receivable and eligible inventory balances, net of amounts drawn, totaled approximately $890,000.

As discussed in Note 12 to the Company’s Consolidated Financial Statements included in the Fiscal 2022 Form 10-K, on October 14, 2021, the Company issued an aggregate principal amount of $500,000 of 4.000% Senior Unsecured Notes due 2029 (“Senior Unsecured Notes”) that will mature on October 15, 2029 unless redeemed or repurchased earlier. Interest on the Senior Unsecured Notes is payable in semi-annual installments on April 15 and October 15 of each year.

The unsecured notes of 25,000 Euro ($24,785) relate to long-term debt of our European segment. There are two series, 20,000 Euro ($19,828) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($4,957) with an interest rate of 2.534% maturing March 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 2.38% to 2.87%.

Total contractual gross debt maturities are as follows:

For the remainder of the fiscal year ending July 31, 2023	$8,390
For the fiscal year ending July 31, 2024	10,059
For the fiscal year ending July 31, 2025	29,778
For the fiscal year ending July 31, 2026	1,187,038
For the fiscal year ending July 31, 2027	2,429
For the fiscal year ending July 31, 2028 and thereafter	517,376
$1,755,070

For the three month periods ended October 31, 2022 and October 31, 2021, interest expense on the term loan, ABL, Senior Unsecured Notes and other debt facilities totaled $20,179 and $17,643, respectively, and also included the amortization of capitalized fees to secure the term loan, ABL and Senior Unsecured Notes, which are being amortized over the respective terms of those arrangements, of $2,835 and $2,424, respectively.

The unamortized balance of all capitalized ABL facility fees was $5,133 at October 31, 2022 and $5,940 as of July 31, 2022 and is included in Other long-term assets in the Condensed Consolidated Balance Sheets.

The fair value of the Company’s term-loan debt at October 31, 2022 and July 31, 2022 was $1,072,883 and $1,097,136, respectively, and the fair value of the Company’s Senior Unsecured Notes at October 31, 2022 and July 31, 2022 was $396,400 and $405,000, respectively. The fair values of the Company’s term-loan debt and Senior Unsecured Notes are primarily estimated using Level 2 inputs as defined by ASC 820, based on quoted prices in markets that are not active. The fair value of other debt held by the Company approximates carrying value.

13. Provision for Income Taxes

The overall effective income tax rate for the three months ended October 31, 2022 was 23.3%. This rate was favorably impacted by certain foreign tax rate differences which include certain interest income not subject to corporate income tax. The favorable foreign rate differential was partially offset by tax expense from the vesting of share-based compensation awards during the three months ended October 31, 2022. The overall effective income tax rate for the three months ended October 31, 2021 was 21.7%, which was favorably impacted by certain foreign tax rate differences, which include certain interest income not subject to corporate income tax. The Company also recognized a tax benefit in the three months ended October 31, 2021 from the vesting of share-based compensation awards.

Within the next 12 months, the Company anticipates a decrease of approximately $1,700 in unrecognized tax benefits, and $300 in accrued interest related to unrecognized tax benefits recorded as of October 31, 2022, from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state and foreign jurisdictions. The Company is currently under exam by certain foreign jurisdictions for fiscal years ended 2016 through 2019. For U.S. federal income tax purposes, fiscal years 2019 through 2021 remain open and could be subject to examination. In major state jurisdictions, fiscal years 2019 through 2021 generally remain open and could be subject to examination. In major foreign jurisdictions, fiscal years 2016 through 2020 remain open and subject to examination. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

14. Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on global dealer inventory financing were $4,408,085 and $4,308,524 as of October 31, 2022 and July 31, 2022, respectively. The commitment term is generally up to 18 months.

The Company accounts for the guarantee under repurchase agreements of independent dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its independent dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $11,763 and $11,346 as of October 31, 2022 and July 31, 2022, respectively, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three months ended October 31, 2022 and October 31, 2021 were not material. Based on current market conditions and other conditions affecting its independent dealers, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

A product recall was issued in late fiscal 2021 related to certain purchased parts utilized in certain of our products, and a reserve to cover anticipated costs was established at that time. During fiscal 2022, the reserve was adjusted quarterly based on developments involving the recall, including our expectations regarding the extent of vendor reimbursements and the estimated total cost of the recall. The Company has been, and will continue to be, reimbursed for a portion of the costs it will incur related to this recall. In addition, the Company accrued expenses during fiscal 2022 based on developments related to an ongoing investigation by certain German-based authorities regarding the adequacy of historical disclosures of vehicle weight in advertisements and other Company-provided literature in Germany. The Company is fully cooperating with the investigation. In the first quarter of fiscal 2023, the Company’s adjustments related to these matters were not material, and in the first quarter of fiscal 2022, the Company recognized $22,000 of net expense as a component of selling, general and administrative costs related to the product recall issue. Based on current available information, the Company does not believe there will be a material, adverse impact to our future results of operations and cash flows due to these matters.

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

The components of lease costs for the three-month periods ended October 31, 2022 and October 31, 2021 were as follows:

	Three Months Ended October 31,
	2022	2021
Operating lease cost	$6,879	$6,308
Finance lease cost:
Amortization of right-of-use assets	186	186
Interest on lease liabilities	105	125
Total lease cost	$7,170	$6,619

Other information related to leases was as follows:

	Three Months Ended October 31,
Supplemental Cash Flows Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,853	$6,309
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,395	$8,401

Supplemental Balance Sheet Information	October 31, 2022	July 31, 2022
Operating leases:
Operating lease right-of-use assets	$44,158	$44,407

Operating lease liabilities
Other current liabilities	$9,437	$9,406
Other long-term liabilities	34,622	34,830
Total operating lease liabilities	$44,059	$44,236

Finance leases:
Finance lease right-of-use assets	$6,077	$6,264

Finance lease liabilities
Other current liabilities	$1,085	$1,215
Other long-term liabilities	3,296	3,476
Total finance lease liabilities	$4,381	$4,691

	October 31, 2022	July 31, 2022
Weighted-average remaining lease term:
Operating leases	10.0 years	10.2 years
Finance leases	4.2 years	4.4 years
Weighted-average discount rate:
Operating leases	3.9%	3.6%
Finance leases	9.3%	9.2%

Future minimum rental payments required under operating and finance leases as of October 31, 2022 were as follows:

	Operating Leases	Finance Leases
For the remainder of the fiscal year ending July 31, 2023	$11,287	$1,186
For the fiscal year ending July 31, 2024	12,175	1,059
For the fiscal year ending July 31, 2025	8,787	1,083
For the fiscal year ending July 31, 2026	5,989	1,107
For the fiscal year ending July 31, 2027	4,432	896
For the fiscal year ending July 31, 2028 and thereafter	18,532	58
Total future lease payments	61,202	5,389
Less: amount representing interest	(17,143)	(1,008)
Total reported lease liability	$44,059	$4,381

16. Stockholders’ Equity

Total stock-based compensation expense recognized in the three-month periods ended October 31, 2022 and October 31, 2021 for stock-based awards totaled $8,392 and $6,027, respectively.

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

During the three-month period ended October 31, 2022, the Company purchased 338,733 shares of its common stock, at various times in the open market, at a weighted-average price of $75.01 and held them as treasury shares at an aggregate purchase price of $25,407, all from the December 21, 2021 authorization. Since the inception of the December 21, 2021 authorization, the Company has purchased 2,282,976 shares of its common stock, at various times in the open market, at a weighted-average price of $83.45 and held them as treasury shares at an aggregate purchase price of $190,514.

As of October 31, 2022, the remaining amount of the Company's common stock that may be repurchased under the December 21, 2021 $250,000 authorization expiring on December 21, 2024 is $59,486. As of October 31, 2022, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $448,321. As of October 31, 2022, the total remaining amount of the Company’s common stock that may be repurchased under these two authorizations is $507,807.

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

	Three Months Ended October 31,
NET SALES:	2022	2021
Recreational vehicles
North American Towables
Travel Trailers	$822,869	$1,409,624
Fifth Wheels	494,937	831,210
Total North American Towables	1,317,806	2,240,834
North American Motorized
Class A	404,578	409,499
Class C	490,787	360,006
Class B	228,154	155,523
Total North American Motorized	1,123,519	925,028
Total North America	2,441,325	3,165,862
European
Motorcaravan	239,785	316,264
Campervan	139,166	177,783
Caravan	61,615	60,680
Other RV-related	63,736	78,270
Total European	504,302	632,997
Total recreational vehicles	2,945,627	3,798,859
Other	232,648	257,830
Intercompany eliminations	(70,191)	(98,465)
Total	$3,108,084	$3,958,224

18. Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company's accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	Three Months Ended October 31, 2022
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(183,453)	$675	$1,171	$(181,607)	$(2,205)	$(183,812)
OCI before reclassifications	(42,895)	1,123	—	(41,772)	(434)	(42,206)
Income taxes associated with OCI before reclassifications (1)	—	(269)	—	(269)	—	(269)
Amounts reclassified from AOCI	—	(62)	—	(62)	—	(62)
Income taxes associated with amounts reclassified from AOCI	—	12	—	12	—	12
OCI, net of tax for the fiscal year	(42,895)	804	—	(42,091)	(434)	(42,525)
AOCI, net of tax	$(226,348)	$1,479	$1,171	$(223,698)	$(2,639)	$(226,337)

	Three Months Ended October 31, 2021
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$54,152	$(8,655)	$(876)	$44,621	$(772)	$43,849
OCI before reclassifications	(35,007)	585	—	(34,422)	(160)	(34,582)
Income taxes associated with OCI before reclassifications (1)	—	(132)	—	(132)	—	(132)
Amounts reclassified from AOCI	—	2,528	—	2,528	—	2,528
Income taxes associated with amounts reclassified from AOCI	—	(626)	—	(626)	—	(626)
OCI, net of tax for the fiscal year	(35,007)	2,355	—	(32,652)	(160)	(32,812)
AOCI, net of tax	$19,145	$(6,300)	$(876)	$11,969	$(932)	$11,037

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
•the impact of sudden or significant adverse changes in the cost and/or availability of energy or fuel, including those caused by geopolitical events, on our costs of operation, on raw material prices, on our suppliers, on our independent dealers or on retail customers;
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
•disruption of the delivery of units to independent dealers or the disruption of delivery of raw materials, including chassis, to our facilities;
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

These and other risks and uncertainties are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2022.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world based on units sold and revenue. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the nine months ended September 30, 2022, THOR’s current combined U.S. and Canadian market share based on units was approximately 42.1% for travel trailers and fifth wheels combined and approximately 48.6% for motorhomes. In Europe, according to the European Caravan Federation (“ECF”), our European market share for the nine months ended September 30, 2022 based on units was approximately 21.6% for motorcaravans and campervans combined and approximately 18.7% for caravans.

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

We generally do not finance independent dealers directly, but we do provide repurchase agreements to the independent dealers’ floor plan lenders.

We generally have financed our growth through a combination of internally generated cash flows from operations and, when needed, outside credit facilities. Ongoing supply chain constraints, particularly chassis constraints within our European operations, have and could continue to impact our business and our consolidated financial results and financial position. In addition, the impact of recent inflation on consumer confidence, which historically has been highly correlated with RV retail sales, and the impact of inflation on the availability of discretionary funds of our end consumers, combined with rapidly rising interest rates impacting both our independent dealers and the end consumer, may have a negative impact on future demand for our products at both the wholesale and retail levels. Furthermore, additional impacts could be incurred in future periods, including negative impacts to our results of operations, liquidity and financial position, as a direct or indirect result of the continuing COVID-19 pandemic. These risks to our business are more fully described in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

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

During the three-month period ended October 31, 2022, the Company purchased 338,733 shares of its common stock, at various times in the open market, at a weighted-average price of $75.01 and held them as treasury shares at an aggregate purchase price of $25,407, all from the December 21, 2021 authorization. Since the inception of the December 21, 2021 authorization, the Company has purchased 2,282,976 shares of its common stock, at various times in the open market, at a weighted-average price of $83.45 and held them as treasury shares at an aggregate purchase price of $190,514.

As of October 31, 2022, the remaining amount of the Company's common stock that may be repurchased under the $250,000 December 21, 2021 authorization expiring on December 21, 2024 is $59,486. As of October 31, 2022, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $448,321. As of October 31, 2022, the total remaining amount of the Company’s common stock that may be repurchased under these two authorizations is $507,807.

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022 was enacted in August 2022. Among other provisions, this statute provides for a 1% tax to be imposed on the fair market value of shares repurchased by issuers whose shares are traded on an established securities market, subject to certain exceptions. The tax applies to repurchases made after December 31, 2022.

Issuance of Senior Unsecured Notes

On October 14, 2021, the Company issued an aggregate principal amount of $500,000 of 4.000% Senior Unsecured Notes due 2029 (“Senior Unsecured Notes”). The Senior Unsecured Notes will mature on October 15, 2029 unless redeemed or repurchased earlier. Net proceeds from the Senior Unsecured Notes, along with cash-on-hand, were used to repay $500,000 of borrowings outstanding on the Company’s ABL and for certain transaction costs. Interest on the Senior Unsecured Notes is payable in semi-annual installments on April 15 and October 15 of each year. The Senior Unsecured Notes rank equally in right of payment with all of the Company's existing and future senior indebtedness and senior to the Company’s future subordinated indebtedness, and effectively junior in right of payment to the Company’s existing and future secured indebtedness to the extent of the assets securing such indebtedness.

Airxcel Acquisition

On September 1, 2021, the Company acquired Wichita, Kansas-based AirX Intermediate, Inc. (“Airxcel”). Airxcel manufactures a comprehensive line of high-quality component products which are sold primarily to original equipment RV manufacturers as well as consumers via aftermarket sales through dealers and retailers. Airxcel provides industry-leading products in recreational vehicle heating, cooling, ventilation, cooking, window coverings, sidewalls and roofing materials, among others. The total cash consideration to be paid was subject to the final determination of the actual acquired net working capital as of the close of business on September 1, 2021, which determination was finalized in the second quarter of fiscal 2022 and brought the final cash consideration to $745,279, net of cash acquired. In conjunction with the Airxcel acquisition, the Company expanded its existing ABL facility from $750,000 to $1,000,000, favorably amended certain terms of the agreement and extended the term of the ABL.

The Company acquired Airxcel as part of its long-term, strategic growth plan and the acquisition is expected to provide numerous benefits, including strengthening its supply chain, diversifying its revenue sources and expanding Airxcel’s supply chain business in North American and Europe. Airxcel operates as an independent operation in the same manner as the Company’s other subsidiaries.

Industry Outlook — North America

The Company monitors industry conditions in the North American RV market using a number of resources including its own performance tracking and modeling. The Company also considers monthly wholesale shipment data as reported by the RV Industry Association (“RVIA”), which is typically issued on a one-month lag and represents manufacturers’ North American RV production and delivery to dealers. In addition, we monitor monthly North American retail sales trends as reported by Stat Surveys, whose data is typically issued on a month-and-a-half lag. The Company believes that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production and net sales.

North American RV independent dealer inventory of our North American RV products as of October 31, 2022 increased 48.4% to approximately 122,300 units, compared to approximately 82,400 units as of October 31, 2021. As of October 31, 2022, we believe North American dealer inventory levels have reached historical, normalized levels for most of our towable products, while dealer inventory levels for our motorized product lines are still generally below historical stocking levels. Due to the combination of the increased cost of RV products due to inflationary cost increases over recent periods and the rapid increase in interest rates, we believe dealers are reevaluating the stocking levels that they will elect to carry in future periods, which may be less than historical stocking levels.

THOR’s North American RV backlog as of October 31, 2022 decreased $10,289,938, or 69.9%, to $4,432,138 compared to $14,722,076 as of October 31, 2021. As noted above, dealer inventory levels at October 31, 2022 were at historical, normalized levels for most of our towable products and still generally below historical levels for our motorized products. As of October 31, 2021, North American dealer inventory levels were well below optimal stocking levels for both towable and motorized products, which led to significantly higher dealer orders and backlog at that time, which were primarily reduced as we filled outstanding orders.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,		Increase	%
	2022	2021	(Decrease)	Change
North American Towable Units	369,772	410,215	(40,443)	(9.9)
North American Motorized Units	45,822	42,422	3,400	8.0
Total	415,594	452,637	(37,043)	(8.2)

In December 2022, RVIA issued a revised forecast for calendar year 2022 wholesale unit shipments. Under a most likely scenario, towable and motorized unit shipments are projected to be approximately 435,700 units and 59,600 units, respectively, for an annual total of approximately 495,300 units, down 17.5% from the 2021 calendar year wholesale shipments. The most likely forecast for calendar year 2022 could range from a lower estimate of approximately 487,200 total units to an upper estimate of approximately 503,500 units.

As part of their December 2022 forecast, RVIA also revised their estimates for calendar year 2023 wholesale unit shipments. In the most likely scenario, towable and motorized unit shipments are projected to decrease to an approximated annual total of 391,400 units, or 21.0% lower than the most likely scenario for calendar year 2022 wholesale shipments. This calendar year 2023 most likely forecast could range from a lower estimate of approximately 379,200 total units to an upper estimate of approximately 403,600 units.

North American Industry Retail Statistics

We believe that retail demand is the key to the North American RV industry, and that annual North American RV industry wholesale shipments in calendar year 2023 will return to historical seasonal patterns as dealer inventory levels and consumer demand become more balanced.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,		Increase	%
	2022	2021	(Decrease)	Change
North American Towable Units	335,407	435,896	(100,489)	(23.1)
North American Motorized Units	39,439	44,353	(4,914)	(11.1)
Total	374,846	480,249	(105,403)	(21.9)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

We believe that near-term wholesale demand from our independent dealers will be impacted by anticipated and actual retail demand, interest rates and dealers’ desired inventory stocking levels, among other factors, while near-term North American retail demand will also be influenced by a number of factors, including consumer confidence, the level of consumer spending on discretionary products, interest rates and the rate of inflation. We believe future retail demand over the longer term will exceed historical, pre-pandemic levels as consumers continue to value the perceived benefits offered by the RV lifestyle, which provides people with a personal space to maintain social distance in a safe manner, the ability to connect with loved ones and the potential to get away for short, frequent breaks or longer adventures. We believe that North American retail consumer demand had started to grow even before the COVID-19 pandemic due to an increasing interest in the RV lifestyle and the ability to connect with nature, and then accelerated since the onset of the pandemic, particularly in calendar 2021 and the first half of calendar 2022, which resulted in record retail sales during these periods. We believe this additional exposure to the RV lifestyle during this time will bring new consumers to the market over the longer term. We are also encouraged about the long-term demand given the continued robust web traffic to our websites and independent dealer websites, which in the past has been a positive indicator of future demand for our products.

Company North American Wholesale Statistics

The Company's North American wholesale RV shipments, for the nine-month periods ended September 30, 2022 and 2021 to correspond to the North American industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,		Increase	%
	2022	2021	(Decrease)	Change
North American Towable Units	156,777	178,249	(21,472)	(12.0)
North American Motorized Units	23,243	21,229	2,014	9.5
Total	180,020	199,478	(19,458)	(9.8)

Company North American Retail Statistics

Retail statistics of the Company’s North American RV products, as reported by Stat Surveys, for the nine-month periods ended September 30, 2022 and 2021 to correspond to the North American industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,		Increase	%
	2022	2021	(Decrease)	Change
North American Towable Units	137,619	178,643	(41,024)	(23.0)
North American Motorized Units	19,154	21,012	(1,858)	(8.8)
Total	156,773	199,655	(42,882)	(21.5)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

North American Outlook

Historically, retail sales have been negatively impacted by a number of economic conditions faced by our independent dealers, and ultimately retail consumers, such as the rate of unemployment, the rate of inflation, the level of consumer confidence, the disposable income of consumers, interest rates, credit availability, the health of the housing market, tax rates and fuel availability and prices. We believe these factors will continue to affect retail sales in fiscal 2023. In addition, due to inflationary pressures and higher interest rates, we believe that in fiscal 2023 our independent dealers will be reevaluating their desired stocking levels, which may result in lower than historical dealer inventory norms. It is difficult to predict how any or all of these factors will impact the RV industry or our business in a particular future period, however, we currently believe the remaining quarters of fiscal 2023 in particular will be negatively impacted by these factors, especially when compared to our strong fiscal 2022 and fiscal 2021 results. The COVID-19 pandemic caused a significant surge in demand for RVs beginning in earnest in fiscal 2021, which, when combined with the supply chain challenges resulting from the pandemic’s disruption of the North American economy, caused a significant increase in our revenues and backlog in calendar 2021. The first half of calendar 2022 saw continued robust wholesale demand as dealers restocked their inventories, in particular with towable products, and we were able to reduce our backlog as we filled outstanding orders. We believe consumer demand, as reflected in the reduced new RV registrations, slowed in the first nine months of calendar 2022 compared to the record registration in the prior year period, due to the impact of the factors identified above.

Despite the near-term challenges, we remain optimistic about North American retail sales in the long term, as there are many factors driving product demand. Surveys conducted by THOR, RVIA and others show that Americans of all generations love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments and deeply connecting with family and friends. Based on the increasing value consumers place on these factors, we expect to see long-term growth in the North American RV industry. The recent growth in industry-wide RV sales has also resulted in exposing a much wider range of consumers to the lifestyle. We believe many of those who have been recently exposed to the industry for the first time will become future owners, and that those who became first-time owners since the pandemic will become long-term RVers, resulting in future repeat and upgrade sales opportunities. We also believe consumers are likely to continue altering their future vacation and travel plans, opting for fewer vacations via air travel, cruise ships and hotels, and preferring vacations that RVs are uniquely positioned to provide, allowing consumers the ability to explore or unwind, often close to home. In addition, we believe that the availability of camping and RV parking facilities will be an important factor in the future growth of the industry and view both the significant recent investments and the future committed investments by campground owners, states and the federal government in camping facilities and accessibility to state and federal parks and forests to be positive long-term factors.

Economic and industry-wide factors that have historically affected, and which we believe will continue to affect, our operating results include the costs of commodities, the cost and availability of critical supply components and labor costs incurred in the production of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs will impact our profit margins negatively if we are unable to offset those cost increases through a combination of product decontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. Historically, we have generally been able to offset net cost increases over time.

We recently received communications from a key North American chassis supplier that due to a production issue, certain chassis, which we have already purchased or ordered, are to be held and not sold until the production issue is corrected. This matter will likely result in certain of our production and sales being delayed from our second quarter of fiscal 2023 to a future quarter. We currently believe this matter will be fully resolved within fiscal 2023, but our sales and operating results between fiscal 2023 quarters will likely be impacted. While we have seen improvement in the supply of chassis in North America recently, we do not believe the chassis supply chain is fully back to pre-pandemic normalcy. It is currently extremely difficult to predict when or whether future supply chain issues related to chassis will arise. Modifying available chassis for certain motorized products to use for other products is not a viable alternative, particularly in the short term due to engineering requirements. These factors may continue to negatively impact our production schedule and cost structure as we try to balance our production and personnel staffing levels and schedules to the available chassis, often with short notice. The North American recreational vehicle industry has, from time to time in the past and during the fiscal quarter ended October 31, 2022, experienced shortages of chassis for various reasons, including component shortages, production delays or other production issues and work stoppages at the chassis manufacturers.

While the North American RV industry has at times faced supply shortages or delivery delays of other, non-chassis, raw material components, these issues have moderated and our supply chain was resilient enough to support our fiscal 2023 first quarter demand. If shortages of chassis or other component parts were to become more significant or longer term in nature, or if other factors were to impact our suppliers' ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected. Where possible, we continue to work closely with our suppliers on various supply chain strategies to minimize any constraints, and we will continue to identify alternative suppliers where possible.

Industry Outlook — Europe

The Company monitors retail trends in the European RV market as reported by the European Caravan Federation (“ECF”), whose industry data is reported to the public quarterly and typically issued on a one-to-two-month lag. Additionally, on a monthly basis the Company receives OEM-specific reports from most of the individual member countries that make up the ECF. As these reports are coming directly from the ECF member countries, timing and content vary, but typically the reports are issued on a one-to-two-month lag as well. While most countries provide OEM-specific information, the United Kingdom, which made up 17.7% and 7.6% of the caravan and motorcaravan (including campervans) European market for the nine months ended September 30, 2022, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 10 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic and health conditions. It is inherently difficult to generalize about the operating conditions within the entire European region. However, independent RV dealer inventory levels of our European products are generally below historic levels in the various countries we serve. Within Germany, which accounts for approximately 60% of our European product sales, independent dealer inventory levels are currently below historical norms.

THOR’s European RV backlog as of October 31, 2022 decreased $363,150, or 10.8%, to $2,985,205 compared to $3,348,355 as of October 31, 2021, with the decrease entirely due to the decrease in the current foreign exchange rate compared to the prior year.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Nine Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change
OEM Reporting Countries (1)	110,551	137,321	(19.5)	47,242	50,672	(6.8)
Non-OEM Reporting Countries (1)	13,266	16,537	(19.8)	12,450	16,538	(24.7)
Total	123,817	153,858	(19.5)	59,692	67,210	(11.2)
(1)Industry retail registration statistics have been compiled from individual countries reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the “OEM Reporting Countries.” The “Non-OEM Reporting Countries” are primarily the United Kingdom and others. Note: the decrease in the "Non-OEM Reporting Countries" is primarily related to the United Kingdom, as a result of both BREXIT and extended shutdowns as a result of the COVID-19 pandemic. Total European unit registrations are reported quarterly by the ECF.
(2)The ECF reports motorcaravans and campervans together.
Note: Data from the ECF is subject to adjustment, is continuously updated, and is often impacted by delays in reporting by various countries. (The "Non-OEM Reporting Countries" either do not report OEM-specific data to the ECF or do not have it available for the entire time period covered).

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Nine Months Ended September 30,		Increase	%
	2022	2021	(Decrease)	Change
Motorcaravan and Campervan	23,832	34,191	(10,359)	(30.3)
Caravan	8,811	9,214	(403)	(4.4)
Total OEM-Reporting Countries	32,643	43,405	(10,762)	(24.8)
(1)Company retail registration statistics have been compiled from individual countries reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the “OEM Reporting Countries.”
Note: Data from the ECF is subject to adjustments, is continuously updated and is often impacted by delays in reporting by various countries.

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

The impact of current macroeconomic factors on our business, including increasing inflation and interest rates, supply chain constraints, environmental and sustainability regulations and geopolitical events, is uncertain. In addition, although its impact is lessening, the extent to which the COVID-19 pandemic may impact our business in future periods remains uncertain and unpredictable. Our outlook for future European RV retail sales depends upon the various economic and regulatory conditions in the respective countries in which we sell our products, and on our ability to manage through supply chain issues that have, and will continue to, limit the level to which we can increase output of our motorized products in the near term. End-customer demand for RVs depends strongly on consumer confidence and availability of discretionary funds. Factors such as the rate of unemployment, the rate of inflation, private consumption and investments, disposable income of consumers, interest rates, the health of the housing market, tax rates and regulatory restrictions, and, more recently, travel safety considerations, all influence retail sales. Our long-term outlook for future European RV retail sales remains positive as more and more people discover RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

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

We continue to receive communications from our European chassis suppliers that due to a number of factors, including (1) supply constraints of key components that they require for the manufacturing of chassis, such as semiconductor chips and engines, (2) demand outpacing their production capacity, (3) lack of delivery driver availability once units are produced, (4) operational issues at certain OEMs, and (5) personnel shortages, their production and delivery of chassis will continue to be limited. Exacerbating this situation is the fact that certain of the chassis we have historically utilized in the production of certain of our higher volume products require a higher number of semiconductors compared to other chassis. Throughout fiscal 2022 and continuing into the second quarter of fiscal 2023, we experienced delays in the receipt of, and significant reductions in the volume of, chassis from our European chassis suppliers, limiting our ability to further increase production of our motorized products. We expect these ongoing challenges to persist throughout fiscal 2023 and, in particular, anticipate continued delays in receipt of chassis in Europe as well as significant reductions in the number of chassis to be received in fiscal 2023 compared to our planned production rates. As a result, these limitations in the availability of chassis will inhibit our ability to consistently maintain our planned production levels and will limit our ability to ramp up production and sales of certain products despite dealer demand for those products. Uncertainties related to changing emission standards may also impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

In Europe, we also continue to experience cost increases, supply shortages and delivery delays of other, non-chassis, raw material components which negatively impacted our ability to further ramp up production and sales in the current fiscal year, and which resulted in an elevated level of work in process inventory on hand. We believe these shortages and delays will continue to result in production delays or adjusted production rates in the near term, which will limit our ability to ramp up production and sales to meet existing demand and will have a negative impact on our European operating results, as we balance our labor and overhead costs to rapidly changing production schedules.

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

Three Months Ended October 31, 2022 Compared to the Three Months Ended October 31, 2021

NET SALES:	Three Months Ended October 31, 2022	Three Months Ended October 31, 2021	Change Amount	% Change
Recreational vehicles
North American Towables	$1,317,806	$2,240,834	$(923,028)	(41.2)
North American Motorized	1,123,519	925,028	198,491	21.5
Total North America	2,441,325	3,165,862	(724,537)	(22.9)
European	504,302	632,997	(128,695)	(20.3)
Total recreational vehicles	2,945,627	3,798,859	(853,232)	(22.5)
Other	232,648	257,830	(25,182)	(9.8)
Intercompany eliminations	(70,191)	(98,465)	28,274	28.7
Total	$3,108,084	$3,958,224	$(850,140)	(21.5)

# OF UNITS:
Recreational vehicles
North American Towables	32,291	68,437	(36,146)	(52.8)
North American Motorized	8,150	7,337	813	11.1
Total North America	40,441	75,774	(35,333)	(46.6)
European	9,950	12,327	(2,377)	(19.3)
Total	50,391	88,101	(37,710)	(42.8)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$195,866	14.9	$408,539	18.2	$(212,673)	(52.1)
North American Motorized	185,735	16.5	139,721	15.1	46,014	32.9
Total North America	381,601	15.6	548,260	17.3	(166,659)	(30.4)
European	68,865	13.7	67,444	10.7	1,421	2.1
Total recreational vehicles	450,466	15.3	615,704	16.2	(165,238)	(26.8)
Other, net	36,010	15.5	39,720	15.4	(3,710)	(9.3)
Total	$486,476	15.7	$655,424	16.6	$(168,948)	(25.8)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$78,046	5.9	$133,812	6.0	$(55,766)	(41.7)
North American Motorized	58,177	5.2	48,081	5.2	10,096	21.0
Total North America	136,223	5.6	181,893	5.7	(45,670)	(25.1)
European	62,896	12.5	67,516	10.7	(4,620)	(6.8)
Total recreational vehicles	199,119	6.8	249,409	6.6	(50,290)	(20.2)
Other	19,082	8.2	15,127	5.9	3,955	26.1
Corporate	23,423	—	31,347	—	(7,924)	(25.3)
Total	$241,624	7.8	$295,883	7.5	$(54,259)	(18.3)

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended October 31, 2022	% of Segment Net Sales	Three Months Ended October 31, 2021	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$111,007	8.4	$266,282	11.9	$(155,275)	(58.3)
North American Motorized	124,433	11.1	88,898	9.6	35,535	40.0
Total North America	235,440	9.6	355,180	11.2	(119,740)	(33.7)
European	(6,468)	(1.3)	(17,976)	(2.8)	11,508	64.0
Total recreational vehicles	228,972	7.8	337,204	8.9	(108,232)	(32.1)
Other, net	4,745	2.0	23,529	9.1	(18,784)	(79.8)
Corporate	(54,446)	—	(47,891)	—	(6,555)	(13.7)
Total	$179,271	5.8	$312,842	7.9	$(133,571)	(42.7)

ORDER BACKLOG:	As of October 31, 2022	As of October 31, 2021	Change Amount	% Change
Recreational vehicles
North American Towables	$1,567,829	$10,444,698	$(8,876,869)	(85.0)
North American Motorized	2,864,309	4,277,378	(1,413,069)	(33.0)
Total North America	4,432,138	14,722,076	(10,289,938)	(69.9)
European	2,985,205	3,348,355	(363,150)	(10.8)
Total	$7,417,343	$18,070,431	$(10,653,088)	(59.0)

CONSOLIDATED

Consolidated net sales for the three months ended October 31, 2022 decreased $850,140, or 21.5%, compared to the three months ended October 31, 2021. The decrease in consolidated net sales is primarily due to lower current consumer demand in comparison to record demand in the prior-year period, primarily in the North American Towables segment, and North American independent dealers were also restocking their depleted inventory levels in the prior-year period while current stocking levels are at more normalized levels. Approximately 16.2% of the Company’s consolidated net sales for the quarter ended October 31, 2022 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The $850,140, or 21.5%, decrease in consolidated net sales, includes a decrease of $91,164 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for the three months ended October 31, 2022 decreased $168,948, or 25.8%, compared to the three months ended October 31, 2021. Consolidated gross profit was 15.7% of consolidated net sales for the three months ended October 31, 2022 and 16.6% for the three months ended October 31, 2021. The decreases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the decrease in consolidated net sales in the current-year period compared to the prior-year period.

Selling, general and administrative expenses for the three months ended October 31, 2022 decreased $54,259, or 18.3%, compared to the three months ended October 31, 2021, primarily due to the 21.5% decrease in consolidated net sales and a decrease in settlement costs related to a product recall as discussed in Note 14 to the Condensed Consolidated Financial Statements.

Other income (expense), net for the three months ended October 31, 2022 was $7,555 of net expense compared to $7,235 of net income for the three months ended October 31, 2021, with the change primarily due to unfavorable changes of $8,989 and $3,081, respectively, in the fair value of the Company's deferred compensation plan assets and certain equity investments due to market fluctuations, as well as a reduction in foreign currency gains of $3,035 in the three months ended October 31, 2022 as compared to the three months ended October 31, 2021.

Income before income taxes for the three months ended October 31, 2022 was $179,271, as compared to $312,842 for the three months ended October 31, 2021, a decrease of $133,571, or 42.7%, primarily driven by the decrease in consolidated net sales and the decrease in the consolidated gross profit percentage noted above.

The overall effective income tax rate for the three months ended October 31, 2022 was 23.3% compared with 21.7% for the three months ended October 31, 2021. The primary reason for the increase relates to the unfavorable change in the impact from the vesting of share-based compensation awards between the comparable periods.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in consolidated selling, general and administrative expenses decreased $7,924 to $23,423 for the three months ended October 31, 2022 compared to $31,347 for the three months ended October 31, 2021, a decrease of 25.3%. This decrease includes a decrease in deferred compensation expense of $8,985, which was effectively offset by the decrease in other income related to the deferred compensation plan assets as noted below, and incentive compensation decreased $664 due to the decrease in income before income taxes compared to the prior-year period. These compensation-related decreases were partially offset by a stock-based compensation expense increase of $2,033. Costs recorded at Corporate related to our standby repurchase obligations decreased by $1,000 due to a smaller increase in dealer inventory levels in the current-year period as compared to the increase in dealer inventory levels in the prior-year period. Corporate research and development costs, which are related to product electrification and other Corporate-led innovation initiatives, increased $1,642.

Corporate interest and other income and expense was $31,023 of net expense for the three months ended October 31, 2022 compared to $16,544 of net expense for the three months ended October 31, 2021. This increase in net expense of $14,479 is primarily due to unfavorable changes of $8,989 and $3,081, respectively, in the fair value of the Company's deferred compensation plan assets and certain equity investments due to market fluctuations, and also includes an increase in interest expense and fees of $3,232 on our debt primarily due to higher interest rates compared to the prior-year period.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2022 compared to the three months ended October 31, 2021:

	Three Months Ended October 31, 2022	% of Segment Net Sales	Three Months Ended October 31, 2021	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers	$822,869	62.4	$1,409,624	62.9	$(586,755)	(41.6)
Fifth Wheels	494,937	37.6	831,210	37.1	(336,273)	(40.5)
Total North American Towables	$1,317,806	100.0	$2,240,834	100.0	$(923,028)	(41.2)

	Three Months Ended October 31, 2022	% of Segment Shipments	Three Months Ended October 31, 2021	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers	25,355	78.5	54,899	80.2	(29,544)	(53.8)
Fifth Wheels	6,936	21.5	13,538	19.8	(6,602)	(48.8)
Total North American Towables	32,291	100.0	68,437	100.0	(36,146)	(52.8)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers						12.2
Fifth Wheels						8.3
Total North American Towables						11.6

The decrease in total North American towables net sales of 41.2% compared to the prior-year quarter resulted from a 52.8% decrease in unit shipments and a 11.6% increase in the overall net price per unit due to the impact of changes in price and product mix, including net selling price increases to help offset higher material costs. The decrease in unit shipments is primarily due to a softening in consumer demand in comparison with the record first quarter demand in the prior-year quarter, and independent dealers were also restocking their depleted inventory levels in the prior-year period while current stocking levels are at more normalized levels. According to statistics published by RVIA, for the three months ended October 31, 2022, combined North American travel trailer and fifth wheel wholesale unit shipments decreased 49.2% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended September 30, 2022 and 2021, our North American market share for travel trailers and fifth wheels combined was 42.5% and 42.3%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within both the travel trailer product line of 12.2% and the fifth wheel product line of 8.3% were primarily due to the impact of net selling price increases, primarily to offset higher material costs, as well as product mix changes compared to the prior-year period.

North American towables cost of products sold decreased $710,355 to $1,121,940, or 85.1% of North American towables net sales, for the three months ended October 31, 2022 compared to $1,832,295, or 81.8% of North American towables net sales, for the three months ended October 31, 2021. The changes in material, labor, freight-out and warranty costs comprised $678,186 of the $710,356 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales increased to 79.0% for the three months ended October 31, 2022 compared to 76.8% for the three months ended October 31, 2021, primarily as a result of an increase in the material cost percentage compared to the prior-year period, due to both increased sales discounts, which effectively decrease net selling prices and correspondingly increase the material cost percentage, and higher material costs since the prior-year period. The warranty cost percentage also increased. Total manufacturing overhead decreased $32,169 in correlation with the decrease in sales, but increased as a percentage of North American towables net sales from 5.0% to 6.1% as the significantly decreased net sales levels resulted in higher overhead costs per unit sold.

North American towables gross profit decreased $212,673 to $195,866, or 14.9% of North American towables net sales, for the three months ended October 31, 2022 compared to $408,539, or 18.2% of North American towables net sales, for the three months ended October 31, 2021. The decrease in gross profit was driven by the decrease in net sales and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

North American towables selling, general and administrative expenses were $78,046, or 5.9% of North American towables net sales, for the three months ended October 31, 2022 compared to $133,812, or 6.0% of North American towables net sales, for the three months ended October 31, 2021. This $55,766 decrease includes the impact of the decrease in North American towables net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $39,918. The remaining decrease is primarily due to a decrease in settlement costs related to a product recall related to certain purchased parts utilized in certain of our North American towable products, as discussed in Note 14 to the Condensed Consolidated Financial Statements. These decreases were partially offset by an increase of $5,415 in sales-related travel, advertising and promotions costs, as certain dealer shows attended in the current-year period were canceled in the prior-year period due to COVID-19 concerns. The slight decrease in the overall selling, general and administrative expense as a percentage of North American towable net sales, in spite of the decrease in North American towable net sales, is due to the reduction in settlement costs noted above.

North American towables income before income taxes was $111,007, or 8.4% of North American towables net sales, for the three months ended October 31, 2022 compared to $266,282 or 11.9% of North American towables net sales, for the three months ended October 31, 2021. The primary reason for the decrease in North American towables income before income taxes was the decrease in North American towables net sales, and the primary reason for the decrease in percentage was the increase in the cost of products sold percentage noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2022 compared to the three months ended October 31, 2021:

	Three Months Ended October 31, 2022	% of Segment Net Sales	Three Months Ended October 31, 2021	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$404,578	36.0	$409,499	44.3	$(4,921)	(1.2)
Class C	490,787	43.7	360,006	38.9	130,781	36.3
Class B	228,154	20.3	155,523	16.8	72,631	46.7
Total North American Motorized	$1,123,519	100.0	$925,028	100.0	$198,491	21.5

	Three Months Ended October 31, 2022	% of Segment Shipments	Three Months Ended October 31, 2021	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	1,926	23.6	2,164	29.5	(238)	(11.0)
Class C	4,346	53.3	3,645	49.7	701	19.2
Class B	1,878	23.1	1,528	20.8	350	22.9
Total North American Motorized	8,150	100.0	7,337	100.0	813	11.1

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						9.8
Class C						17.1
Class B						23.8
Total North American Motorized						10.4

The increase in total North American motorized net sales of 21.5% compared to the prior-year quarter resulted from a 11.1% increase in unit shipments due to continuing consumer demand and dealer restocking of certain motorized products, and a 10.4% increase in the overall net price per unit due to the impact of changes in product price and mix, including net selling price increases to help offset higher material and other input costs. According to statistics published by RVIA, for the three months ended October 31, 2022, combined North American motorhome wholesale unit shipments increased 13.6% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended September 30, 2022 and 2021, our North American market share for motorhomes was 47.0% and 47.6%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 9.8% was primarily due to net selling price increases since the prior-year quarter to offset known and anticipated material and other input cost increases, partially offset by a higher concentration of sales of the more moderately-priced gas Class A products in the current-year period. The increase in the overall net price per unit within the Class C product line of 17.1% was primarily due to net selling price increases since the prior-year period to offset higher material and other input costs as well as product mix changes. The increase in the overall net price per unit within the Class B product line of 23.8% is primarily due to net selling price increases since the prior-year period, and a higher concentration of sales of higher-priced Class B products in the current-year period.

North American motorized cost of products sold increased $152,477 to $937,784, or 83.5% of North American motorized net sales, for the three months ended October 31, 2022 compared to $785,307, or 84.9% of North American motorized net sales, for the three months ended October 31, 2021. The changes in material, labor, freight-out and warranty costs comprised $145,563 of the $152,477 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American motorized net sales decreased to 78.6% for the three months ended October 31, 2022 compared to 79.7% for the three months ended October 31, 2021, with the decrease primarily due to a decrease in the material cost percentage, partially offset by a modest increase in the warranty cost percentage. The improvement in the material cost percentage is primarily due to net selling price increases to cover known and anticipated material cost increases, and a reduction in sales discounts since the prior-year period, which effectively increase net selling prices and correspondingly decrease the material cost percentage. Total manufacturing overhead increased $6,914 in correlation with the net sales increase, but decreased as a percentage of North American motorized net sales from 5.2% to 4.9% as the increase in net sales levels resulted in lower overhead costs per unit sold.

North American motorized gross profit increased $46,014 to $185,735, or 16.5% of North American motorized net sales, for the three months ended October 31, 2022 compared to $139,721, or 15.1% of North American motorized net sales, for the three months ended October 31, 2021. The increase in gross profit was driven by the increase in net sales, and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

North American motorized selling, general and administrative expenses were $58,177, or 5.2% of North American motorized net sales, for the three months ended October 31, 2022 compared to $48,081, or 5.2% of North American motorized net sales, for the three months ended October 31, 2021. The primary reason for the $10,096 increase was the increase in North American motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $7,463. Sales-related travel, advertising and promotional costs also increased by $1,644, as certain dealer shows attended in the current-year period were canceled in the prior-year period due to COVID-19 concerns.

North American motorized income before income taxes was $124,433, or 11.1% of North American motorized net sales, for the three months ended October 31, 2022 compared to $88,898, or 9.6% of North American motorized net sales, for the three months ended October 31, 2021. The primary reason for the increase in North American motorized income before income taxes was the increase in North American motorized net sales, and the primary reason for the increase in percentage was the decrease in the cost of products sold percentage noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2022 compared to the three months ended October 31, 2021:

	Three Months Ended October 31, 2022	% of Segment Net Sales	Three Months Ended October 31, 2021	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$239,785	47.5	$316,264	50.0	$(76,479)	(24.2)
Campervan	139,166	27.6	177,783	28.1	(38,617)	(21.7)
Caravan	61,615	12.2	60,680	9.6	935	1.5
Other	63,736	12.7	78,270	12.3	(14,534)	(18.6)
Total European	$504,302	100.0	$632,997	100.0	$(128,695)	(20.3)

	Three Months Ended October 31, 2022	% of Segment Shipments	Three Months Ended October 31, 2021	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	3,552	35.7	5,080	41.2	(1,528)	(30.1)
Campervan	3,333	33.5	4,404	35.7	(1,071)	(24.3)
Caravan	3,065	30.8	2,843	23.1	222	7.8
Total European	9,950	100.0	12,327	100.0	(2,377)	(19.3)

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change
European
Motorcaravan	(14.4)	20.3	5.9
Campervan	(14.4)	17.0	2.6
Caravan	(14.4)	8.1	(6.3)
Total European	(14.4)	13.4	(1.0)

The decrease in total European recreational vehicle net sales of 20.3% compared to the prior-year quarter resulted from a 19.3% decrease in unit shipments and a 1.0% decrease in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. The decrease in European recreational vehicle net sales is mainly due to the negative impact of continuing chassis supply constraints limiting motorized production and sales and other production disruptions due to component part shortages. In addition, the sales decrease of $128,695 includes a decrease of $91,164, or 14.4% of the 20.3% decrease, due to the decrease in foreign exchange rates since the prior-year period. The remaining sales decrease was driven by product mix changes, as the chassis shortages noted above resulted in a higher concentration of sales of the lower-priced caravans compared to the prior-year period.

The overall net price per unit decrease of 1.0% includes a 14.4% decrease due to the impact of foreign currency exchange rate changes and a 13.4% increase due to the impact of product mix and price.

Excluding the impact of foreign currency exchange rate changes, the increases in the overall net price per unit within the Motorcaravan product line of 20.3% and the Campervan product line of 17.0% were primarily due to the impact of selling price increases and product mix changes. The increase in the overall net price per unit due to product mix and price within the Caravan product line of 8.1% was primarily due to the impact of selling price increases.

European recreational vehicle cost of products sold decreased $130,116 to $435,437, or 86.3% of European recreational vehicle net sales, for the three months ended October 31, 2022 compared to $565,553, or 89.3% of European recreational vehicle net sales, for the three months ended October 31, 2021. The changes in material, labor, freight-out and warranty costs comprised $120,558 of the $130,116 decrease primarily due to the decreased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales decreased to 74.4% for the three months ended October 31, 2022 compared to 78.3% for the three months ended October 31, 2021, with the decrease primarily due to a decrease in the material cost percentage due to net selling price increases and product mix changes. The labor and warranty cost percentages also both improved. Total manufacturing overhead decreased $9,558 with the decrease in net sales, but increased as a percentage of European recreational vehicle net sales from 11.0% to 11.9% primarily due to the sales reduction resulting in increased overhead costs per unit sold.

European recreational vehicle gross profit increased $1,421 to $68,865, or 13.7% of European recreational vehicle net sales, for the three months ended October 31, 2022 compared to $67,444, or 10.7% of European recreational vehicle net sales, for the three months ended October 31, 2021. The increase in gross profit and the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

European recreational vehicle selling, general and administrative expenses were $62,896, or 12.5% of European recreational vehicle net sales, for the three months ended October 31, 2022 compared to $67,516, or 10.7% of European recreational vehicle net sales, for the three months ended October 31, 2021. The $4,620 decrease is due to the reduction in foreign exchange rates since the prior-year quarter, which more than offset the 9.7% increase in selling, general and administrative expenses on a constant-currency basis. This constant-currency increase was primarily due to increased advertising and promotion costs, as participation in most European trade fairs in the prior-year period was cancelled due to the COVID-19 pandemic but resumed in the current-year period. The increase in the overall selling, general and administrative expense as a percentage of European recreational vehicle net sales is primarily due to the decrease in net sales and the increase in advertising and promotion costs noted above.

European recreational vehicle loss before income taxes was $6,468, or approximately 1.3% of European recreational vehicle net sales, for the three months ended October 31, 2022 compared to a loss before income taxes of $17,976, or 2.8% of European recreational vehicle net sales, for the three months ended October 31, 2021. The primary reason for the decrease in loss before income taxes in spite of the decrease in European recreational vehicle net sales was the improvement in the costs of products sold percentage noted above, and amortization expense was also 0.3% lower as a percentage of sales in the current year compared to the prior-year period.

Liquidity and Capital Resources

As of October 31, 2022, we had $291,704 in cash and cash equivalents, of which $203,824 was held in the U.S. and the equivalent of $87,880, predominantly in Euros, was held in Europe, compared to $311,553 on July 31, 2022, of which $256,492 was held in the U.S. and the equivalent of $55,061, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of this $19,849 decrease in cash and cash equivalents are described in more detail below.

Net working capital at October 31, 2022 was $1,371,797 compared to $1,306,563 at July 31, 2022. Capital expenditures of $55,883 for the three months ended October 31, 2022 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. In addition, the unused availability under our revolving asset-based credit facility is generally available to the Company for general operating purposes, and approximated $890,000 at October 31, 2022. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

Our priorities for the use of current and future available cash generated from operations remain consistent with our history, and include reducing our indebtedness, maintaining and, over time, growing our dividend payments and funding our growth, both organically and opportunistically, through acquisitions. We may also consider strategic and opportunistic repurchases of shares of THOR stock under the share repurchase authorizations as discussed in Note 16 to the Condensed Consolidated Financial Statements, and special dividends based upon market and business conditions and excess cash availability, subject to potential customary limits and restrictions pursuant to our credit facilities, applicable legal limitations and determination by the Company's Board of Directors ("Board"). We believe our on-hand cash and cash equivalents and funds generated from operations will be sufficient to fund expected cash dividend payments and share repurchases for the foreseeable future.

We anticipate capital expenditures during the remainder of fiscal 2023 for the Company of $225,000, primarily for certain building projects and certain automation projects, as well as replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business. We anticipate approximately two-thirds will be in North America and one-third in Europe, and that these expenditures will be funded by cash provided by our operating activities.

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

Operating Activities

Net cash provided by operating activities for the three months ended October 31, 2022 was $94,016 as compared to net cash provided by operating activities of $41,792 for the three months ended October 31, 2021.

For the three months ended October 31, 2022, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $213,582 of operating cash. The change in net working capital resulted in the use of $119,566 of operating cash during that period, primarily due to an increase in chassis inventory to support the growth in motorized sales and production, as the reductions in accounts receivables and accounts payable mostly offset each other.

For the three months ended October 31, 2021, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $313,583 of operating cash. The change in net working capital resulted in the use of $271,791 of operating cash during that period, primarily due to an increase in inventory, as production levels increased due to continued heightened consumer demand, and ongoing supply constraints caused work in process and other inventory categories to increase. In addition, there was a seasonal increase in accounts receivable. These increases were partially offset by an increase in accounts payable primarily related to the inventory growth, and an increase in accrued liabilities, primarily due to tax provisions exceeding tax payments during the three months ended October 31, 2021.

Investing Activities

Net cash used in investing activities for the three months ended October 31, 2022 was $57,948, primarily due to capital expenditures of $55,883.

Net cash used in investing activities for the three months ended October 31, 2021 was $791,020, primarily due to $747,937 used in business acquisitions, primarily for the Airxcel acquisition discussed in Note 2 to the Condensed Consolidated Financial Statements, and capital expenditures of $43,224.

Financing Activities

Net cash used in financing activities for the three months ended October 31, 2022 was $53,249, including payments of $15,000 on the asset-based credit facility and $12,355 on the term-loan credit facilities, in addition to treasury share purchases of $25,407. During the first quarter of fiscal 2023, the Board approved and declared the payment of a regular quarterly dividend of $0.45 per share for the first quarter of fiscal 2023, but this dividend, totaling $24,081, was not paid until the second quarter of fiscal 2023.

Net cash provided by financing activities for the three months ended October 31, 2021 was $643,597, consisting primarily of borrowings of $660,088 on the revolving asset-based credit facilities, which included $625,000 borrowed in connection with the acquisition of Airxcel and $35,088 for temporary working capital needs, in addition to $500,000 in proceeds from the issuance of Senior Unsecured Notes in October 2021, which were then used to make $500,000 in payments on the ABL facility. During the first quarter of fiscal 2022, the Board approved and declared the payment of a regular quarterly dividend of $0.43 per share for the first quarter of fiscal 2022, but this dividend, totaling $23,917, was not paid until the second quarter of fiscal 2022.

The Company increased its previous regular quarterly dividend of $0.43 per share to $0.45 per share in October 2022. In October 2021, the Company increased its previous regular quarterly dividend of $0.41 per share to $0.43 per share.

Accounting Standards

None.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Part II, Item 7 and the notes to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended July 31, 2022. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended July 31, 2022.

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

The Company also holds $508,170 of debt denominated in Euros at October 31, 2022. A hypothetical 10% change in the Euro/U.S. Dollar exchange rate would change our October 31, 2022 debt balance by approximately $50,817.

INTEREST RATE RISK – The Company uses pay-fixed, receive-floating interest rate swaps to convert a portion of the Company’s long-term debt from floating to fixed-rate debt. As of October 31, 2022, the Company has $220,350 as notional amounts hedged in relation to the floating-to-fixed interest rate swap. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Based on our interest rate exposure at October 31, 2022, assumed floating-rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a one-percentage-point increase in interest rates (approximately 16.2% of our weighted-average interest rate at October 31, 2022) would result in an estimated $11,098 pre-tax reduction in net earnings over a one-year period.

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

During the quarter ended October 31, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Although risks specific to the COVID-19 pandemic, including supply chain disruptions, are ongoing, and macro-economic issues like general inflation, as well as certain geopolitical events, including military conflicts have also continued, at this point there have been no material changes in those risks or any others from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2022, the Company used $25,407 to purchase shares of common stock under its share repurchase authorizations. The Company’s total remaining authorizations for common stock repurchases was $507,807 at October 31, 2022.

A summary of the Company’s share repurchases during the three months ended October 31, 2022 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
8/1/22 – 8/31/22	—	$—	—	$533,214
9/1/22 – 9/30/22	—	$—	—	$533,214
10/1/22 – 10/31/22	338,733	$75.01	338,733	$507,807
	338,733		338,733

(1)On December 21, 2021, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to repurchase shares of the Company’s common stock through December 21, 2024. On June 24, 2022, the Board authorized Company management to utilize up to an additional $448,321 to repurchase shares of the Company’s common stock through July 31, 2025. Under the two share repurchase authorizations, the Company is authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of its common stock in the open market, in privately negotiated transactions or by other means. The timing and amount of share repurchases will be determined at the discretion of the Company’s management team based upon the market price of the stock, management's evaluation of general market and economic conditions, cash availability and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under this program. During the three-month period ended October 31, 2022, the Company purchased 338,733 shares of its common stock, at various times in the open market, at a weighted-average price of $75.01 and held them as treasury shares at an aggregate purchase price of $25,407, all from the December 21, 2021 authorization. As of October 31, 2022, the remaining amount of the Company's common stock that may be repurchased under the December 21, 2021 $250,000 authorization expiring on December 21, 2024 is $59,486. As of October 31, 2022, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $448,321. As of October 31, 2022, the total remaining amount of the Company’s common stock that may be repurchased under these two authorizations is $507,807.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended October 31, 2022 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	December 7, 2022	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	December 7, 2022	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer