Form 10-Q
period 2023-01-31
THOR INDUSTRIES INC
filed 2023-03-07
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2023.
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
Yes    ☐    No    ☑
As of February 28, 2023, 53,518,973 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2023	July 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$281,556	$311,553
Accounts receivable, trade, net	572,301	848,814
Accounts receivable, other, net	78,659	95,367
Inventories, net	1,864,647	1,754,773
Prepaid income taxes, expenses and other	65,864	51,972
Total current assets	2,863,027	3,062,479
Property, plant and equipment, net	1,325,032	1,258,159
Other assets:
Goodwill	1,783,776	1,804,151
Amortizable intangible assets, net	1,060,563	1,117,492
Deferred income tax assets, net	8,381	7,950
Equity investments	124,290	10,811
Other	146,891	147,090
Total other assets	3,123,901	3,087,494
TOTAL ASSETS	$7,311,960	$7,408,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$639,440	$822,449
Current portion of long-term debt	11,116	13,190
Short-term financial obligations	36,427	21,403
Accrued liabilities:
Compensation and related items	157,283	254,772
Product warranties	326,665	317,908
Income and other taxes	41,871	57,391
Promotions and rebates	127,571	134,298
Product, property and related liabilities	60,897	61,700
Other	65,219	72,805
Total current liabilities	1,466,489	1,755,916
Long-term debt, net	1,758,506	1,754,239
Deferred income tax liabilities, net	107,218	115,931
Unrecognized tax benefits	18,375	17,243
Other liabilities	173,242	164,149
Total long-term liabilities	2,057,341	2,051,562
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 66,334,072 and 66,059,403 shares, respectively	6,633	6,606
Additional paid-in capital	517,510	497,946
Retained earnings	3,928,361	3,813,261
Accumulated other comprehensive loss, net of tax	(96,046)	(181,607)
Less treasury shares of 12,815,099 and 12,382,441, respectively, at cost	(575,675)	(543,344)
Stockholders’ equity attributable to THOR Industries, Inc.	3,780,783	3,592,862
Non-controlling interests	7,347	7,792
Total stockholders’ equity	3,788,130	3,600,654
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,311,960	$7,408,132

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Net sales	$2,346,635	$3,875,018	$5,454,719	$7,833,242
Cost of products sold	2,063,700	3,199,744	4,685,308	6,502,544
Gross profit	282,935	675,274	769,411	1,330,698
Selling, general and administrative expenses	208,743	267,450	450,367	563,333
Amortization of intangible assets	35,199	43,349	70,418	76,563
Interest expense, net	25,633	24,507	48,440	45,227
Other income, net	19,358	6,285	11,803	13,520
Income before income taxes	32,718	346,253	211,989	659,095
Income tax provision	6,912	80,618	48,760	148,657
Net income	25,806	265,635	163,229	510,438
Less: Net income (loss) attributable to non-controlling interests	(1,274)	(933)	(36)	1,628
Net income attributable to THOR Industries, Inc.	$27,080	$266,568	$163,265	$508,810

Weighted-average common shares outstanding:
Basic	53,518,878	55,493,622	53,587,646	55,458,238
Diluted	53,810,910	55,649,445	53,869,830	55,720,079

Earnings per common share:
Basic	$0.51	$4.80	$3.05	$9.17
Diluted	$0.50	$4.79	$3.03	$9.13

Comprehensive income:
Net income	$25,806	$265,635	$163,229	$510,438
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	128,377	(69,974)	85,048	(105,141)
Unrealized gain (loss) on derivatives, net of tax	(661)	2,129	143	4,484
Other (loss), net of tax	(39)	(372)	(39)	(372)
Total other comprehensive income (loss), net of tax	127,677	(68,217)	85,152	(101,029)
Total Comprehensive income	153,483	197,418	248,381	409,409
Less: Comprehensive income (loss) attributable to non-controlling interests	(1,249)	(1,478)	(445)	923
Comprehensive income attributable to THOR Industries, Inc.	$154,732	$198,896	$248,826	$408,486

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended January 31,
	2023	2022
Cash flows from operating activities:
Net income	$163,229	$510,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64,257	64,285
Amortization of intangible assets	70,418	76,563
Amortization of debt issuance costs	5,697	5,568
Deferred income tax benefit	(6,149)	(13,317)
(Gain) loss on disposition of property, plant and equipment	(371)	701
Stock-based compensation expense	16,935	12,986
Changes in assets and liabilities:
Accounts receivable	301,269	(165,085)
Inventories, net	(83,564)	(236,002)
Prepaid income taxes, expenses and other	(14,572)	15,014
Accounts payable	(209,557)	32,848
Accrued liabilities	(125,590)	8,204
Long-term liabilities and other	3,319	(14,151)
Net cash provided by operating activities	185,321	298,052
Cash flows from investing activities:
Purchases of property, plant and equipment	(100,985)	(117,804)
Proceeds from dispositions of property, plant and equipment	3,832	652
Business acquisitions, net of cash acquired	(6,184)	(781,818)
Other	(10,411)	—
Net cash used in investing activities	(113,748)	(898,970)
Cash flows from financing activities:
Borrowings on revolving asset-based credit facilities	—	660,088
Payments on revolving asset-based credit facilities	(15,000)	(534,035)
Proceeds from issuance of senior unsecured notes	—	500,000
Payments on term-loan credit facilities	(12,355)	—
Payments on other debt	(6,383)	(5,965)
Payments of debt issuance costs	—	(8,445)
Regular cash dividends paid	(48,165)	(47,833)
Payments on finance lease obligations	(604)	(529)
Purchases of treasury shares	(25,407)	(58,331)
Payments related to vesting of stock-based awards	(6,765)	(18,011)
Short-term financial obligations and other, net	12,937	3,821
Net cash provided by (used in) financing activities	(101,742)	490,760
Effect of exchange rate changes on cash and cash equivalents and restricted cash	172	(8,225)
Net decrease in cash and cash equivalents and restricted cash	(29,997)	(118,383)
Cash and cash equivalents and restricted cash, beginning of period	311,553	448,706
Cash and cash equivalents and restricted cash, end of period	281,556	330,323
Less: restricted cash	—	25,080
Cash and cash equivalents, end of period	$281,556	$305,243
Supplemental cash flow information:
Income taxes paid	$110,662	$151,307
Interest paid	$44,981	$33,529
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$5,183	$5,147

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2023 AND 2022 (UNAUDITED)

	Three Months Ended January 31, 2023
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at November 1, 2022	66,326,135	$6,633	$509,579	$3,925,365	$(223,698)	12,813,019	$(575,516)	$3,642,363	$8,596	$3,650,959
Net income (loss)	—	—	—	27,080	—	—	—	27,080	(1,274)	25,806
Restricted stock unit activity	7,937	—	(612)	—	—	2,080	(159)	(771)	—	(771)
Dividends $0.45 per common share	—	—	—	(24,084)	—	—	—	(24,084)	—	(24,084)
Stock-based compensation expense	—	—	8,543	—	—	—	—	8,543	—	8,543
Other comprehensive income (loss)	—	—	—	—	127,652	—	—	127,652	25	127,677
Balance at January 31, 2023	66,334,072	$6,633	$517,510	$3,928,361	$(96,046)	12,815,099	$(575,675)	$3,780,783	$7,347	$3,788,130

	Six Months Ended January 31, 2023
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2022	66,059,403	$6,606	$497,946	$3,813,261	$(181,607)	12,382,441	$(543,344)	$3,592,862	$7,792	$3,600,654
Net income (loss)	—	—	—	163,265	—	—	—	163,265	(36)	163,229
Purchases of treasury shares	—	—	—	—	—	338,733	(25,407)	(25,407)	—	(25,407)
Restricted stock unit activity	274,669	27	2,629	—	—	93,925	(6,924)	(4,268)	—	(4,268)
Dividends $0.90 per common share	—	—	—	(48,165)	—	—	—	(48,165)	—	(48,165)
Stock-based compensation expense	—	—	16,935	—	—	—	—	16,935	—	16,935
Other comprehensive income (loss)	—	—	—	—	85,561	—	—	85,561	(409)	85,152
Balance at January 31, 2023	66,334,072	$6,633	$517,510	$3,928,361	$(96,046)	12,815,099	$(575,675)	$3,780,783	$7,347	$3,788,130
See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2023 AND 2022 (UNAUDITED)

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

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All U.S. Dollar and Euro amounts presented in thousands except share and per share data or except as otherwise specified)

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

The July 31, 2022 amounts are derived from the annual audited financial statements of THOR. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022. Due to seasonality within the recreational vehicle industry, and the impact of the ongoing supply chain disruptions, inflation and shifting consumer demand on our industry, among other factors, annualizing the results of operations for the six months ended January 31, 2023 would not necessarily be indicative of the results expected for the full fiscal year.

During the quarter ended January 31, 2023, the Company reclassified certain immaterial investments accounted for under the equity method, which had previously been shown as a component of Other long-term assets in the Condensed Consolidated Balance Sheets, to a separate line called Equity investments. In addition, certain other immaterial amounts from the prior year have been reclassified to conform with current-year presentation.

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

Three Months Ended January 31,
2022
Net sales	$3,875,018
Net income attributable to THOR Industries, Inc.	$266,568
Basic earnings per common share	$4.80
Diluted earnings per common share	$4.79

Six Months Ended January 31,
2022
Net sales	$7,880,700
Net income attributable to THOR Industries, Inc.	$515,623
Basic earnings per common share	$9.30
Diluted earnings per common share	$9.25

3.    Business Segments

The Company has three reportable segments, all related to recreational vehicles: (1) North American towables, (2) North American motorized and (3) European. The operations of the Company's Postle and Airxcel subsidiaries are included in “Other”, along with the operations of Roadpass Digital through December 30, 2022 as discussed in Note 9 to the Condensed Consolidated Financial Statements. Net sales included in Other related primarily to the sale of specialized component parts and aluminum extrusions. Intercompany eliminations adjust for Postle and Airxcel sales to the Company’s North American towables and North American motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of products to third parties.

The following tables reflect certain financial information by reportable segment:

	Three Months Ended January 31,		Six Months Ended January 31,
NET SALES:	2023	2022	2023	2022
Recreational vehicles
North American Towables	$829,751	$1,985,088	$2,147,557	$4,225,922
North American Motorized	738,583	976,806	1,862,102	1,901,834
Total North America	1,568,334	2,961,894	4,009,659	6,127,756
European	646,938	723,730	1,151,240	1,356,727
Total recreational vehicles	2,215,272	3,685,624	5,160,899	7,484,483
Other	164,859	294,146	397,507	551,976
Intercompany eliminations	(33,496)	(104,752)	(103,687)	(203,217)
Total	$2,346,635	$3,875,018	$5,454,719	$7,833,242

	Three Months Ended January 31,		Six Months Ended January 31,
INCOME (LOSS) BEFORE INCOME TAXES:	2023	2022	2023	2022
Recreational vehicles
North American Towables	$(7,119)	$275,895	$103,888	$542,177
North American Motorized	61,544	104,037	185,977	192,935
Total North America	54,425	379,932	289,865	735,112
European	12,015	9,665	5,547	(8,311)
Total recreational vehicles	66,440	389,597	295,412	726,801
Other, net	8,289	23,092	13,034	46,621
Corporate	(42,011)	(66,436)	(96,457)	(114,327)
Total	$32,718	$346,253	$211,989	$659,095

TOTAL ASSETS:	January 31, 2023	July 31, 2022
Recreational vehicles
North American Towables	$1,573,865	$2,040,841
North American Motorized	1,417,512	1,239,476
Total North America	2,991,377	3,280,317
European	2,702,873	2,449,270
Total recreational vehicles	5,694,250	5,729,587
Other	1,109,967	1,272,829
Corporate	507,743	405,716
Total	$7,311,960	$7,408,132

DEPRECIATION AND INTANGIBLE AMORTIZATION EXPENSE:	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Recreational vehicles
North American Towables	$15,028	$16,313	$30,465	$32,615
North American Motorized	8,172	7,107	16,333	14,129
Total North America	23,200	23,420	46,798	46,744
European	28,713	33,696	56,015	68,409
Total recreational vehicles	51,913	57,116	102,813	115,153
Other	15,338	18,357	30,986	24,837
Corporate	431	422	876	858
Total	$67,682	$75,895	$134,675	$140,848

	Three Months Ended January 31,		Six Months Ended January 31,
CAPITAL ACQUISITIONS:	2023	2022	2023	2022
Recreational vehicles
North American Towables	$16,820	$21,479	$37,994	$34,613
North American Motorized	10,266	6,691	29,330	15,320
Total North America	27,086	28,170	67,324	49,933
European	12,151	39,425	21,071	54,227
Total recreational vehicles	39,237	67,595	88,395	104,160
Other	7,957	7,763	12,769	12,180
Corporate	151	49	271	83
Total	$47,345	$75,407	$101,435	$116,423

4.    Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Weighted-average common shares outstanding for basic earnings per share	53,518,878	55,493,622	53,587,646	55,458,238
Unvested restricted and performance stock units	292,032	155,823	282,184	261,841
Weighted-average common shares outstanding assuming dilution	53,810,910	55,649,445	53,869,830	55,720,079

For the three months ended January 31, 2023 and 2022, the Company had 169,350 and 235,552 unvested restricted stock units and performance stock units outstanding, respectively, which were excluded from this calculation as their effect would be antidilutive. For the six months ended January 31, 2023 and 2022, the Company had 186,895 and 132,942 unvested restricted stock units and performance stock units outstanding, respectively, which were excluded from this calculation as their effect would have been antidilutive.

5.    Derivatives and Hedging

The fair value of our derivative instruments designated as cash flow hedges, and the associated notional amounts, presented on a pre-tax basis, were as follows:

	January 31, 2023			July 31, 2022
		Fair Value in	Fair Value in		Fair Value in	Fair Value in
		Other Current	Other Current		Other Current	Other Current
Cash Flow Hedges	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Foreign currency forward contracts	$—	$—	$—	$33,997	$—	$80
Interest rate swap agreements	165,263	961	—	273,325	850	—
Total derivative financial instruments	$165,263	$961	$—	$307,322	$850	$80
The Company previously entered into interest rate swaps to convert a portion of the Company’s long-term debt from floating rate to fixed rate debt to partially hedge the interest rate risk related to the Company’s U.S. dollar term loan tranche that matures in February 2026. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Effective August 1, 2022, the Company's foreign currency forward contracts used to exchange British Pounds Sterling ("GBP") for Euro were no longer designated as cash flow hedges and therefore excluded from the table above as of January 31, 2023.

Net Investment Hedges

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Losses, net of tax, included in the foreign currency translation adjustments were $30,297 for the three months ended January 31, 2023 and $20,912 for the six months ended January 31, 2023. Gains, net of tax, included in the foreign currency translation adjustments were $18,388 for the three months ended January 31, 2022 and $27,628 for the six months ended January 31, 2022.

There were no amounts reclassified out of accumulated other comprehensive income (“AOCI”) pertaining to the net investment hedge during the three and six-month periods ended January 31, 2023 and January 31, 2022, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $49,396 and a fair value asset value of $118, net, as of January 31, 2023. These other derivative instruments had a notional amount totaling approximately $25,628 and a fair value liability of $1,077, as of July 31, 2022. For these derivative instruments, changes in fair value are recognized in earnings.

The total amounts presented in the Condensed Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the derivative instruments are as follows:

	Three Months Ended January 31,
	2023	2022
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$—	$(479)
Interest rate swap agreements (1)	(661)	2,608
Total gain (loss)	$(661)	$2,129

(1) Other comprehensive income (loss), net of tax, before reclassification from AOCI was $(136) and $795 for the three months ended January 31, 2023 and 2022, respectively.

	Six Months Ended January 31,
	2023	2022
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$—	$(620)
Interest rate swap agreements (2)	85	5,104
Total gain (loss)	$85	$4,484

(2) Other comprehensive income (loss), net of tax, before reclassification from AOCI was $718 and $1,402 for the six months ended January 31, 2023 and 2022, respectively.

	Three Months Ended January 31,
	2023		2022
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$—	$—	$(271)	$—
Interest rate swap agreements	—	525	—	(1,813)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income, net of tax
Foreign currency forward contracts	$1,118	$—	$—	$—
Commodities swap agreements	(1,567)	—	—	—
Interest rate swap agreements	—	(83)	—	2
Total gain (loss)	$(449)	$442	$(271)	$(1,811)

	Six Months Ended January 31,
	2023		2022
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(58)	$—	$(284)	$—
Interest rate swap agreements	—	633	—	(3,702)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income, net of tax
Foreign currency forward contracts	$1,946	$—	$—	$—
Commodities swap agreements	(2,229)	—	—	—
Interest rate swap agreements	—	171	—	89
Total gain (loss)	$(341)	$804	$(284)	$(3,613)

6.    Inventories

Major classifications of inventories are as follows:

	January 31, 2023	July 31, 2022
Finished goods – RV	$221,577	$236,311
Finished goods – other	119,308	126,570
Work in process	347,744	397,495
Raw materials	705,853	838,474
Chassis	620,917	293,375
Subtotal	2,015,399	1,892,225
Excess of FIFO costs over LIFO costs	(150,752)	(137,452)
Total inventories, net	$1,864,647	$1,754,773

Of the $2,015,399 and $1,892,225 of inventories at January 31, 2023 and July 31, 2022, $1,258,273 and $1,170,554, respectively, were valued on the first-in, first-out (“FIFO”) method, and $757,126 and $721,671, respectively, were valued on the last-in, first-out (“LIFO”) method.

7.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	January 31, 2023	July 31, 2022
Land	$144,956	$142,221
Buildings and improvements	1,003,384	926,485
Machinery and equipment	633,386	601,480
Rental vehicles	73,679	67,414
Lease right-of-use assets – operating	52,287	44,407
Lease right-of-use assets – finance	5,891	6,264
Total cost	1,913,583	1,788,271
Less accumulated depreciation	(588,551)	(530,112)
Property, plant and equipment, net	$1,325,032	$1,258,159

See Note 16 to the Condensed Consolidated Financial Statements for further information regarding the lease right-of-use assets.

8.    Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	January 31, 2023		July 31, 2022
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	$1,106,383	$475,126	$1,090,528	$420,623
Trademarks	353,456	86,839	351,152	77,660
Design technology and other intangibles	255,828	93,547	253,918	80,465
Non-compete agreements	1,400	992	1,400	758
Total amortizable intangible assets	$1,717,067	$656,504	$1,696,998	$579,506

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2023	$70,373
For the fiscal year ending July 31, 2024	129,167
For the fiscal year ending July 31, 2025	117,280
For the fiscal year ending July 31, 2026	106,021
For the fiscal year ending July 31, 2027	97,312
For the fiscal year ending July 31, 2028 and thereafter	540,410
$1,060,563

Changes in the carrying amount of goodwill by reportable segment for the six months ended January 31, 2023 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2022	$344,975	$53,875	$893,383	$511,918	$1,804,151
Fiscal 2023 activity:
Goodwill acquired	4,097	—	—	—	4,097
Measurement period adjustments	—	—	—	4,682	4,682
Foreign currency translation	—	—	55,729	—	55,729
Deconsolidation of Roadpass Digital	—	—	—	(84,883)	(84,883)
Net balance as of January 31, 2023	$349,072	$53,875	$949,112	$431,717	$1,783,776

Changes in the carrying amount of goodwill by reportable segment for the six months ended January 31, 2022 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2021	$344,975	$53,875	$1,041,697	$122,708	$1,563,255
Fiscal 2022 activity:
Goodwill acquired	—	—	—	389,838	389,838
Measurement period adjustments	—	—	—	49	49
Foreign currency translation	—	—	(64,390)	—	(64,390)
Net balance as of January 31, 2022	$344,975	$53,875	$977,307	$512,595	$1,888,752

9.    Equity Investments

Effective December 30, 2022, the Company entered into a Subscription and Contribution Agreement with TechNexus Holdings LLC (“TechNexus”), whereby the Company transferred TH2Connect, LLC d/b/a Roadpass Digital (“Roadpass Digital”) and its associated legal entities to TN-RP Holdings, LLC (“TN-RP”), a new legal entity formed by TechNexus, in a non-cash transaction following which the Company and TechNexus own 100% of the Class A-RP units and Class C-RP units, respectively, issued by TN-RP. The Company also simultaneously entered into an Operating Agreement with TechNexus related to TN-RP whereby TechNexus will manage the day-to-day operations of TN-RP subject to certain protective rights maintained by the Company. The rights and privileges of the Company and TechNexus as unit holders of TN-RP are governed by the terms of the Operating Agreement, which includes provisions for distributions during its existence and at dissolution.

TN-RP is a variable interest entity (“VIE”), in which both the Company and TechNexus each have a variable interest. The Company’s equity interest, which entitles the Company to a share of future distributions from TN-RP, represents a variable interest. TechNexus’s compensation in exchange for its services as manager of TN-RP includes ongoing cash payments and a share of future distributions, both as defined in the Operating Agreement. This compensation represents a variable interest for TechNexus as the Company believes that the total compensation is above market for the effort required to provide the requisite management services. TN-RP is a VIE because it is reliant on the Company for financing cash needs and would not otherwise be able to secure such financing at market terms. The formation of TN-RP and the agreements are intended to allow TN-RP to maximize its efficiency and operating effectiveness under the direct day-to-day management and oversight of TechNexus. TechNexus will manage the operations and have control over key decisions in accordance with the Operating Agreement which provides TechNexus with the authority and power to direct the activities that most significantly affect the economic performance of TN-RP. As such, the Company is not the primary beneficiary of TN-RP.

As a result of the December 30, 2022 agreements and the factors noted above, the Company no longer had a controlling financial interest in Roadpass Digital which resulted in the deconsolidation of Roadpass Digital subsequent to December 30, 2022. The Company’s investment in TN-RP was valued at approximately $105,600 as of the agreement date based on the Discounted Cash Flow Method and Option Pricing Model. This fair value measurement includes significant management judgment, particularly estimates of future cash flows based on revenues and margins that TN-RP are forecasted to generate in the future, terminal value assumptions and discount rates developed using market observable inputs and consideration of risks regarding future performance. Additionally, the Option Pricing Model further utilized estimates related to volatility, incorporating a selection of guideline public companies, and expected time to exit. The Discounted Cash Flow Method and Option Pricing Model both used level 3 inputs as defined by ASC 820.

The derecognition of the Roadpass Digital net assets and recognition of the Company’s investment in TN-RP resulted in an immaterial gain that is included in Other income, net, in the Condensed Consolidated Statements of Income and Comprehensive Income.

As of January 31, 2023, the Company had the following investment and maximum exposure to loss:

Carrying amount of investment in TN-RP	$106,569
Maximum exposure to loss	$129,069

The maximum exposure above includes the carrying amount of the Company’s investment in TN-RP as of January 31, 2023 plus the Company’s maximum remaining commitment to fund operating cash needs upon request from TechNexus, as operating manager of TN-RP.

The Company has significant influence due to its Class A-RP unit ownership interest, non-majority seats on the TN-RP advisory board and certain protective rights, therefore the Company’s investment in TN-RP is accounted for under the equity method of accounting and reported as a component of Equity investments in the Condensed Consolidated Balance Sheets beginning after December 30, 2022. In applying the equity method of accounting, the Company will allocate its share of earnings and losses using a hypothetical liquidation at book value method, as the Operating Agreement specifies how earnings and losses are to be allocated amongst the unit holders. The Company’s share of gains and losses accounted for under the equity method of accounting are included in Other income, net in the Condensed Consolidated Statements of Income and Comprehensive Income. The losses recognized in the three and six months ended January 31, 2023 were not material.

10.    Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 14% of the Company’s consolidated net sales for both the three-month periods ended January 31, 2023 and January 31, 2022, and accounted for 14% of the Company’s consolidated net sales for both the six-month periods ended January 31, 2023 and January 31, 2022. The majority of the sales to this dealer are reported within the North American Towables and North American Motorized segments. This dealer also accounted for 10% of the Company’s consolidated trade accounts receivable at both January 31, 2023 and July 31, 2022. The loss of this dealer could have a material effect on the Company’s business.

11.    Fair Value Measurements

The financial assets and liabilities that are accounted for at fair value on a recurring basis at January 31, 2023 and July 31, 2022 are as follows:

	Input Level	January 31, 2023	July 31, 2022
Cash equivalents	Level 1	$128,127	$—
Deferred compensation plan mutual fund assets	Level 1	$50,244	$42,312
Equity investments	Level 1	$10,263	$—
Foreign currency forward contract asset	Level 2	$1,025	$—
Foreign currency forward contract liability	Level 2	$—	$80
Interest rate swap asset, net	Level 2	$54	$—
Interest rate swap liability, net	Level 2	$—	$227

Cash equivalents represent investments in short-term money market instruments that are direct obligations of the U.S. Treasury and/or repurchase agreements backed by U.S. Treasury obligations. These investments are reported as a component of Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

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

Equity investments represent certain stock investments that are publicly traded in an active market.

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

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Beginning balance	$325,713	$290,617	$317,908	$267,620
Provision	72,356	75,585	161,781	160,123
Payments	(75,503)	(67,784)	(155,644)	(138,036)
Acquisition	—	—	—	9,828
Foreign currency translation	4,099	(2,260)	2,620	(3,377)
Ending balance	$326,665	$296,158	$326,665	$296,158

13.    Long-Term Debt

The components of long-term debt are as follows:

	January 31, 2023	July 31, 2022
Term loan	$1,139,714	$1,124,209
Asset-based credit facility	85,000	100,000
Senior unsecured notes	500,000	500,000
Unsecured notes	27,083	25,495
Other debt	46,600	50,207
Gross long-term debt	1,798,397	1,799,911
Debt issuance costs, net of amortization	(28,775)	(32,482)
Total long-term debt, net of debt issuance costs	1,769,622	1,767,429
Less: current portion of long-term debt	(11,116)	(13,190)
Total long-term debt, net, less current portion	$1,758,506	$1,754,239

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

As of January 31, 2023, the entire outstanding U.S. term loan tranche balance of $661,900 was subject to a LIBOR-based rate totaling 7.563%. The interest rate on $165,263 of that balance, however, was fixed at 5.466% through an interest rate swap, dated March 18, 2019, by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.466% plus a 3.000% interest rate spread. As of July 31, 2022, the entire outstanding U.S. term loan tranche balance of $671,900 was subject to a LIBOR-based rate totaling 5.375%, but the interest rate on $273,325 of that balance was fixed at 5.466% through an interest rate swap, dated March 18, 2019. The total interest rate on the January 31, 2023 outstanding Euro term loan tranche balance of $477,814 was 5.125%, and the total interest rate on the July 31, 2022 outstanding Euro term loan tranche of $452,309 was 3.000%.

The Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during the three or six months ended January 31, 2023 or 2022.

As of January 31, 2023, the total weighted-average interest rate on the outstanding ABL borrowings of $85,000 was 5.634%. As of July 31, 2022, the total weighted-average interest rate on the outstanding ABL borrowings of $100,000 was 3.048%. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without penalty or premium.

Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The ABL carries interest at an annual base rate plus 0.25% to 0.50%, or LIBOR plus 1.25% to 1.50%, based on adjusted excess availability as defined in the ABL agreement. This agreement also includes a 0.20% unused facility fee. The unused availability under the ABL is generally available to the Company for general operating purposes and, based on January 31, 2023 eligible accounts receivable and inventory balances, net of amounts drawn, totaled approximately $915,000.

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

The unsecured notes of 25,000 Euro ($27,083) relate to long-term debt of our European segment. There are two series, 20,000 Euro ($21,666) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,417) with an interest rate of 2.534% maturing March 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 2.380% to 2.870%.

Total contractual gross debt maturities are as follows:

For the remainder of the fiscal year ending July 31, 2023	$5,451
For the fiscal year ending July 31, 2024	10,991
For the fiscal year ending July 31, 2025	32,538
For the fiscal year ending July 31, 2026	1,227,838
For the fiscal year ending July 31, 2027	2,654
For the fiscal year ending July 31, 2028 and thereafter	518,925
$1,798,397

For the three and six months ended January 31, 2023, interest expense on the term loan, ABL, Senior Unsecured Notes and other debt facilities was $24,064 and $44,243, respectively, and also included the amortization of capitalized fees to secure the term loan, ABL and Senior Unsecured Notes, which are being amortized over the respective terms of those arrangements, of $2,862 and $5,697, respectively. For the three and six months ended January 31, 2022, interest expense on the term loan, ABL and other debt facilities was $20,812 and $38,455, respectively, and also included the amortization of capitalized fees to secure the term loan, ABL and Senior Unsecured Notes, which are being amortized over the respective terms of those arrangements, of $3,144 and $5,568, respectively.

The fair value of the Company’s term-loan debt at January 31, 2023 and July 31, 2022 was $1,139,777 and $1,097,136, respectively, and the fair value of the Company’s Senior Unsecured Notes at January 31, 2023 and July 31, 2022 was $415,700 and $405,000, respectively. The fair values of the Company’s term-loan debt and Senior Unsecured Notes are primarily estimated using Level 2 inputs as defined by ASC 820, based on quoted prices in markets that are not active. The fair value of other debt held by the Company approximates carrying value.

Subsequent to January 31, 2023, we made principal payments of $15,000 on our ABL and $15,000 on our U.S. term loan.

14.    Provision for Income Taxes

The overall effective income tax rate for the three months ended January 31, 2023 was 21.1%, and the effective income tax rate for the six months ended January 31, 2023 was 23.0%. These rates were both favorably impacted by certain foreign rate differences and mix of earnings between foreign and domestic operations which include certain interest income not subject to corporate income tax. The tax rate for the six-month period includes an unfavorable impact from the vesting of share-based compensation awards.

The overall effective income tax rate for the three months ended January 31, 2022 was 23.3%, and the effective income tax rate for the six months ended January 31, 2022 was 22.6%. These rates were both favorably impacted by certain foreign rate differences which include certain interest income not subject to corporate income tax and for the six-month period, the tax rate was favorably impacted from the vesting of share-based compensation awards.

Within the next 12 months, the Company anticipates a decrease of approximately $1,700 in unrecognized tax benefits, and $300 in accrued interest related to unrecognized tax benefits recorded as of January 31, 2023, from expected settlements or payments of uncertain tax positions and lapses of the applicable statutes of limitations. Actual results may differ from these estimates.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state and foreign jurisdictions. The Company is currently under exam by certain foreign jurisdictions for fiscal years ended 2016 through 2019. For U.S. federal income tax purposes, fiscal years 2019 through 2021 remain open and could be subject to examination. In major state jurisdictions, fiscal years 2019 through 2021 remain open and could be subject to examination. In major foreign jurisdictions, fiscal years 2016 through 2021 remain open and subject to examination. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

15.    Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on global dealer inventory financing were $4,646,159 and $4,308,524 as of January 31, 2023 and July 31, 2022, respectively. The commitment term is generally up to 18 months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $12,840 and $11,346 as of January 31, 2023 and July 31, 2022, respectively, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three and six months ended January 31, 2023 and January 31, 2022 were not material. Based on current market conditions, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company is also involved in certain litigation arising out of its operations in the normal course of its business, most of which is based upon state “lemon laws,” warranty claims and vehicle accidents (for which the Company carries insurance above a specified self-insured retention or deductible amount). The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. Based on current conditions, management does not believe the ultimate disposition of any current legal proceedings or claims against the Company will have a material effect on the Company’s financial condition, operating results or cash flows. Litigation is, however, inherently uncertain and an adverse outcome from such litigation could have a material effect on the operating results of a particular reporting period.

A product recall was issued in late fiscal 2021 related to certain purchased parts utilized in certain of our products, and a reserve to cover anticipated costs was established at that time. Starting in fiscal 2022, the reserve has been adjusted quarterly based on developments involving the recall, including our expectations regarding the extent of vendor reimbursements and the estimated total cost of the recall. The Company has been, and will continue to be, reimbursed for a portion of the costs it will incur related to this recall. In addition, the Company accrued expenses during fiscal 2022 based on developments related to an ongoing investigation by certain German-based authorities regarding the adequacy of historical disclosures of vehicle weight in advertisements and other Company-provided literature in Germany. The Company is fully cooperating with the investigation. In fiscal 2023, for both the three and six month periods ended January 31, 2023, the Company’s adjustments related to these matters were not material. During the three months ended January 31, 2022, the Company recognized $13,000 of net expense as a component of selling, general and administrative costs related to these two matters. During the six months ended January 31, 2022, the Company recognized $35,000 of net expense as a component of selling, general and administrative costs related to these two matters. Based on current available information, the Company does not believe there will be a material, adverse impact to our future results of operations and cash flows due to these matters.

16.    Leases

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

The components of lease costs for the three and six-month periods ended January 31, 2023 and January 31, 2022 were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Operating lease cost	$7,584	$6,908	$14,463	$13,216
Finance lease cost
Amortization of right-of-use assets	187	187	373	373
Interest on lease liabilities	100	120	205	245
Total lease cost	$7,871	$7,215	$15,041	$13,834

Other information related to leases was as follows:

	Six Months Ended January 31,
Supplemental Cash Flows Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,405	$13,193
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,464	$11,598

Supplemental Balance Sheet Information	January 31, 2023	July 31, 2022
Operating leases:
Operating lease right-of-use assets	$52,287	$44,407

Operating lease liabilities:
Other current liabilities	$11,490	$9,406
Other long-term liabilities	40,716	34,830
Total operating lease liabilities	$52,206	$44,236

Finance leases:
Finance lease right-of-use assets	$5,891	$6,264

Finance lease liabilities:
Other current liabilities	$976	$1,215
Other long-term liabilities	3,111	3,476
Total finance lease liabilities	$4,087	$4,691

	January 31, 2023	July 31, 2022
Weighted-average remaining lease term:
Operating leases	9.3 years	10.2 years
Finance leases	4.1 years	4.4 years
Weighted-average discount rate:
Operating leases	4.6%	3.6%
Finance leases	9.4%	9.2%

Future minimum rental payments required under operating and finance leases as of January 31, 2023 were as follows:

	Operating Leases	Finance Leases
For the remainder of the fiscal year ending July 31, 2023	$9,341	$792
For the fiscal year ending July 31, 2024	15,697	1,059
For the fiscal year ending July 31, 2025	12,026	1,083
For the fiscal year ending July 31, 2026	8,301	1,107
For the fiscal year ending July 31, 2027	6,093	896
For the fiscal year ending July 31, 2028 and thereafter	20,155	58
Total future lease payments	71,613	4,995
Less: amount representing interest	(19,407)	(908)
Total reported lease liability	$52,206	$4,087

17.    Stockholders’ Equity

Stock-based Compensation

Total stock-based compensation expense recognized in the three-month periods ended January 31, 2023 and January 31, 2022 for stock-based awards totaled $8,543 and $6,959, respectively. Total stock-based compensation expense recognized in the six-month periods ended January 31, 2023 and January 31, 2022 for stock-based awards totaled $16,935 and $12,986, respectively.

Share Repurchase Program

On December 21, 2021, the Company’s Board of Directors (“Board”) authorized Company management to utilize up to $250,000 to repurchase shares of the Company’s common stock through December 21, 2024. On June 24, 2022, the Board authorized Company management to utilize up to an additional $448,321 to repurchase shares of the Company’s common stock through July 31, 2025.

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

During the three months ended January 31, 2023, the Company did not repurchase any shares of its common stock. During the six months ended January 31, 2023, the Company repurchased 338,733 shares of its common stock, at various times in the open market, at a weighted-average price of $75.01 and held them as treasury shares at an aggregate purchase price of $25,407, all from the December 21, 2021 authorization. Since the inception of the initial December 21, 2021 authorization, the Company has repurchased 2,282,976 shares of its common stock, at various times in the open market, at a weighted-average price of $83.45 and held them as treasury shares at an aggregate purchase price of $190,514.

As of January 31, 2023, the remaining amount of the Company's common stock that may be repurchased under the December 21, 2021 $250,000 authorization expiring on December 21, 2024 is $59,486. As of January 31, 2023 , the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $448,321. As of January 31, 2023, the total remaining amount of the Company’s common stock that may be repurchased under these two authorizations is $507,807.

18.    Revenue Recognition

The table below disaggregates revenue to the level that the Company believes best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors. Other RV-related revenues shown below in the European segment include sales related to accessories and services, new and used vehicle sales at owned dealerships and RV rentals. Performance obligations for all material revenue streams are recognized at a point-in-time. Other sales relate primarily to component part sales to RV original equipment manufacturers and aftermarket sales through dealers and retailers, as well as aluminum extruded components.

	Three Months Ended January 31,		Six Months Ended January 31,
NET SALES:	2023	2022	2023	2022
Recreational vehicles
North American Towables
Travel Trailers	$527,829	$1,250,579	$1,350,698	$2,660,203
Fifth Wheels	301,922	734,509	796,859	1,565,719
Total North American Towables	829,751	1,985,088	2,147,557	4,225,922
North American Motorized
Class A	244,128	429,894	648,706	839,393
Class C	334,911	361,565	825,698	721,571
Class B	159,544	185,347	387,698	340,870
Total North American Motorized	738,583	976,806	1,862,102	1,901,834
Total North America	1,568,334	2,961,894	4,009,659	6,127,756
European
Motorcaravan	267,782	350,861	507,567	667,125
Campervan	227,136	192,838	366,302	370,621
Caravan	94,494	91,153	156,109	151,833
Other RV-related	57,526	88,878	121,262	167,148
Total European	646,938	723,730	1,151,240	1,356,727
Total recreational vehicles	2,215,272	3,685,624	5,160,899	7,484,483
Other	164,859	294,146	397,507	551,976
Intercompany eliminations	(33,496)	(104,752)	(103,687)	(203,217)
Total	$2,346,635	$3,875,018	$5,454,719	$7,833,242

19.    Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	Three Months Ended January 31, 2023
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(226,348)	$1,479	$1,171	$(223,698)	$(2,639)	$(226,337)
OCI before reclassifications	128,352	(178)	(39)	128,135	25	128,160
Income taxes associated with OCI before reclassifications (1)	—	42	—	42	—	42
Amounts reclassified from AOCI	—	(691)	—	(691)	—	(691)
Income taxes associated with amounts reclassified from AOCI	—	166	—	166	—	166
OCI, net of tax for the fiscal period	128,352	(661)	(39)	127,652	25	127,677
Balance at end of period, net of tax	$(97,996)	$818	$1,132	$(96,046)	$(2,614)	$(98,660)

	Three Months Ended January 31, 2022
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$19,145	$(6,300)	$(876)	$11,969	$(932)	$11,037
OCI before reclassifications	(69,429)	4	(372)	(69,797)	(545)	(70,342)
Income taxes associated with OCI before reclassifications (1)	—	41	—	41	—	41
Amounts reclassified from AOCI	—	2,736	—	2,736	—	2,736
Income taxes associated with amounts reclassified from AOCI	—	(652)	—	(652)	—	(652)
OCI, net of tax for the fiscal period	(69,429)	2,129	(372)	(67,672)	(545)	(68,217)
Balance at end of period, net of tax	$(50,284)	$(4,171)	$(1,248)	$(55,703)	$(1,477)	$(57,180)

	Six Months Ended January 31, 2023
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(183,453)	$675	$1,171	$(181,607)	$(2,205)	$(183,812)
OCI before reclassifications	85,457	945	(39)	86,363	(409)	85,954
Income taxes associated with OCI before reclassifications (1)	—	(227)	—	(227)	—	(227)
Amounts reclassified from AOCI	—	(753)	—	(753)	—	(753)
Income taxes associated with amounts reclassified from AOCI	—	178	—	178	—	178
OCI, net of tax for the fiscal period	85,457	143	(39)	85,561	(409)	85,152
Balance at end of period, net of tax	$(97,996)	$818	$1,132	$(96,046)	$(2,614)	$(98,660)

	Six Months Ended January 31, 2022
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$54,152	$(8,655)	$(876)	$44,621	$(772)	$43,849
OCI before reclassifications	(104,436)	589	(372)	(104,219)	(705)	(104,924)
Income taxes associated with OCI before reclassifications (1)	—	(91)	—	(91)	—	(91)
Amounts reclassified from AOCI	—	5,264	—	5,264	—	5,264
Income taxes associated with amounts reclassified from AOCI	—	(1,278)	—	(1,278)	—	(1,278)
OCI, net of tax for the fiscal period	(104,436)	4,484	(372)	(100,324)	(705)	(101,029)
Balance at end of period, net of tax	$(50,284)	$(4,171)	$(1,248)	$(55,703)	$(1,477)	$(57,180)

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

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the calendar year ended December 31, 2022, THOR’s combined U.S. and Canadian market share was approximately 42.0% for travel trailers and fifth wheels combined and approximately 48.3% for motorhomes. In Europe, according to the European Caravan Federation and based on unit registrations for Europe's original equipment manufacturer (“OEM”) reporting countries, our European market share for the calendar year ended December 31, 2022 was approximately 21.1% for motorcaravans and campervans combined and approximately 18.5% for caravans.

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

We generally have financed our growth through a combination of internally generated cash flows from operations and, when needed, outside credit facilities. Ongoing supply chain constraints, particularly chassis constraints within our European operations, have and could continue to impact our business and our consolidated financial results and financial position. In addition, the impact of recent inflation on consumer confidence, which historically has been highly correlated with RV retail sales, and the impact of inflation on the availability of discretionary funds of our end consumers, combined with rapidly rising interest rates impacting both our independent dealers and the end consumer, has had a negative impact on demand for our products at both the wholesale and retail levels so far during fiscal 2023 and are expected to continue to impact the remainder of fiscal 2023. These risks to our business are more fully described in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

Recent Events

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022 was enacted in August 2022. Among other provisions, this statute provides for a 1% tax to be imposed on the fair market value of shares repurchased by issuers whose shares are traded on an established securities market, subject to certain exceptions. The tax applies to repurchases made after December 31, 2022, and the Company believes the excise tax on repurchases will not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Industry Outlook — North America

The Company monitors industry conditions in the North American RV market using a number of resources including its own historical performance tracking and our own internal forecast modeling. The Company also considers monthly wholesale shipment data as reported by the RV Industry Association (“RVIA”), which is typically issued on a one-month lag and represents manufacturers’ North American RV production and delivery to dealers, as well as RVIA’s forecasts which are typically published 3 to 4 times a year. In addition, we monitor monthly North American actual retail sales trends as reported by Stat Surveys, whose data is typically issued on a month-and-a-half lag. The Company believes that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production and net sales.

North American RV independent dealer inventory of our North American RV products as of January 31, 2023 increased 8.3% to approximately 121,300 units, compared to approximately 112,000 units as of January 31, 2022. As of January 31, 2023, we believe North American dealer inventory levels for most of our towable products are generally higher than the levels that dealers are comfortable stocking given the current retail sales levels and associated carrying costs. We believe dealer inventory levels for our motorized product lines are generally more closely aligned to dealer’s desired stocking levels as of the end of January 2023, although carrying costs and retail sales activity have been factors as the dealers determine their stocking level. We believe dealers will continue to closely evaluate the unit stocking levels that they will elect to carry in future periods, which may be less than historical stocking levels, due to a combination of factors such as retail activity, RV wholesale prices as well as interest rates and other carrying costs.

THOR’s North American RV backlog as of January 31, 2023 decreased $11,674,270, or 79.6%, to $3,001,115 compared to $14,675,385 as of January 31, 2022. The decrease in backlog is a result of the dealer stocking level assessments noted above.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year		Increase	%
	2022	2021	(Decrease)	Change
North American Towable Units	434,858	544,028	(109,170)	(20.1)
North American Motorized Units	58,410	56,212	2,198	3.9
Total	493,268	600,240	(106,972)	(17.8)

In February 2023, RVIA issued a revised forecast for calendar year 2023 wholesale unit shipments. Under the RVIA’s most likely scenario, towable and motorized unit shipments are projected to be approximately 282,000 units and 52,100 units, respectively, for an annual total of approximately 334,100 units, down 32.3% from the 2022 calendar year wholesale shipments. The RVIA’s most likely forecast for calendar year 2023 of 334,100 total units could range from a lower estimate of approximately 324,300 total units to an upper estimate of approximately 344,000 total units.

North American Industry Retail Statistics

We believe that retail demand is the key to the North American RV industry.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year		Increase	%
	2022	2021	(Decrease)	Change
North American Towable Units	397,442	514,369	(116,927)	(22.7)
North American Motorized Units	48,594	55,379	(6,785)	(12.3)
Total	446,036	569,748	(123,712)	(21.7)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

We believe that near-term wholesale demand from our independent dealers will be impacted by anticipated and actual retail demand, unit costs, interest rates and dealers’ desired inventory stocking levels, among other factors, and that near-term North American retail demand will also be influenced by a number of factors, including consumer confidence, the level of consumer spending on discretionary products, interest rates and the rate of inflation. We believe future retail demand over the longer term will exceed historical, pre-pandemic levels as consumers continue to value the perceived benefits offered by the RV lifestyle, which provides people with a personal space to maintain social distance in a safe manner, the ability to connect with loved ones and the potential to get away for short, frequent breaks or longer adventures. We believe that North American retail consumer demand had started to grow even before the COVID-19 pandemic due to an increasing interest in the RV lifestyle and the ability to connect with nature, and then accelerated with the onset of the pandemic, particularly in calendar 2021 and the first half of calendar 2022, which resulted in record retail sales during these periods. We believe the additional exposure to the RV lifestyle during this time will bring new and repeat retail buyers to the market over the longer term. We are also encouraged about the long-term demand given the continued robust web traffic to our websites and independent dealer websites, which in the past has been a positive indicator of future demand for our products.

Company North American Wholesale Statistics

The Company’s North American wholesale RV shipments, for the calendar years ended December 31, 2022 and 2021 to correspond to the North American industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year		Increase	%
	2022	2021	(Decrease)	Change
North American Towable Units	181,645	236,817	(55,172)	(23.3)
North American Motorized Units	29,643	28,718	925	3.2
Total	211,288	265,535	(54,247)	(20.4)

Company North American Retail Statistics

Retail statistics of the Company’s North American RV products, as reported by Stat Surveys, for the calendar years ended December 31, 2022 and 2021 to correspond to the North American industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year		Increase	%
	2022	2021	(Decrease)	Change
North American Towable Units	162,593	209,625	(47,032)	(22.4)
North American Motorized Units	23,491	26,215	(2,724)	(10.4)
Total	186,084	235,840	(49,756)	(21.1)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

North American Outlook

Historically, RV industry sales have been impacted by a number of economic conditions faced by our independent dealers, and ultimately retail consumers, such as the rate of unemployment, the rate of inflation, the level of consumer confidence, the disposable income of consumers, interest rates, credit availability, the health of the housing market, tax rates and fuel availability and prices. We believe these factors will continue to affect retail sales in fiscal 2023. In addition, due to inflationary pressures, higher interest rates and other factors, we believe that in fiscal 2023 our independent dealers will be reevaluating their desired stocking levels, which may result in lower than historical dealer inventory stocking levels on a unit basis. It is difficult to predict the extent of how any or all of these factors will impact the RV industry or our business in a particular future period, however, we currently believe the remaining quarters of fiscal 2023 in particular will continue to be negatively impacted by these factors, especially when compared to our strong fiscal 2022 and fiscal 2021 results. The COVID-19 pandemic caused a significant surge in demand for RVs beginning in earnest in fiscal 2021, which, when combined with the supply chain challenges resulting from the pandemic’s disruption of the North American economy, caused a significant increase in our revenues and backlog in calendar 2021. The first half of calendar 2022 saw continued robust wholesale demand as dealers restocked their inventories, in particular with towable products, and we were able to reduce our backlog as we filled outstanding orders. We believe the impact of the factors identified above contributed to the reduced consumer demand in calendar 2022, as reflected in the reduced new RV registrations, compared to the record registrations in calendar 2021.

Despite the near-term challenges, we remain optimistic about North American retail sales in the long term, as there are many factors driving product demand. Surveys conducted by THOR, RVIA and others show that Americans of all generations love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments and deeply connecting with family and friends. Based on the increasing value consumers place on these factors, we expect to see long-term growth in the North American RV industry. The recent multi-year growth in industry-wide RV sales has also resulted in exposing a much wider range of consumers to the lifestyle. We believe many of those who have been recently exposed to the industry for the first time will become future owners, and that those who became first-time owners since the pandemic will become long-term RVers, resulting in future repeat and upgrade sales opportunities. We also believe consumers are likely to continue altering their future vacation and travel plans, opting for fewer vacations via air travel, cruise ships and hotels, and preferring vacations that RVs are uniquely positioned to provide, allowing consumers the ability to explore or unwind, often close to home. In addition, we believe that the availability of camping and RV parking facilities will be an important factor in the future growth of the industry and view both the significant recent investments and the future committed investments by campground owners, states and the federal government in camping facilities and accessibility to state and federal parks and forests to be positive long-term factors.

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

While the North American RV industry has at times faced supply shortages or delivery delays of other, non-chassis, raw material components, these issues have moderated and our supply chain has been resilient enough to support our fiscal 2023 demand. If shortages of chassis or other component parts were to become more significant, or if other factors were to impact our suppliers' ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected. Where possible, we continue to work closely with our suppliers on various supply chain strategies to minimize any constraints, and we will continue to identify alternative suppliers where possible.

Industry Outlook — Europe

The Company monitors retail trends in the European RV market as reported by the European Caravan Federation (“ECF”), whose industry data is reported to the public quarterly and typically issued on a one-to-two-month lag. Additionally, on a monthly basis the Company receives OEM-specific reports from most of the individual member countries that make up the ECF. As these reports are coming directly from the ECF member countries, timing and content vary, but typically the reports are issued on a one-to-two-month lag as well. While most countries provide OEM-specific information, the United Kingdom, which made up 19.6% and 8.0% of the caravan and motorcaravan (including campervans) European market for the calendar year ended December 31, 2022, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

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

THOR’s European RV backlog as of January 31, 2023 increased $4,253, or 0.1%, to $3,055,738 compared to $3,051,485 as of January 31, 2022 including the decrease in the current foreign exchange rate compared to the prior year, but increased approximately 3.1% on a constant-currency basis.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Calendar Year		%	Calendar Year		%
	2022	2021	Change	2022	2021	Change
OEM Reporting Countries (1)	130,849	161,545	(19.0)	54,565	57,865	(5.7)
Non-OEM Reporting Countries (1)	16,649	19,895	(16.3)	16,327	20,960	(22.1)
Total	147,498	181,440	(18.7)	70,892	78,825	(10.1)

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

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Calendar Year		Increase	%
	2022	2021	(Decrease)	Change
Motorcaravan and Campervan	27,664	39,793	(12,129)	(30.5)
Caravan	10,075	10,329	(254)	(2.5)
Total OEM-Reporting Countries	37,739	50,122	(12,383)	(24.7)

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

European Outlook

Our European operations offer a full lineup of leisure vehicles including caravans and motorized products including urban vehicles, campervans and small-to-large motorcaravans. Our product offerings are not limited to vehicles only but also include accessories and services, including vehicle rentals. We address European retail customers through a sophisticated brand management approach based on consumer segmentation according to target group, core values and emotions. With the help of data-based and digital marketing, we intend to continue expanding our retail customer reach to new and younger consumer segments.

The impact of current macroeconomic factors on our business, including inflation and interest rates, supply chain constraints, environmental and sustainability regulations and geopolitical events, is uncertain. In addition, although its impact has lessened considerably, the extent to which the COVID-19 pandemic may impact our business in future periods remains uncertain and unpredictable. Our outlook for future European RV retail sales depends upon the various economic and regulatory conditions in the respective countries in which we sell our products, and on our ability to manage through supply chain issues that have, and will continue to, limit the level to which we can increase output of our motorized products in the near term. End-customer demand for RVs depends strongly on consumer confidence and availability of discretionary funds. Factors such as the rate of unemployment, the rate of inflation, private consumption and investments, disposable income of consumers, interest rates, the health of the housing market, tax rates and regulatory restrictions, and, more recently, travel safety considerations, all influence retail sales. Our long-term outlook for future European RV retail sales remains positive as more and more people discover RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

Prior to the pandemic, we and our independent European dealers marketed our European recreational vehicles through numerous RV fairs at the country and regional levels which occurred throughout the calendar year. These fairs have historically been well-attended events that allowed retail consumers the ability to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. Since the start of the pandemic, the protection of the health of our employees, customers and dealers has been our top priority. As a result, we cancelled our participation in most European trade fairs and major events in calendar 2021 and had limited participation in calendar 2022. We did, however, attend the Caravan Salon show in Dusseldorf in late August/early September 2022 and the CMT Stuttgart show in January 2023. We also anticipate participating in other major 2023 retail shows. The 2022 Caravan Salon show experienced near record attendance, demonstrating the high level of interest in the RV lifestyle despite the current macroeconomic uncertainties facing many consumers. In addition to our attendance at various strategic trade fairs going forward, we have and will continue to strengthen and expand our digital activities in order to reach high potential target groups, generate leads and steer customers directly to dealerships. With approximately 1,100 active independent dealers in Germany and throughout Europe with whom we do business, we believe our European brands have one of the strongest and most professionally structured dealer and service networks in Europe.

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

We continue to receive communications from our European chassis suppliers that due to a number of factors, including (1) supply constraints of key components that they require for the manufacturing of chassis, such as semiconductor chips and engines, (2) demand outpacing their production capacity, (3) lack of delivery driver availability once units are produced, (4) operational issues at certain OEMs, and (5) personnel shortages, their production and delivery of chassis will continue to be limited. Exacerbating this situation is the fact that certain of the chassis we have historically utilized in the production of certain of our higher volume products require a higher number of semiconductors compared to other chassis. Throughout fiscal 2022 and continuing into the second quarter of fiscal 2023, we experienced delays in the receipt of, and significant reductions in the volume of, chassis from our European chassis suppliers, limiting our ability to further increase production of our motorized products. We expect these ongoing challenges to persist throughout calendar year 2023 and, in particular, anticipate continued delays in the receipt of chassis in Europe as well as significantly fewer chassis to be received in calendar year 2023 compared to our planned production rates based on demand. As a result, these limitations in the availability of chassis will inhibit our ability to consistently maintain our planned production levels and will limit our ability to ramp up production and sales of certain products despite dealer demand for those products. Uncertainties related to changing emission standards may also impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

In Europe, we also continue to experience cost increases, supply shortages and delivery delays of other, non-chassis, raw material components which negatively impacted our ability to further ramp up production and sales in the current fiscal year, and which resulted in the continuation of an elevated level of work in process inventory on hand. We believe these shortages and delays will continue to result in production delays or adjusted production rates in the near term, which will limit our ability to ramp up production and sales to meet existing demand and will have a negative impact on our European operating results, as we balance our labor and overhead costs to rapidly changing production schedules.

Where possible, to minimize the future impact of these supply chain constraints, we have identified a second-source supplier base for certain component parts, however, the overall scope of supply chain constraints within Europe and the engineering requirements required with an alternate component part, particularly the chassis upon which our various units are built, has limited the impact of these alternative suppliers on reducing our near-term supply constraints.

In addition to material supply constraints, labor shortages may also impact our European operations. Currently, we are experiencing a shortage of available skilled workers due to near full employment rates in the European countries where we have manufacturing sites.

Three Months Ended January 31, 2023 Compared to the Three Months Ended January 31, 2022

NET SALES:	Three Months Ended January 31, 2023	Three Months Ended January 31, 2022	Change Amount	% Change
Recreational vehicles
North American Towables	$829,751	$1,985,088	$(1,155,337)	(58.2)
North American Motorized	738,583	976,806	(238,223)	(24.4)
Total North America	1,568,334	2,961,894	(1,393,560)	(47.0)
European	646,938	723,730	(76,792)	(10.6)
Total recreational vehicles	2,215,272	3,685,624	(1,470,352)	(39.9)
Other	164,859	294,146	(129,287)	(44.0)
Intercompany eliminations	(33,496)	(104,752)	71,256	68.0
Total	$2,346,635	$3,875,018	$(1,528,383)	(39.4)

# OF UNITS:
Recreational vehicles
North American Towables	19,934	56,244	(36,310)	(64.6)
North American Motorized	5,438	7,379	(1,941)	(26.3)
Total North America	25,372	63,623	(38,251)	(60.1)
European	12,588	14,861	(2,273)	(15.3)
Total	37,960	78,484	(40,524)	(51.6)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$52,863	6.4	$376,716	19.0	$(323,853)	(86.0)
North American Motorized	107,212	14.5	156,281	16.0	(49,069)	(31.4)
Total North America	160,075	10.2	532,997	18.0	(372,922)	(70.0)
European	91,430	14.1	90,129	12.5	1,301	1.4
Total recreational vehicles	251,505	11.4	623,126	16.9	(371,621)	(59.6)
Other, net	31,430	19.1	52,148	17.7	(20,718)	(39.7)
Total	$282,935	12.1	$675,274	17.4	$(392,339)	(58.1)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$53,955	6.5	$93,053	4.7	$(39,098)	(42.0)
North American Motorized	42,418	5.7	49,654	5.1	(7,236)	(14.6)
Total North America	96,373	6.1	142,707	4.8	(46,334)	(32.5)
European	64,981	10.0	63,064	8.7	1,917	3.0
Total recreational vehicles	161,354	7.3	205,771	5.6	(44,417)	(21.6)
Other	16,293	9.9	18,318	6.2	(2,025)	(11.1)
Corporate	31,096	—	43,361	—	(12,265)	(28.3)
Total	$208,743	8.9	$267,450	6.9	$(58,707)	(22.0)

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended January 31, 2023	% of Segment Net Sales	Three Months Ended January 31, 2022	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$(7,119)	(0.9)	$275,895	13.9	$(283,014)	(102.6)
North American Motorized	61,544	8.3	104,037	10.7	(42,493)	(40.8)
Total North America	54,425	3.5	379,932	12.8	(325,507)	(85.7)
European	12,015	1.9	9,665	1.3	2,350	24.3
Total recreational vehicles	66,440	3.0	389,597	10.6	(323,157)	(82.9)
Other, net	8,289	5.0	23,092	7.9	(14,803)	(64.1)
Corporate	(42,011)	—	(66,436)	—	24,425	36.8
Total	$32,718	1.4	$346,253	8.9	$(313,535)	(90.6)

ORDER BACKLOG:	As of January 31, 2023	As of January 31, 2022	Change Amount	% Change
Recreational vehicles
North American Towables	$1,152,991	$10,442,906	$(9,289,915)	(89.0)
North American Motorized	1,848,124	4,232,479	(2,384,355)	(56.3)
Total North America	3,001,115	14,675,385	(11,674,270)	(79.6)
European	3,055,738	3,051,485	4,253	0.1
Total	$6,056,853	$17,726,870	$(11,670,017)	(65.8)

CONSOLIDATED

Consolidated net sales for the three months ended January 31, 2023 decreased $1,528,383, or 39.4%, compared to the three months ended January 31, 2022. The decrease in consolidated net sales is primarily due to lower dealer and consumer demand in comparison to the prior-year period, primarily in the North American Towables segment. Approximately 27.6% of the Company’s consolidated net sales for the quarter ended January 31, 2023 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The decrease in consolidated net sales includes a decrease of $51,292 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for the three months ended January 31, 2023 decreased $392,339, or 58.1%, compared to the three months ended January 31, 2022. Consolidated gross profit was 12.1% of consolidated net sales for the three months ended January 31, 2023 and 17.4% for the three months ended January 31, 2022. The decreases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the decrease in consolidated net sales in the current-year period compared to the prior-year period.

Selling, general and administrative expenses for the three months ended January 31, 2023 decreased $58,707, or 22.0%, compared to the three months ended January 31, 2022, primarily due to the 39.4% decrease in consolidated net sales and a decrease in costs primarily related to expenses accrued in the prior-year period related to the ongoing investigation of the Company’s advertising practices in Germany as discussed in Note 15 to the Condensed Consolidated Financial Statements.

The $13,073 increase in other income (expense), net for the three months ended January 31, 2023 compared to the three months ended January 31, 2022, was primarily due to the favorable change of $12,199 in the fair value of the Company's deferred compensation plan assets due to market fluctuations.

The decrease of $313,535, or 90.6%, in income before income taxes for the three months ended January 31, 2023 as compared to the three months ended January 31, 2022 was primarily driven by the decrease in consolidated net sales and the decrease in the consolidated gross profit percentage noted above.

The overall effective income tax rate for the three months ended January 31, 2023 was 21.1% compared with 23.3% for the three months ended January 31, 2022. The primary reason for the decrease relates to the jurisdictional mix of pre-tax income between the comparable periods.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

The $12,265 decrease in Corporate costs included in consolidated selling, general and administrative expense for the three months ended January 31, 2023 compared to the three months ended January 31, 2022 primarily relates to expenses accrued in the prior-year period related to the ongoing investigation of the Company’s advertising practices in Germany as discussed in Note 15 to the Condensed Consolidated Financial Statements. This decrease also includes a decrease in incentive compensation of $2,687 due to the decrease in income before income taxes compared to the prior-year period. In addition, costs recorded at Corporate related to our standby repurchase obligations decreased by $2,200 due to a smaller increase in dealer inventory levels in the current-year period as compared to the increase in dealer inventory levels in the prior-year period. These decreases were partially offset by an increase in deferred compensation expense of $11,982 due to market value fluctuations between the two periods.

The $12,160 decrease in net expense in Corporate interest and other income and expense for the three months ended January 31, 2023 compared to the three months ended January 31, 2022 is primarily due to the favorable change of $12,199 in the fair value of the Company's deferred compensation plan assets due to market fluctuations between the two periods.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2023 compared to the three months ended January 31, 2022:

	Three Months Ended January 31, 2023	% of Segment Net Sales	Three Months Ended January 31, 2022	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers	$527,829	63.6	$1,250,579	63.0	$(722,750)	(57.8)
Fifth Wheels	301,922	36.4	734,509	37.0	(432,587)	(58.9)
Total North American Towables	$829,751	100.0	$1,985,088	100.0	$(1,155,337)	(58.2)

	Three Months Ended January 31, 2023	% of Segment Shipments	Three Months Ended January 31, 2022	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers	15,494	77.7	45,337	80.6	(29,843)	(65.8)
Fifth Wheels	4,440	22.3	10,907	19.4	(6,467)	(59.3)
Total North American Towables	19,934	100.0	56,244	100.0	(36,310)	(64.6)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers						8.0
Fifth Wheels						0.4
Total North American Towables						6.4

The decrease in total North American towables net sales of 58.2% compared to the prior-year quarter resulted from a 64.6% decrease in unit shipments and a 6.4% increase in the overall net price per unit due to the impact of changes in price and product mix, including net selling price increases to help offset higher material costs. The decrease in unit shipments is primarily due to a softening in current dealer and consumer demand in comparison with the unusually strong second quarter demand in the prior-year quarter, which included independent dealers restocking their lot inventory levels. According to statistics published by RVIA, for the three months ended January 31, 2023, combined North American travel trailer and fifth wheel wholesale unit shipments decreased 59.1% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended December 31, 2022 and 2021, our North American market share for travel trailers and fifth wheels combined was 41.2% and 40.4%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within the travel trailer product line of 8.0% is primarily due to product mix changes compared to the prior year period, as well as the impact of net selling price increases to offset higher material costs. The increase in the overall net price per unit within the fifth wheel product line of 0.4% was primarily due to the impact of net selling price increases, partially offset by higher discounting levels.

North American towables cost of products sold decreased $831,484 to $776,888, or 93.6% of North American towables net sales, for the three months ended January 31, 2023 compared to $1,608,372, or 81.0% of North American towables net sales, for the three months ended January 31, 2022. The changes in material, labor, freight-out and warranty costs comprised $807,342 of the $831,484 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales increased to 83.5% for the three months ended January 31, 2023 compared to 75.6% for the three months ended January 31, 2022, primarily as a result of an increase in the material cost percentage compared to the prior-year period, primarily due to increased sales discounts, which effectively decrease net selling prices and correspondingly increase the material cost percentage. The warranty cost percentage also increased. Total manufacturing overhead decreased $24,142 in correlation with the decrease in sales, but increased as a percentage of North American towables net sales from 5.4% to 10.1% as the significantly decreased net sales levels resulted in higher overhead costs per unit sold.

The decrease in North American towables gross profit of $323,853 for the three months ended January 31, 2023 compared to the three months ended January 31, 2022 was driven primarily by the decrease in net sales and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease in North American towables selling, general and administrative expenses of $39,098 for the three months ended January 31, 2023 compared to the three months ended January 31, 2022 includes the impact of the decrease in North American towables net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $48,984. This decrease was partially offset by an increase in settlement costs due to a favorable adjustment in the prior-year period on a product recall and an increase of $1,380 in sales-related travel, advertising and promotions costs, as certain dealer shows attended in the current-year period were canceled in the prior-year period due to COVID-19 concerns. The increase in the overall selling, general and administrative expense as a percentage of North American towable net sales is primarily due to the decrease in net sales.

The decrease in North American towables income before income taxes to a loss before income taxes of $7,119, or 0.9% of North American towables net sales for the three months ended January 31, 2023 compared to income before income taxes of $275,895 for the three months ended January 31, 2022 was primarily attributable to the decrease in North American towables net sales, and the primary reasons for the decrease in percentage were the increases in both the cost of products sold and selling, general and administrative expense percentages noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2023 compared to the three months ended January 31, 2022:

	Three Months Ended January 31, 2023	% of Segment Net Sales	Three Months Ended January 31, 2022	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$244,128	33.1	$429,894	44.0	$(185,766)	(43.2)
Class C	334,911	45.3	361,565	37.0	(26,654)	(7.4)
Class B	159,544	21.6	185,347	19.0	(25,803)	(13.9)
Total North American Motorized	$738,583	100.0	$976,806	100.0	$(238,223)	(24.4)

	Three Months Ended January 31, 2023	% of Segment Shipments	Three Months Ended January 31, 2022	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	1,194	22.0	2,062	27.9	(868)	(42.1)
Class C	2,935	54.0	3,492	47.3	(557)	(16.0)
Class B	1,309	24.0	1,825	24.8	(516)	(28.3)
Total North American Motorized	5,438	100.0	7,379	100.0	(1,941)	(26.3)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						(1.1)
Class C						8.6
Class B						14.4
Total North American Motorized						1.9

The decrease in total North American motorized net sales of 24.4% compared to the prior-year quarter resulted from a 26.3% decrease in unit shipments and a 1.9% increase in the overall net price per unit due to the impact of changes in product price and mix, including net selling price increases to help offset higher material and other input costs. According to statistics published by RVIA, for the three months ended January 31, 2023, combined North American motorhome wholesale unit shipments decreased 13.8% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended December 31, 2022 and 2021, our North American market share for motorhomes was 47.1% and 47.2%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The decrease in the overall net price per unit within the Class A product line of 1.1% was primarily due to a higher concentration of sales of the more moderately-priced gas Class A products in the current-year period. The increase in the overall net price per unit within the Class C product line of 8.6% was primarily due to net selling price increases since the prior-year period to offset higher material and other input costs as well as product mix changes. The increase in the overall net price per unit within the Class B product line of 14.4% is primarily due to net selling price increases since the prior-year period and a higher concentration of sales of higher-priced Class B products in the current-year period.

North American motorized cost of products sold decreased $189,154 to $631,371, or 85.5% of North American motorized net sales, for the three months ended January 31, 2023 compared to $820,525, or 84.0% of North American motorized net sales, for the three months ended January 31, 2022. The changes in material, labor, freight-out and warranty costs comprised $186,357 of the $189,154 decrease primarily due to the decreased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American motorized net sales increased slightly to 79.1% for the three months ended January 31, 2023 compared to 78.9% for the three months ended January 31, 2022, with the increase primarily due to an increase in the warranty cost percentage, mostly offset by an improvement in the material cost percentage due to net selling price increases to cover material cost increases. Total manufacturing overhead decreased $2,797 in correlation with the net sales decrease, but increased as a percentage of North American motorized net sales from 5.1% to 6.4% as the decrease in net sales levels resulted in higher overhead costs per unit sold.

The decrease in North American motorized gross profit of $49,069 for the three months ended January 31, 2023 compared to the three months ended January 31, 2022 was driven by the decrease in net sales, and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease in North American motorized selling, general and administrative expenses of $7,236 for the three months ended January 31, 2023 compared to the three months ended January 31, 2022 was primarily due to the decrease in North American motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $11,526. This decrease was partially offset by increases in professional fees and related settlement and repurchase costs of $3,358. The increase in the overall selling, general and administrative expense as a percentage of North American motorized net sales is primarily due to the decrease in net sales.

The decrease in North American motorized income before income taxes of $42,493 for the three months ended January 31, 2023 compared to the three months ended January 31, 2022 was the decrease in North American motorized net sales, and the primary reasons for the decrease in percentage were the increases in both the cost of products sold and selling, general and administrative expense percentages noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2023 compared to the three months ended January 31, 2022:

	Three Months Ended January 31, 2023	% of Segment Net Sales	Three Months Ended January 31, 2022	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$267,782	41.4	$350,861	48.5	$(83,079)	(23.7)
Campervan	227,136	35.1	192,838	26.6	34,298	17.8
Caravan	94,494	14.6	91,153	12.6	3,341	3.7
Other	57,526	8.9	88,878	12.3	(31,352)	(35.3)
Total European	$646,938	100.0	$723,730	100.0	$(76,792)	(10.6)

	Three Months Ended January 31, 2023	% of Segment Shipments	Three Months Ended January 31, 2022	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	3,632	28.9	5,982	40.3	(2,350)	(39.3)
Campervan	4,826	38.3	4,774	32.1	52	1.1
Caravan	4,130	32.8	4,105	27.6	25	0.6
Total European	12,588	100.0	14,861	100.0	(2,273)	(15.3)

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change

European
Motorcaravan	(7.1)	22.7	15.6
Campervan	(7.1)	23.8	16.7
Caravan	(7.1)	10.2	3.1
Total European	(7.1)	11.8	4.7

The decrease in total European recreational vehicle net sales of 10.6% compared to the prior-year quarter resulted from a 15.3% decrease in unit shipments and a 4.7% increase in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. The decrease in European recreational vehicle sales of $76,792 includes a decrease of $51,292, or 7.1% of the 10.6% decrease, due to the decrease in foreign exchange rates since the prior-year period. The remaining sales decrease was driven by product mix changes, as continuing chassis supply constraints and other component part shortages limiting motorized production and sales resulted in a higher concentration of sales of the lower-priced caravans compared to the prior-year period.

The overall net price per unit increase of 4.7% includes a 7.1% decrease due to the impact of foreign currency exchange rate changes and an 11.8% increase due to the impact of product mix and price.

The constant-currency increases in the overall net price per unit within the Motorcaravan product line of 22.7% and the Campervan product line of 23.8% were primarily due to the impact of selling price increases and product mix changes, while the increase within the Caravan product line of 10.2% was primarily due to the impact of selling price increases.

European recreational vehicle cost of products sold decreased $78,093 to $555,508, or 85.9% of European recreational vehicle net sales, for the three months ended January 31, 2023 compared to $633,601, or 87.5% of European recreational vehicle net sales, for the three months ended January 31, 2022. The changes in material, labor, freight-out and warranty costs comprised $75,035 of the $78,093 decrease primarily due to the decreased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales decreased to 74.8% for the three months ended January 31, 2023 compared to 77.1% for the three months ended January 31, 2022, with the decrease primarily due to a decrease in the material cost percentage due to net selling price increases and product mix changes. The labor and warranty cost percentages also both improved. Total manufacturing overhead decreased $3,058 with the decrease in net sales, but increased as a percentage of European recreational vehicle net sales from 10.4% to 11.1% primarily due to the sales reduction resulting in increased overhead costs per unit sold.

European recreational vehicle gross profit increased $1,301 for the three months ended January 31, 2023 compared to the three months ended January 31, 2022 primarily due to the decrease in the cost of products sold percentage noted above.

European recreational vehicle selling, general and administrative expenses increased $1,917 for the three months ended January 31, 2023 compared to the three months ended January 31, 2022 primarily due to increased advertising and promotion costs, as participation in most European trade fairs in the prior-year period was cancelled due to the COVID-19 pandemic but resumed in the current-year period. The increase in the overall selling, general and administrative expense as a percentage of European recreational vehicle net sales is primarily due to the decrease in net sales and the increase in advertising and promotion costs noted above.

European recreational vehicle income before income taxes was $12,015, or approximately 1.9% of European recreational vehicle net sales, for the three months ended January 31, 2023 compared to income before income taxes of $9,665, or 1.3% of European recreational vehicle net sales, for the three months ended January 31, 2022. The primary reason for the increase in income before income taxes in spite of the decrease in European recreational vehicle net sales was the improvement in the costs of products sold percentage noted above, partially offset by the increase in the selling, general and administrative expense percentage noted above.

Six Months Ended January 31, 2023 Compared to the Six Months Ended January 31, 2022

NET SALES:	Six Months Ended January 31, 2023	Six Months Ended January 31, 2022	Change Amount	% Change
Recreational vehicles
North American Towables	$2,147,557	$4,225,922	$(2,078,365)	(49.2)
North American Motorized	1,862,102	1,901,834	(39,732)	(2.1)
Total North America	4,009,659	6,127,756	(2,118,097)	(34.6)
European	1,151,240	1,356,727	(205,487)	(15.1)
Total recreational vehicles	5,160,899	7,484,483	(2,323,584)	(31.0)
Other	397,507	551,976	(154,469)	(28.0)
Intercompany eliminations	(103,687)	(203,217)	99,530	49.0
Total	$5,454,719	$7,833,242	$(2,378,523)	(30.4)

# OF UNITS:
Recreational vehicles
North American Towables	52,225	124,681	(72,456)	(58.1)
North American Motorized	13,588	14,716	(1,128)	(7.7)
Total North America	65,813	139,397	(73,584)	(52.8)
European	22,538	27,188	(4,650)	(17.1)
Total	88,351	166,585	(78,234)	(47.0)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$248,729	11.6	$785,255	18.6	$(536,526)	(68.3)
North American Motorized	292,947	15.7	296,002	15.6	(3,055)	(1.0)
Total North America	541,676	13.5	1,081,257	17.6	(539,581)	(49.9)
European	160,295	13.9	157,573	11.6	2,722	1.7
Total recreational vehicles	701,971	13.6	1,238,830	16.6	(536,859)	(43.3)
Other, net	67,440	17.0	91,868	16.6	(24,428)	(26.6)
Total	$769,411	14.1	$1,330,698	17.0	$(561,287)	(42.2)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$132,001	6.1	$226,865	5.4	$(94,864)	(41.8)
North American Motorized	100,595	5.4	97,735	5.1	2,860	2.9
Total North America	232,596	5.8	324,600	5.3	(92,004)	(28.3)
European	127,877	11.1	130,580	9.6	(2,703)	(2.1)
Total recreational vehicles	360,473	7.0	455,180	6.1	(94,707)	(20.8)
Other	35,375	8.9	33,445	6.1	1,930	5.8
Corporate	54,519	—	74,708	—	(20,189)	(27.0)
Total	$450,367	8.3	$563,333	7.2	$(112,966)	(20.1)

INCOME (LOSS) BEFORE INCOME TAXES:	Six Months Ended January 31, 2023	% of Segment Net Sales	Six Months Ended January 31, 2022	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$103,888	4.8	$542,177	12.8	$(438,289)	(80.8)
North American Motorized	185,977	10.0	192,935	10.1	(6,958)	(3.6)
Total North America	289,865	7.2	735,112	12.0	(445,247)	(60.6)
European	5,547	0.5	(8,311)	(0.6)	13,858	166.7
Total recreational vehicles	295,412	5.7	726,801	9.7	(431,389)	(59.4)
Other, net	13,034	3.3	46,621	8.4	(33,587)	(72.0)
Corporate	(96,457)	—	(114,327)	—	17,870	15.6
Total	$211,989	3.9	$659,095	8.4	$(447,106)	(67.8)

CONSOLIDATED

Consolidated net sales for the six months ended January 31, 2023 decreased $2,378,523, or 30.4%, compared to the six months ended January 31, 2022. The decrease in consolidated net sales is primarily due to lower current dealer and consumer demand in comparison to record demand in the prior-year period. Approximately 21.1% of the Company’s net sales for the six months ended January 31, 2023 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The decrease in consolidated net sales includes a decrease of $142,455 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative periods.

Consolidated gross profit for the six months ended January 31, 2023 decreased $561,287 compared to the six months ended January 31, 2022. Consolidated gross profit was 14.1% of consolidated net sales for the six months ended January 31, 2023 and 17.0% for the six months ended January 31, 2022. The decreases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the decrease in consolidated net sales in the current-year period compared to the prior-year period.

Selling, general and administrative expenses for the six months ended January 31, 2023 decreased $112,966, or 20.1%, compared to the six months ended January 31, 2022, primarily due to the 30.4% decrease in consolidated net sales and a decrease in net costs related to the ongoing investigation of the Company’s advertising practices in Germany and a product recall as discussed in Note 15 to the Condensed Consolidated Financial Statements.

The decrease of $447,106, or 67.8% decrease in income before income taxes for the six months ended January 31, 2023 compared to the six months ended January 31, 2022, was primarily driven by the decrease in consolidated net sales and the decrease in the consolidated gross profit percentage noted above.

The overall effective income tax rate for the six months ended January 31, 2023 was 23.0% compared with 22.6% for the six months ended January 31, 2022. The primary reason for the increase relates to the unfavorable change in the impact from the vesting of share-based compensation awards between the comparable periods.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

The $20,189 decrease in Corporate costs included in selling, general and administrative expenses for the six months ended January 31, 2023 compared to the six months ended January 31, 2022, primarily related to expenses accrued in the prior-year period related to the ongoing investigation of the Company’s advertising practices in Germany as discussed in Note 15 to the Condensed Consolidated Financial Statements. This decrease also includes a decrease in incentive compensation of $3,351 due to the decrease in income before income taxes compared to the prior-year period, and a decrease of $3,200 in costs recorded at Corporate related to our standby repurchase obligations due to a smaller increase in dealer inventory levels in the current-year period as compared to the increase in dealer inventory levels in the prior-year period. These decreases were partially offset by a stock-based compensation expense increase of $3,863, and deferred compensation increased $2,997 due to market fluctuations between the two periods.

The $2,319 increase in net expense in Corporate interest and other income and expense for the six months ended January 31, 2023 compared to the six months ended January 31, 2022 was primarily due to an increase in interest expense and fees of $6,088 on our debt primarily due to higher interest rates compared to the prior-year period. This increase was partially offset by the favorable change of $3,210 in the fair value of the Company's deferred compensation plan assets due to market fluctuations between the two periods.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2023 compared to the six months ended January 31, 2022:

	Six Months Ended January 31, 2023	% of Segment Net Sales	Six Months Ended January 31, 2022	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers	$1,350,698	62.9	$2,660,203	62.9	$(1,309,505)	(49.2)
Fifth Wheels	796,859	37.1	1,565,719	37.1	(768,860)	(49.1)
Total North American Towables	$2,147,557	100.0	$4,225,922	100.0	$(2,078,365)	(49.2)

	Six Months Ended January 31, 2023	% of Segment Shipments	Six Months Ended January 31, 2022	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers	40,849	78.2	100,236	80.4	(59,387)	(59.2)
Fifth Wheels	11,376	21.8	24,445	19.6	(13,069)	(53.5)
Total North American Towables	52,225	100.0	124,681	100.0	(72,456)	(58.1)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers						10.0
Fifth Wheels						4.4
Total North American Towables						8.9

The decrease in total North American towables net sales of 49.2% compared to the prior-year period resulted from a 58.1% decrease in unit shipments and a 8.9% increase in the overall net price per unit due to the impact of changes in price and product mix, including net selling price increases to help offset higher material costs. The decrease in unit shipments is primarily due to a softening in dealer and consumer demand in comparison with the record demand in the prior-year period, which included independent dealers restocking their inventory unit stock levels. According to statistics published by RVIA, for the six months ended January 31, 2023, combined North American travel trailer and fifth wheel wholesale unit shipments decreased 53.7% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the six-month periods ended December 31, 2022 and 2021, our North American market share for travel trailers and fifth wheels combined was 42.1% and 41.6%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within both the travel trailer product line of 10.0% and the fifth wheel product line of 4.4% were primarily due to the impact of net selling price increases, primarily to offset higher material costs, and product mix changes compared to the prior-year period.

North American towables cost of products sold decreased $1,541,839 to $1,898,828, or 88.4% of North American towables net sales, for the six months ended January 31, 2023 compared to $3,440,667, or 81.4% of North American towables net sales, for the six months ended January 31, 2022. The changes in material, labor, freight-out and warranty costs comprised $1,485,529 of the $1,541,839 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales increased to 80.7% for the six months ended January 31, 2023 compared to 76.2% for the six months ended January 31, 2022, primarily as a result of an increase in the material cost percentage compared to the prior-year period due to increased sales discounts, which effectively decrease net selling prices and correspondingly increase the material cost percentage, as well as higher material costs since the prior-year period. The warranty cost percentage also increased. Total manufacturing overhead decreased $56,310 in correlation with the decrease in sales, but increased as a percentage of North American towables net sales from 5.2% to 7.7%, as the decreased net sales levels resulted in higher overhead costs per unit sold.

The decrease of $536,526 in North American towables gross profit for the six months ended January 31, 2023 compared to the six months ended January 31, 2022 was driven by the decrease in net sales and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease of $94,864 in North American towables selling, general and administrative expenses for the six months ended January 31, 2023 compared to the six months ended January 31, 2022 includes the impact of the decrease in North American towables net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $88,901. The remaining decrease is primarily due to a decrease in settlement costs related to a product recall related to certain purchased parts utilized in certain of our North American towable products, as discussed in Note 15 to the Condensed Consolidated Financial Statements. These decreases were partially offset by an increase of $6,795 in sales-related travel, advertising and promotions costs, as certain dealer shows attended in the current-year period were canceled in the prior-year period due to COVID-19 concerns. The increase in the overall selling, general and administrative expense as a percentage of North American towables net sales is primarily due to the decrease in net sales.

The decrease of $438,289 in North American towables income before income taxes for the six months ended January 31, 2023 compared to the six months ended January 31, 2022 was primarily due to the decrease in North American towables net sales, and the primary reason for the decrease in percentage was the increase in the cost of products sold percentage noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2023 compared to the six months ended January 31, 2022:

	Six Months Ended January 31, 2023	% of Segment Net Sales	Six Months Ended January 31, 2022	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$648,706	34.8	$839,393	44.1	$(190,687)	(22.7)
Class C	825,698	44.3	721,571	37.9	104,127	14.4
Class B	387,698	20.9	340,870	18.0	46,828	13.7
Total North American Motorized	$1,862,102	100.0	$1,901,834	100.0	$(39,732)	(2.1)

	Six Months Ended January 31, 2023	% of Segment Shipments	Six Months Ended January 31, 2022	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	3,120	23.0	4,226	28.7	(1,106)	(26.2)
Class C	7,281	53.6	7,137	48.5	144	2.0
Class B	3,187	23.4	3,353	22.8	(166)	(5.0)
Total North American Motorized	13,588	100.0	14,716	100.0	(1,128)	(7.7)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						3.5
Class C						12.4
Class B						18.7
Total North American Motorized						5.6

The decrease in total North American motorized net sales of 2.1% compared to the prior-year period resulted from a 7.7% decrease in unit shipments due to softening dealer and consumer demand, and a 5.6% increase in the overall net price per unit due to the impact of changes in product price and mix, including net selling price increases to help offset higher material and other input costs. According to statistics published by RVIA, for the six months ended January 31, 2023, combined North American motorhome wholesale unit shipments increased 0.4% compared to the same period last year. According to statistics published by Stat Surveys, for the six-month periods ended December 31, 2022 and 2021, our North American market share for motorhomes was 47.1% and 47.4%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 3.5% was primarily due to net selling price increases since the prior-year quarter to offset known and anticipated material and other input cost increases, partially offset by a higher concentration of sales of the more moderately-priced gas Class A products in the current-year period. The increase in the overall net price per unit within the Class C product line of 12.4% was primarily due to net selling price increases since the prior-year period to offset higher material and other input costs as well as product mix changes. The increase in the overall net price per unit within the Class B product line of 18.7% was primarily due to net selling price increases since the prior-year period, and a higher concentration of sales of higher-priced Class B products in the current-year period.

North American motorized cost of products sold decreased $36,677 to $1,569,155, or 84.3% of North American motorized net sales, for the six months ended January 31, 2023 compared to $1,605,832, or 84.4% of North American motorized net sales, for the six months ended January 31, 2022. The changes in material, labor, freight-out and warranty costs comprised $40,794 of the $36,677 decrease due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American motorized net sales decreased to 78.8% for the six months ended January 31, 2023 compared to 79.2% for the six months ended January 31, 2022, with the decrease primarily due to a decrease in the material cost percentage, partially offset by an increase in the warranty cost percentage. The improvement in the material cost percentage is primarily due to net selling price increases to cover known and anticipated material cost increases. Total manufacturing overhead increased $4,117 with slight increases in employee costs and depreciation, but increased as a percentage of North American motorized net sales from 5.2% to 5.5% as the decrease in net sales levels resulted in slightly higher overhead costs per unit sold.

The decrease of $3,055 in North American motorized gross profit for the six months ended January 31, 2023 compared to the six months ended January 31, 2022 was driven by the slight decrease in net sales, while the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

The increase of $2,860 in North American motorized selling, general and administrative expenses for the six months ended January 31, 2023 compared to the six months ended January 31, 2022 includes an increase in sales-related travel, advertising and promotional costs of $2,002, as certain dealer shows attended in the current-year period were canceled in the prior-year period due to COVID-19 concerns, and an increase in professional fees and related settlement and RV repurchase costs of $3,878. These increases were mostly offset by the decreases in North American motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $4,063.

The decrease of $6,958 in North American motorized income before income taxes for the six months ended January 31, 2023 compared to the six months ended January 31, 2022 was primarily due to the decrease in North American motorized net sales.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2023 compared to the six months ended January 31, 2022:

	Six Months Ended January 31, 2023	% of Segment Net Sales	Six Months Ended January 31, 2022	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$507,567	44.1	$667,125	49.2	$(159,558)	(23.9)
Campervan	366,302	31.8	370,621	27.3	(4,319)	(1.2)
Caravan	156,109	13.6	151,833	11.2	4,276	2.8
Other	121,262	10.5	167,148	12.3	(45,886)	(27.5)
Total European	$1,151,240	100.0	$1,356,727	100.0	$(205,487)	(15.1)

	Six Months Ended January 31, 2023	% of Segment Shipments	Six Months Ended January 31, 2022	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	7,184	31.9	11,062	40.7	(3,878)	(35.1)
Campervan	8,159	36.2	9,178	33.8	(1,019)	(11.1)
Caravan	7,195	31.9	6,948	25.5	247	3.6
Total European	22,538	100.0	27,188	100.0	(4,650)	(17.1)

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change

European
Motorcaravan	(10.5)	21.7	11.2
Campervan	(10.5)	20.4	9.9
Caravan	(10.5)	9.7	(0.8)
Total European	(10.5)	12.5	2.0

The decrease in total European recreational vehicle net sales of 15.1% compared to the prior-year period resulted from a 17.1% decrease in unit shipments and a 2.0% increase in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. The decrease in European recreational vehicle net sales of $205,487 includes a decrease of $142,455, or 10.5% of the 15.1% decrease, due to the decrease in foreign exchange rates since the prior-year period. The remaining net sales decrease was driven by product mix changes, as continuing chassis supply constraints and other component part shortages limiting motorized production and sales resulted in a higher concentration of sales of the lower-priced caravans compared to the prior-year period.

The overall net price per unit increase of 2.0% includes a 10.5% decrease due to the impact of foreign currency exchange rate changes and a 12.5% increase due to the impact of product mix and price.

The constant-currency increases in the overall net price per unit within the Motorcaravan product line of 21.7% and the Campervan product line of 20.4% were primarily due to the impact of selling price increases and product mix changes. The increase in the overall net price per unit due to product mix and price within the Caravan product line of 9.7% was primarily due to the impact of selling price increases.

European recreational vehicle cost of products sold decreased $208,209 to $990,945, or 86.1% of European recreational vehicle net sales, for the six months ended January 31, 2023 compared to $1,199,154, or 88.4% of European recreational vehicle net sales, for the six months ended January 31, 2022. The changes in material, labor, freight-out and warranty costs comprised $195,593 of the $208,209 decrease primarily due to the decreased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales decreased to 74.6% for the six months ended January 31, 2023 compared to 77.8% for the six months ended January 31, 2022, with the decrease primarily due to a decrease in the material cost percentage due to net selling price increases and product mix changes. The labor and warranty cost percentages also both improved. Total manufacturing overhead decreased $12,616 with the decrease in net sales, but increased as a percentage of European recreational vehicle net sales from 10.6% to 11.5% primarily due to the net sales reduction resulting in increased overhead costs per unit sold.

The increase of $2,722 in European recreational vehicle gross profit for the six months ended January 31, 2023 compared to the six months ended January 31, 2022 was due to the decrease in the cost of products sold percentage noted above.

The $2,703 decrease in European recreational vehicle selling, general and administrative expenses for the six months ended January 31, 2023 compared to the six months ended January 31, 2022 was due to the reduction in foreign exchange rates since the prior-year period, which more than offset the increase in selling, general and administrative expenses on a constant-currency basis. This constant-currency increase was primarily due to increased advertising and promotion costs, as participation in most European trade fairs in the prior-year period was cancelled due to the COVID-19 pandemic but resumed in the current-year period. The increase in the overall selling, general and administrative expense as a percentage of European recreational vehicle net sales is primarily due to the decrease in net sales and the increase in advertising and promotion costs noted above.

The primary reason for the $13,858 increase in European recreational vehicle income before income taxes, in spite of the decrease in European recreational vehicle net sales, was the improvement in the costs of products sold percentage noted above. The increase in the net income before income taxes percentage to net sales was primarily due to the improvement in the costs of products sold percentage noted above, partially offset by the increase in the selling general and administrative expense percentage noted above. Amortization expense was also 0.4% lower as a percentage of sales in the current year compared to the prior-year period.

Financial Condition and Liquidity

As of January 31, 2023, we had $281,556 in cash and cash equivalents, of which $214,381 was held in the U.S. and the equivalent of $67,175, predominantly in Euros, was held in Europe, compared to $311,553 on July 31, 2022, of which $256,492 was held in the U.S. and the equivalent of $55,061, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of this $29,997 decrease in cash and cash equivalents are described in more detail below.

Net working capital at January 31, 2023 was $1,396,538 compared to $1,306,563 at July 31, 2022. Capital expenditures of $100,985 for the six months ended January 31, 2023 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. In addition, the unused availability under our revolving asset-based credit facility is generally available to the Company for general operating purposes, and approximated $915,000 at January 31, 2023. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

Our priorities for the use of current and future available cash generated from operations remain consistent with our history, and include reducing our indebtedness, maintaining and, over time, growing our dividend payments and funding our growth, both organically and opportunistically, through acquisitions. We may also consider strategic and opportunistic repurchases of shares of THOR stock under the share repurchase authorizations as discussed in Note 17 to the Condensed Consolidated Financial Statements, and special dividends based upon market and business conditions and excess cash availability, subject to potential customary limits and restrictions pursuant to our credit facilities, applicable legal limitations and determination by the Company's Board of Directors ("Board"). We believe our on-hand cash and cash equivalents and funds generated from operations will be sufficient to fund expected cash dividend payments and share repurchases for the foreseeable future.

Subsequent to January 31, 2023, we made principal payments of $15,000 on our asset-based credit facility and $15,000 on our U.S. term loan. The asset-based credit facility and U.S. term loan are discussed in more detail in Note 13 to the Condensed Consolidated Financial Statements.

We anticipate capital expenditures during the remainder of fiscal 2023 for the Company ranging from approximately $100,000 to $120,000, primarily for certain building projects and certain automation projects, as well as replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business. We anticipate approximately two-thirds of the anticipated capital expenditures will be in North America and one-third in Europe, and that these expenditures will be funded by cash provided by our operating activities.

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

Operating Activities

Net cash provided by operating activities for the six months ended January 31, 2023 was $185,321 as compared to net cash provided by operating activities of $298,052 for the six months ended January 31, 2022.

For the six months ended January 31, 2023, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $314,016 of operating cash. The change in net working capital resulted in the use of $128,695 of operating cash during that period, primarily due to an increase in chassis inventory to support the motorized sales and production and as North American chassis suppliers got caught up delivering their order backlog, as the cash impact of the reductions in accounts receivable, accounts payable and accrued liabilities due to the net sales and production decreases mostly offset each other.

For the six months ended January 31, 2022, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $657,224 of operating cash. The change in working capital resulted in the use of $359,172 of operating cash during that period, primarily due to an increase in inventory, as production levels increased due to continued heightened consumer demand, and ongoing supply constraints caused work in process and other inventory categories to increase. In addition, there was a seasonal increase in accounts receivable. These increases were partially offset by an increase in accounts payable primarily related to the inventory growth, and an increase in accrued liabilities, primarily due to tax provisions exceeding tax payments during the six months ended January 31, 2022.

Investing Activities

Net cash used in investing activities for the six months ended January 31, 2023 was $113,748, primarily due to capital expenditures of $100,985.

Net cash used in investing activities for the six months ended January 31, 2022 was $898,970, primarily due to $781,818 used in business acquisitions, primarily for the Airxcel acquisition discussed in Note 2 to the Condensed Consolidated Financial Statements, and capital expenditures of $117,804.

Financing Activities

Net cash used in financing activities for the six months ended January 31, 2023 was $101,742, including payments of $15,000 on the asset-based credit facility and $12,355 on the term-loan credit facilities, in addition to treasury share repurchases of $25,407. Regular quarterly dividend payments of $0.45 per share for each of the first two quarters of fiscal 2023 were also made totaling $48,165.

Net cash provided by financing activities for the six months ended January 31, 2022 was $490,760, consisting primarily of borrowings of $660,088 on the revolving asset-based credit facilities, which included $625,000 borrowed in connection with the acquisition of Airxcel and $35,088 for temporary working capital needs, in addition to $500,000 in proceeds from the issuance of Senior Unsecured Notes in October 2021, which were then used as part of the $534,035 in payments on the ABL facility. In addition, regular quarterly dividend payments of $0.43 per share or each of the first two quarters of fiscal 2022 were made totaling $47,833, and $58,331 was spent on treasury share repurchases.

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

The Company also holds $551,650 of debt denominated in Euros at January 31, 2023. A hypothetical 10% change in the Euro/U.S. Dollar exchange rate would change our January 31, 2023 debt balance by approximately $55,165.

INTEREST RATE RISK – The Company uses pay-fixed, receive-floating interest rate swaps to convert a portion of the Company’s long-term debt from floating to fixed-rate debt. As of January 31, 2023, the Company has $165,263 as notional amounts hedged in relation to the floating-to-fixed interest rate swap. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Based on our interest rate exposure at January 31, 2023, assumed floating-rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a one-percentage-point increase in interest rates (approximately 14.7% of our weighted-average interest rate at January 31, 2023) would result in an estimated $11,926 pre-tax reduction in net earnings over a one-year period.

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

During the quarter ended January 31, 2023, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Although risks specific to the supply chain disruptions are ongoing, and macro economic issues like general inflation, as well as certain geopolitical events, including military conflicts, remain, at this point there have been no material changes in those risks or any others from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company's Quarterly report on Form 10-Q for the quarter ended January 31, 2023 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	March 7, 2023	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	March 7, 2023	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer