Form 10-Q
period 2023-04-30
THOR INDUSTRIES INC
filed 2023-06-06
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2023.
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
Yes    ☐    No    ☑
As of May 31, 2023, 53,308,174 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30, 2023	July 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$353,226	$311,553
Accounts receivable, trade, net	731,753	848,814
Accounts receivable, other, net	79,790	95,367
Inventories, net	1,864,755	1,754,773
Prepaid income taxes, expenses and other	55,249	51,972
Total current assets	3,084,773	3,062,479
Property, plant and equipment, net	1,360,144	1,258,159
Other assets:
Goodwill	1,796,743	1,804,151
Amortizable intangible assets, net	1,030,833	1,117,492
Deferred income tax assets, net	8,019	7,950
Equity investments	128,325	10,811
Other	145,122	147,090
Total other assets	3,109,042	3,087,494
TOTAL ASSETS	$7,553,959	$7,408,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$793,977	$822,449
Current portion of long-term debt	11,268	13,190
Short-term financial obligations	40,025	21,403
Accrued liabilities:
Compensation and related items	196,322	254,772
Product warranties	339,698	317,908
Income and other taxes	61,679	57,391
Promotions and rebates	158,015	134,298
Product, property and related liabilities	58,015	61,700
Other	61,541	72,805
Total current liabilities	1,720,540	1,755,916
Long-term debt, net	1,641,076	1,754,239
Deferred income tax liabilities, net	103,156	115,931
Unrecognized tax benefits	18,950	17,243
Other liabilities	171,961	164,149
Total long-term liabilities	1,935,143	2,051,562
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 66,334,072 and 66,059,403 shares, respectively	6,633	6,606
Additional paid-in capital	527,200	497,946
Retained earnings	4,025,267	3,813,261
Accumulated other comprehensive loss, net of tax	(74,928)	(181,607)
Less treasury shares of 13,025,898 and 12,382,441, respectively, at cost	(592,275)	(543,344)
Stockholders’ equity attributable to THOR Industries, Inc.	3,891,897	3,592,862
Non-controlling interests	6,379	7,792
Total stockholders’ equity	3,898,276	3,600,654
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,553,959	$7,408,132

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Net sales	$2,928,820	$4,657,517	$8,383,539	$12,490,759
Cost of products sold	2,496,183	3,850,072	7,181,491	10,352,616
Gross profit	432,637	807,445	1,202,048	2,138,143
Selling, general and administrative expenses	210,044	281,676	660,411	845,009
Amortization of intangible assets	35,113	40,725	105,531	117,288
Interest expense, net	26,362	22,289	74,802	67,516
Other income (expense), net	(5,667)	(348)	6,136	13,172
Income before income taxes	155,451	462,407	367,440	1,121,502
Income tax provision	35,722	116,389	84,482	265,046
Net income	119,729	346,018	282,958	856,456
Less: Net loss attributable to non-controlling interests	(990)	(2,033)	(1,026)	(405)
Net income attributable to THOR Industries, Inc.	$120,719	$348,051	$283,984	$856,861

Weighted-average common shares outstanding:
Basic	53,425,379	54,906,356	53,534,746	55,278,320
Diluted	53,820,400	55,068,783	53,854,542	55,507,023

Earnings per common share:
Basic	$2.26	$6.34	$5.30	$15.50
Diluted	$2.24	$6.32	$5.27	$15.44

Comprehensive income:
Net income	$119,729	$346,018	$282,958	$856,456
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	21,592	(90,910)	106,640	(196,051)
Unrealized gain (loss) on derivatives, net of tax	(452)	3,620	(309)	8,104
Other loss, net of tax	—	—	(39)	(372)
Total other comprehensive income (loss), net of tax	21,140	(87,290)	106,292	(188,319)
Total Comprehensive income	140,869	258,728	389,250	668,137
Less: Comprehensive loss attributable to non-controlling interests	(968)	(2,417)	(1,413)	(1,494)
Comprehensive income attributable to THOR Industries, Inc.	$141,837	$261,145	$390,663	$669,631

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net income	$282,958	$856,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	97,295	95,206
Amortization of intangible assets	105,531	117,288
Amortization of debt issuance costs	8,569	8,457
Deferred income tax benefit	(9,052)	(18,830)
(Gain) loss on disposition of property, plant and equipment	(374)	833
Stock-based compensation expense	26,607	22,736
Changes in assets and liabilities:
Accounts receivable	143,591	(256,180)
Inventories, net	(87,841)	(338,852)
Prepaid income taxes, expenses and other	2,119	(4,578)
Accounts payable	(63,642)	78,897
Accrued liabilities	(35,388)	92,693
Long-term liabilities and other	3,747	(16,577)
Net cash provided by operating activities	474,120	637,549
Cash flows from investing activities:
Purchases of property, plant and equipment	(150,466)	(170,702)
Proceeds from dispositions of property, plant and equipment	4,179	823
Business acquisitions, net of cash acquired	(6,184)	(781,967)
Other	(19,091)	(20,000)
Net cash used in investing activities	(171,562)	(971,846)
Cash flows from financing activities:
Borrowings on revolving asset-based credit facilities	—	660,088
Payments on revolving asset-based credit facilities	(50,000)	(559,035)
Proceeds from issuance of senior unsecured notes	—	500,000
Payments on term-loan credit facilities	(102,355)	(124,565)
Payments on other debt	(8,155)	(7,842)
Payments of debt issuance costs	—	(8,445)
Cash dividends paid	(71,978)	(71,496)
Payments on finance lease obligations	(905)	(801)
Purchases of treasury shares	(42,007)	(98,321)
Payments related to vesting of stock-based awards	(6,765)	(18,011)
Short-term financial obligations and other, net	16,097	(21,120)
Net cash provided by (used in) financing activities	(266,068)	250,452
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5,183	(32,882)
Net increase (decrease) in cash and cash equivalents and restricted cash	41,673	(116,727)
Cash and cash equivalents and restricted cash, beginning of period	311,553	448,706
Cash and cash equivalents and restricted cash, end of period	353,226	331,979
Less: restricted cash	—	2,682
Cash and cash equivalents, end of period	$353,226	$329,297

Supplemental cash flow information:
Income taxes paid	$118,602	$270,063
Interest paid	$75,877	$59,454
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$4,874	$7,914

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2023 AND 2022 (UNAUDITED)

	Three Months Ended April 30, 2023
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at February 1, 2023	66,334,072	$6,633	$517,510	$3,928,361	$(96,046)	12,815,099	$(575,675)	$3,780,783	$7,347	$3,788,130
Net income (loss)	—	—	—	120,719	—	—	—	120,719	(990)	119,729
Purchases of treasury shares	—	—	—	—	—	210,799	(16,600)	(16,600)	—	(16,600)
Restricted stock unit activity	—	—	18	—	—	—	—	18	—	18
Dividends $0.45 per common share	—	—	—	(23,813)	—	—	—	(23,813)	—	(23,813)
Stock-based compensation expense	—	—	9,672	—	—	—	—	9,672	—	9,672
Other comprehensive income (loss)	—	—	—	—	21,118	—	—	21,118	22	21,140
Balance at April 30, 2023	66,334,072	$6,633	$527,200	$4,025,267	$(74,928)	13,025,898	$(592,275)	$3,891,897	$6,379	$3,898,276

	Nine Months Ended April 30, 2023
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2022	66,059,403	$6,606	$497,946	$3,813,261	$(181,607)	12,382,441	$(543,344)	$3,592,862	$7,792	$3,600,654
Net income (loss)	—	—	—	283,984	—	—	—	283,984	(1,026)	282,958
Purchases of treasury shares	—	—	—	—	—	549,532	(42,007)	(42,007)	—	(42,007)
Restricted stock unit activity	274,669	27	2,647	—	—	93,925	(6,924)	(4,250)	—	(4,250)
Dividends $1.35 per common share	—	—	—	(71,978)	—	—	—	(71,978)	—	(71,978)
Stock-based compensation expense	—	—	26,607	—	—	—	—	26,607	—	26,607
Other comprehensive income (loss)	—	—	—	—	106,679	—	—	106,679	(387)	106,292
Balance at April 30, 2023	66,334,072	$6,633	$527,200	$4,025,267	$(74,928)	13,025,898	$(592,275)	$3,891,897	$6,379	$3,898,276

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2023 AND 2022 (UNAUDITED)

	Three Months Ended April 30, 2022
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at February 1, 2022	66,059,403	$6,606	$479,946	$3,231,378	$(55,703)	11,029,159	$(436,568)	$3,225,659	$27,925	$3,253,584
Net income (loss)	—	—	—	348,051	—	—	—	348,051	(2,033)	346,018
Purchases of treasury shares	—	—	—	—	—	499,106	(39,990)	(39,990)	—	(39,990)
Restricted stock unit activity	—	—	(526)	—	—	—	—	(526)	—	(526)
Dividends $0.43 per common share	—	—	—	(23,663)	—	—	—	(23,663)	—	(23,663)
Stock-based compensation expense	—	—	9,750	—	—	—	—	9,750	—	9,750
Other comprehensive income (loss)	—	—	—	—	(86,906)	—	—	(86,906)	(384)	(87,290)
Acquisitions	—	—	1,516	—	—	—	—	1,516	(17,661)	(16,145)
Dividend paid to non-controlling interests	—	—	—	—	—	—	—	—	(555)	(555)
Balance at April 30, 2022	66,059,403	$6,606	$490,686	$3,555,766	$(142,609)	11,528,265	$(476,558)	$3,433,891	$7,292	$3,441,183

	Nine Months Ended April 30, 2022
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2021	65,651,570	$6,565	$460,482	$2,770,401	$44,621	10,285,329	$(360,226)	$2,921,843	$26,263	$2,948,106
Net income (loss)	—	—	—	856,861	—	—	—	856,861	(405)	856,456
Purchases of treasury shares	—	—	—	—	—	1,090,067	(98,321)	(98,321)	—	(98,321)
Restricted stock unit activity	407,833	41	5,952	—	—	152,869	(18,011)	(12,018)	—	(12,018)
Dividends $1.29 per common share	—	—	—	(71,496)	—	—	—	(71,496)	—	(71,496)
Stock-based compensation expense	—	—	22,736	—	—	—	—	22,736	—	22,736
Other comprehensive income (loss)	—	—	—	—	(187,230)	—	—	(187,230)	(1,089)	(188,319)
Acquisitions	—	—	1,516	—	—	—	—	1,516	(16,922)	(15,406)
Dividend paid to non-controlling interests	—	—	—	—	—	—	—	—	(555)	(555)
Balance at April 30, 2022	66,059,403	$6,606	$490,686	$3,555,766	$(142,609)	11,528,265	$(476,558)	$3,433,891	$7,292	$3,441,183
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

The July 31, 2022 amounts are derived from the annual audited financial statements of THOR. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022. Due to seasonality within the recreational vehicle industry, and the impact of the ongoing supply chain disruptions, inflation and shifting consumer demand on our industry, among other factors, annualizing the results of operations for the nine months ended April 30, 2023 would not necessarily be indicative of the results expected for the full fiscal year.

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

Three Months Ended April 30,
2022
Net sales	$4,657,517
Net income attributable to THOR Industries, Inc.	$348,051
Basic earnings per common share	$6.34
Diluted earnings per common share	$6.32

Nine Months Ended April 30,
2022
Net sales	$12,538,217
Net income attributable to THOR Industries, Inc.	$863,674
Basic earnings per common share	$15.62
Diluted earnings per common share	$15.56

3.    Business Segments

The Company has three reportable segments, all related to recreational vehicles: (1) North American towables, (2) North American motorized and (3) European. The operations of the Company's Postle and Airxcel subsidiaries are included in “Other”, along with the operations of Roadpass Digital through December 30, 2022 as discussed in Note 9 to the Condensed Consolidated Financial Statements. Net sales included in Other related primarily to the sale of specialized component parts and aluminum extrusions. Intercompany eliminations primarily adjust for Postle and Airxcel sales to the Company’s North American towables and North American motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of products to third parties.

The following tables reflect certain financial information by reportable segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
NET SALES:	2023	2022	2023	2022
Recreational vehicles
North American Towables	$1,124,410	$2,640,137	$3,271,967	$6,866,059
North American Motorized	795,940	1,053,045	2,658,042	2,954,879
Total North America	1,920,350	3,693,182	5,930,009	9,820,938
European	866,751	724,002	2,017,991	2,080,729
Total recreational vehicles	2,787,101	4,417,184	7,948,000	11,901,667
Other	201,164	383,170	598,671	935,146
Intercompany eliminations	(59,445)	(142,837)	(163,132)	(346,054)
Total	$2,928,820	$4,657,517	$8,383,539	$12,490,759

	Three Months Ended April 30,		Nine Months Ended April 30,
INCOME (LOSS) BEFORE INCOME TAXES:	2023	2022	2023	2022
Recreational vehicles
North American Towables	$77,583	$326,697	$181,471	$868,874
North American Motorized	48,186	116,293	234,163	309,228
Total North America	125,769	442,990	415,634	1,178,102
European	72,401	20,559	77,948	12,248
Total recreational vehicles	198,170	463,549	493,582	1,190,350
Other, net	16,970	46,910	30,004	93,531
Corporate	(59,689)	(48,052)	(156,146)	(162,379)
Total	$155,451	$462,407	$367,440	$1,121,502

TOTAL ASSETS:	April 30, 2023	July 31, 2022
Recreational vehicles
North American Towables	$1,629,231	$2,040,841
North American Motorized	1,437,825	1,239,476
Total North America	3,067,056	3,280,317
European	2,865,580	2,449,270
Total recreational vehicles	5,932,636	5,729,587
Other	1,094,611	1,272,829
Corporate	526,712	405,716
Total	$7,553,959	$7,408,132

DEPRECIATION AND INTANGIBLE AMORTIZATION EXPENSE:	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Recreational vehicles
North American Towables	$15,188	$16,149	$45,653	$48,764
North American Motorized	8,114	7,388	24,447	21,517
Total North America	23,302	23,537	70,100	70,281
European	29,840	31,501	85,855	99,910
Total recreational vehicles	53,142	55,038	155,955	170,191
Other	14,563	16,177	45,549	41,014
Corporate	446	431	1,322	1,289
Total	$68,151	$71,646	$202,826	$212,494

	Three Months Ended April 30,		Nine Months Ended April 30,
CAPITAL ACQUISITIONS:	2023	2022	2023	2022
Recreational vehicles
North American Towables	$14,367	$19,833	$52,361	$54,446
North American Motorized	4,918	9,885	34,248	25,205
Total North America	19,285	29,718	86,609	79,651
European	15,889	16,173	36,960	70,400
Total recreational vehicles	35,174	45,891	123,569	150,051
Other	13,144	9,272	25,913	21,452
Corporate	854	501	1,125	584
Total	$49,172	$55,664	$150,607	$172,087

4.    Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Weighted-average common shares outstanding for basic earnings per share	53,425,379	54,906,356	53,534,746	55,278,320
Unvested restricted and performance stock units	395,021	162,427	319,796	228,703
Weighted-average common shares outstanding assuming dilution	53,820,400	55,068,783	53,854,542	55,507,023

For the three months ended April 30, 2023 and 2022, the Company had 113,964 and 211,348 unvested restricted stock units and performance stock units outstanding, respectively, which were excluded from this calculation as their effect would be antidilutive. For the nine months ended April 30, 2023 and 2022, the Company had 162,565 and 159,077 unvested restricted stock units and performance stock units outstanding, respectively, which were excluded from this calculation as their effect would have been antidilutive.

5.    Derivatives and Hedging

The fair value of our derivative instruments designated as cash flow hedges, and the associated notional amounts, presented on a pre-tax basis, were as follows:

	April 30, 2023			July 31, 2022
		Fair Value in	Fair Value in		Fair Value in	Fair Value in
		Other Current	Other Current		Other Current	Other Current
Cash Flow Hedges	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Foreign currency forward contracts	$—	$—	$—	$33,997	$—	$80
Interest rate swap agreements	110,175	368	—	273,325	850	—
Total derivative financial instruments	$110,175	$368	$—	$307,322	$850	$80
The Company previously entered into interest rate swaps to convert a portion of the Company’s long-term debt from floating rate to fixed rate debt to partially hedge the interest rate risk related to the Company’s U.S. dollar term loan tranche that matures in February 2026. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Effective August 1, 2022, the Company's foreign currency forward contracts used to exchange British Pounds Sterling ("GBP") for Euro were no longer designated as cash flow hedges and therefore excluded from the table above as of April 30, 2023.

Net Investment Hedges

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Losses, net of tax, included in the foreign currency translation adjustments were $4,901 for the three months ended April 30, 2023 and $25,813 for the nine months ended April 30, 2023. Gains, net of tax, included in the foreign currency translation adjustments were $23,189 for the three months ended April 30, 2022 and $50,817 for the nine months ended April 30, 2022.

There were no amounts reclassified out of accumulated other comprehensive income (“AOCI”) pertaining to the net investment hedge during the three and nine-month periods ended April 30, 2023 and April 30, 2022, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $33,251 and a fair value liability value of $651 as of April 30, 2023. These other derivative instruments had a notional amount totaling approximately $25,628 and a fair value liability of $1,077, as of July 31, 2022. For these derivative instruments, changes in fair value are recognized in earnings.

The total amounts presented in the Condensed Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the derivative instruments are as follows:

	Three Months Ended April 30,
	2023	2022
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$—	$411
Interest rate swap agreements (1)	(452)	3,209
Total gain (loss)	$(452)	$3,620

(1) Other comprehensive income (loss), net of tax, before reclassification from AOCI was $16 and $1,888 for the three months ended April 30, 2023 and 2022, respectively.

	Nine Months Ended April 30,
	2023	2022
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Foreign currency forward contracts	$—	$(209)
Interest rate swap agreements (2)	(367)	8,313
Total gain (loss)	$(367)	$8,104

(2) Other comprehensive income (loss), net of tax, before reclassification from AOCI was $734 and $3,290 for the nine months ended April 30, 2023 and 2022, respectively.

	Three Months Ended April 30,
	2023		2022
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$—	$—	$(261)	$—
Interest rate swap agreements	—	468	—	(1,321)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income, net of tax
Foreign currency forward contracts	$690	$—	$—	$—
Interest rate swap agreements	—	11	—	335
Total gain (loss)	$690	$479	$(261)	$(986)

	Nine Months Ended April 30,
	2023		2022
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(58)	$—	$(545)	$—
Interest rate swap agreements	—	1,101	—	(5,023)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income, net of tax
Foreign currency forward contracts	$2,636	$—	$—	$—
Commodities swap agreements	(2,229)	—	—	—
Interest rate swap agreements	—	182	—	424
Total gain (loss)	$349	$1,283	$(545)	$(4,599)

6.    Inventories

Major classifications of inventories are as follows:

	April 30, 2023	July 31, 2022
Finished goods – RV	$198,464	$236,311
Finished goods – other	106,832	126,570
Work in process	356,307	397,495
Raw materials	635,330	838,474
Chassis	725,074	293,375
Subtotal	2,022,007	1,892,225
Excess of FIFO costs over LIFO costs	(157,252)	(137,452)
Total inventories, net	$1,864,755	$1,754,773

Of the $2,022,007 and $1,892,225 of inventories at April 30, 2023 and July 31, 2022, $1,277,449 and $1,170,554, respectively, were valued on the first-in, first-out (“FIFO”) method, and $744,558 and $721,671, respectively, were valued on the last-in, first-out (“LIFO”) method.

7.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	April 30, 2023	July 31, 2022
Land	$146,090	$142,221
Buildings and improvements	1,026,710	926,485
Machinery and equipment	664,727	601,480
Rental vehicles	86,449	67,414
Lease right-of-use assets – operating	50,418	44,407
Lease right-of-use assets – finance	5,704	6,264
Total cost	1,980,098	1,788,271
Less accumulated depreciation	(619,954)	(530,112)
Property, plant and equipment, net	$1,360,144	$1,258,159

See Note 16 to the Condensed Consolidated Financial Statements for further information regarding the lease right-of-use assets.

8.    Intangible Assets and Goodwill

The components of amortizable intangible assets are as follows:

	April 30, 2023		July 31, 2022
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	$1,110,971	$501,309	$1,090,528	$420,623
Trademarks	355,109	91,588	351,152	77,660
Design technology and other intangibles	258,196	100,838	253,918	80,465
Non-compete agreements	1,400	1,108	1,400	758
Total amortizable intangible assets	$1,725,676	$694,843	$1,696,998	$579,506

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2023	$35,335
For the fiscal year ending July 31, 2024	129,880
For the fiscal year ending July 31, 2025	117,941
For the fiscal year ending July 31, 2026	106,639
For the fiscal year ending July 31, 2027	97,891
For the fiscal year ending July 31, 2028 and thereafter	543,147
$1,030,833

Changes in the carrying amount of goodwill by reportable segment for the nine months ended April 30, 2023 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2022	$344,975	$53,875	$893,383	$511,918	$1,804,151
Fiscal 2023 activity:
Goodwill acquired	4,097	—	—	—	4,097
Measurement period adjustments	—	—	—	4,682	4,682
Foreign currency translation	—	—	68,696	—	68,696
Deconsolidation of Roadpass Digital	—	—	—	(84,883)	(84,883)
Net balance as of April 30, 2023	$349,072	$53,875	$962,079	$431,717	$1,796,743

Changes in the carrying amount of goodwill by reportable segment for the nine months ended April 30, 2022 are summarized as follows:

	North American Towables	North American Motorized	European	Other	Total
Net balance as of August 1, 2021	$344,975	$53,875	$1,041,697	$122,708	$1,563,255
Fiscal 2022 activity:
Goodwill acquired	—	—	—	389,838	389,838
Measurement period adjustments	—	—	—	134	134
Foreign currency translation	—	—	(118,354)	—	(118,354)
Net balance as of April 30, 2022	$344,975	$53,875	$923,343	$512,680	$1,834,873

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

As a result of the December 30, 2022 agreements and the factors noted above, the Company no longer had a controlling financial interest in Roadpass Digital which resulted in the deconsolidation of Roadpass Digital subsequent to December 30, 2022. The Company’s investment in TN-RP was valued at approximately $105,600 as of the agreement date based on the Discounted Cash Flow Method and Option Pricing Model. This fair value measurement includes significant management judgment, particularly estimates of future cash flows based on revenues and margins that TN-RP is forecasted to generate in the future, terminal value assumptions and discount rates developed using market observable inputs and consideration of risks regarding future performance. Additionally, the Option Pricing Model further utilized estimates related to volatility, incorporating a selection of guideline public companies, and expected time to exit. The Discounted Cash Flow Method and Option Pricing Model both used level 3 inputs as defined by ASC 820.

The derecognition of the Roadpass Digital net assets and recognition of the Company’s investment in TN-RP resulted in an immaterial gain that is included in Other income, net, in the Condensed Consolidated Statements of Income and Comprehensive Income.

As of April 30, 2023, the Company had the following investment and maximum exposure to loss:

Carrying amount of investment in TN-RP	$105,561
Maximum exposure to loss	$124,381

The maximum exposure above includes the carrying amount of the Company’s investment in TN-RP as of April 30, 2023 plus the Company’s maximum remaining commitment to fund operating cash needs upon request from TechNexus, as operating manager of TN-RP.

The Company has significant influence due to its Class A-RP unit ownership interest, non-majority seats on the TN-RP advisory board and certain protective rights, therefore the Company’s investment in TN-RP is accounted for under the equity method of accounting and reported as a component of Equity investments in the Condensed Consolidated Balance Sheets beginning after December 30, 2022. In applying the equity method of accounting, the Company will allocate its share of earnings and losses using a hypothetical liquidation at book value method, as the Operating Agreement specifies how earnings and losses are to be allocated amongst the unit holders. The Company’s share of gains and losses accounted for under the equity method of accounting are included in Corporate Other income, net in the Condensed Consolidated Statements of Income and Comprehensive Income. The losses recognized in the three and nine months ended April 30, 2023 were $4,688 and $6,248, respectively.

10.    Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 11% of the Company’s consolidated net sales for the three-month period ended April 30, 2023 and 14% of the Company’s consolidated net sales for the three-month period ended April 30, 2022, and accounted for 13% of the Company’s consolidated net sales for the nine-month period ended April 30, 2023 and 14% of the Company’s consolidated net sales for the nine-month period ended April 30, 2022. The majority of the sales to this dealer are reported within the North American Towables and North American Motorized segments. This dealer also accounted for 15% of the Company’s consolidated trade accounts receivable at April 30, 2023 and 10% at July 31, 2022. The loss of this dealer could have a material effect on the Company’s business.

11.    Fair Value Measurements

The financial assets and liabilities that are accounted for at fair value on a recurring basis at April 30, 2023 and July 31, 2022 are as follows:

	Input Level	April 30, 2023	July 31, 2022
Cash equivalents	Level 1	$171,289	$—
Deferred compensation plan mutual fund assets	Level 1	$39,391	$42,312
Equity investments	Level 1	$7,581	$—
Foreign currency forward contract asset	Level 2	$256	$—
Foreign currency forward contract liability	Level 2	$—	$80
Interest rate swap liability, net	Level 2	$539	$227

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

The fair value of interest rate swaps is determined by discounting the estimated future cash flows based on the applicable observable yield curves.

12.    Product Warranties

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Beginning balance	$326,665	$296,158	$317,908	$267,620
Provision	94,971	90,801	256,752	250,924
Payments	(82,719)	(74,496)	(238,363)	(212,532)
Acquisition	—	—	—	9,828
Foreign currency translation	781	(3,086)	3,401	(6,463)
Ending balance	$339,698	$309,377	$339,698	$309,377

13.    Long-Term Debt

The components of long-term debt are as follows:

	April 30, 2023	July 31, 2022
Term loan	$1,056,242	$1,124,209
Asset-based credit facility	50,000	100,000
Senior unsecured notes	500,000	500,000
Unsecured notes	27,453	25,495
Other debt	45,433	50,207
Gross long-term debt	1,679,128	1,799,911
Debt issuance costs, net of amortization	(26,784)	(32,482)
Total long-term debt, net of debt issuance costs	1,652,344	1,767,429
Less: current portion of long-term debt	(11,268)	(13,190)
Total long-term debt, net, less current portion	$1,641,076	$1,754,239

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

As of April 30, 2023, the entire outstanding U.S. term loan tranche balance of $571,900 was subject to a LIBOR-based rate totaling 8.063%. The interest rate on $110,175 of that balance, however, was fixed at 5.466% through an interest rate swap, dated March 18, 2019, by swapping the underlying 1-month LIBOR rate for a fixed rate of 2.466% plus a 3.000% interest rate spread. As of July 31, 2022, the entire outstanding U.S. term loan tranche balance of $671,900 was subject to a LIBOR-based rate totaling 5.375%, but the interest rate on $273,325 of that balance was fixed at 5.466% through an interest rate swap, dated March 18, 2019. The total interest rate on the April 30, 2023 outstanding Euro term loan tranche balance of $484,342 was 6.063%, and the total interest rate on the July 31, 2022 outstanding Euro term loan tranche of $452,309 was 3.000%.

The Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during the three or nine months ended April 30, 2023 or 2022.

As of April 30, 2023, the total weighted-average interest rate on the outstanding ABL borrowings of $50,000 was 6.121%. As of July 31, 2022, the total weighted-average interest rate on the outstanding ABL borrowings of $100,000 was 3.048%. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without penalty or premium.

Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The ABL carries interest at an annual base rate plus 0.25% to 0.50%, or LIBOR plus 1.25% to 1.50%, based on adjusted excess availability as defined in the ABL agreement. This agreement also includes a 0.20% unused facility fee. The unused availability under the ABL is generally available to the Company for general operating purposes and, based on April 30, 2023 eligible accounts receivable and inventory balances, net of amounts drawn, totaled approximately $950,000.

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

The unsecured notes of 25,000 Euro ($27,453) relate to long-term debt of our European segment. There are two series, 20,000 Euro ($21,962) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,491) with an interest rate of 2.534% maturing March 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 2.380% to 2.870%.

Total contractual gross debt maturities are as follows:

For the remainder of the fiscal year ending July 31, 2023	$3,818
For the fiscal year ending July 31, 2024	11,142
For the fiscal year ending July 31, 2025	32,983
For the fiscal year ending July 31, 2026	1,109,372
For the fiscal year ending July 31, 2027	2,691
For the fiscal year ending July 31, 2028 and thereafter	519,122
$1,679,128

For the three and nine months ended April 30, 2023, interest expense on the term loan, ABL, Senior Unsecured Notes and other debt facilities was $24,994 and $69,237, respectively, and interest expense also included the amortization of capitalized fees to secure the term loan, ABL and Senior Unsecured Notes, which are being amortized over the respective terms of those arrangements, of $2,872 and $8,569, respectively. For the three and nine months ended April 30, 2022, interest expense on the term loan, ABL and other debt facilities was $19,604 and $58,059, respectively, and interest expense also included the amortization of capitalized fees to secure the term loan, ABL and Senior Unsecured Notes, which are being amortized over the respective terms of those arrangements, of $2,889 and $8,457, respectively.

The fair value of the Company’s term-loan debt at April 30, 2023 and July 31, 2022 was $1,058,043 and $1,097,136, respectively, and the fair value of the Company’s Senior Unsecured Notes at April 30, 2023 and July 31, 2022 was $408,750 and $405,000, respectively. The fair values of the Company’s term-loan debt and Senior Unsecured Notes are primarily estimated using Level 2 inputs as defined by ASC 820, based on quoted prices in markets that are not active. The fair value of other debt held by the Company approximates carrying value.

Subsequent to April 30, 2023, we made principal payments totaling $50,000 to fully pay off the outstanding balance on the asset-based credit facility and paid $85,000 against the principal balance of our U.S. term loan.

14.    Provision for Income Taxes

The overall effective income tax rate for the three months ended April 30, 2023 was 23.0%, and the effective income tax rate for the nine months ended April 30, 2023 was 23.0%. These rates were both favorably impacted by certain foreign rate differences and mix of earnings between foreign and domestic operations which include certain interest income not subject to corporate income tax.

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

Within the next 12 months, the Company does not anticipate any material changes in its unrecognized tax benefits as of April 30, 2023.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state and foreign jurisdictions. The Company is currently under exam by certain foreign jurisdictions for fiscal years ended 2016 through 2019. For U.S. federal income tax purposes, fiscal years 2019 through 2022 remain open and could be subject to examination. In major state jurisdictions, fiscal years 2019 through 2021 remain open and could be subject to examination. In major foreign jurisdictions, fiscal years 2016 through 2021 remain open and subject to examination. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

15.    Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on global dealer inventory financing were $4,444,812 and $4,308,524 as of April 30, 2023 and July 31, 2022, respectively. The commitment term is generally up to 18 months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $13,701 and $11,346 as of April 30, 2023 and July 31, 2022, respectively, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three and nine months ended April 30, 2023 and April 30, 2022 were not material. Based on current market conditions, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

A product recall was issued in late fiscal 2021 related to certain purchased parts utilized in certain of our products, and a reserve to cover anticipated costs was established at that time. Starting in fiscal 2022, the reserve has been adjusted quarterly based on developments involving the recall, including our expectations regarding the extent of vendor reimbursements and the estimated total cost of the recall. The Company has been, and will continue to be, reimbursed for a portion of the costs it will incur related to this recall. In addition, the Company accrued expenses during fiscal 2022 based on developments related to an ongoing investigation by certain German-based authorities regarding the adequacy of historical disclosures of vehicle weight in advertisements and other Company-provided literature in Germany. The Company is fully cooperating with the investigation. In fiscal 2023, for both the three and nine-month periods ended April 30, 2023, the Company’s adjustments related to these matters were not material. During the three months ended April 30, 2022, the Company’s adjustments related to these two matters were not material, and during the nine months ended April 30, 2022, the Company recognized $32,125 of net expense as a component of selling, general and administrative costs related to these two matters. Based on current available information, the Company does not believe there will be a material, adverse impact to our future results of operations and cash flows due to these matters.

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

The components of lease costs for the three and nine-month periods ended April 30, 2023 and April 30, 2022 were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Operating lease cost	$7,709	$7,426	$22,172	$20,642
Finance lease cost
Amortization of right-of-use assets	186	186	559	559
Interest on lease liabilities	94	116	299	361
Total lease cost	$7,989	$7,728	$23,030	$21,562

Other information related to leases was as follows:

	Nine Months Ended April 30,
Supplemental Cash Flows Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,092	$20,632
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,388	$18,050

Supplemental Balance Sheet Information	April 30, 2023	July 31, 2022
Operating leases:
Operating lease right-of-use assets	$50,418	$44,407

Operating lease liabilities:
Other current liabilities	$11,435	$9,406
Other long-term liabilities	38,968	34,830
Total operating lease liabilities	$50,403	$44,236

Finance leases:
Finance lease right-of-use assets	$5,704	$6,264

Finance lease liabilities:
Other current liabilities	$866	$1,215
Other long-term liabilities	2,920	3,476
Total finance lease liabilities	$3,786	$4,691

	April 30, 2023	July 31, 2022
Weighted-average remaining lease term:
Operating leases	9.3 years	10.2 years
Finance leases	3.9 years	4.4 years
Weighted-average discount rate:
Operating leases	4.6%	3.6%
Finance leases	9.6%	9.2%

Future minimum rental payments required under operating and finance leases as of April 30, 2023 were as follows:

	Operating Leases	Finance Leases
For the remainder of the fiscal year ending July 31, 2023	$4,792	$399
For the fiscal year ending July 31, 2024	16,558	1,059
For the fiscal year ending July 31, 2025	12,723	1,083
For the fiscal year ending July 31, 2026	8,688	1,107
For the fiscal year ending July 31, 2027	6,183	896
For the fiscal year ending July 31, 2028 and thereafter	20,390	58
Total future lease payments	69,334	4,602
Less: amount representing interest	(18,931)	(816)
Total reported lease liability	$50,403	$3,786

17.    Stockholders’ Equity

Stock-based Compensation

Total stock-based compensation expense recognized in the three-month periods ended April 30, 2023 and April 30, 2022 for stock-based awards totaled $9,672 and $9,750, respectively. Total stock-based compensation expense recognized in the nine-month periods ended April 30, 2023 and April 30, 2022 for stock-based awards totaled $26,607 and $22,736, respectively.

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

During the three months ended April 30, 2023, the Company purchased 210,799 shares of its common stock, at various times in the open market, at a weighted-average price of $78.75 and held them as treasury shares at an aggregate purchase price of $16,600, all from the December 21, 2021 authorization. During the nine months ended April 30, 2023, the Company repurchased 549,532 shares of its common stock, at various times in the open market, at a weighted-average price of $76.44 and held them as treasury shares at an aggregate purchase price of $42,007, all from the December 21, 2021 authorization. Since the inception of the initial December 21, 2021 authorization, the Company has repurchased 2,493,775 shares of its common stock, at various times in the open market, at a weighted-average price of $83.05 and held them as treasury shares at an aggregate purchase price of $207,114.

As of April 30, 2023, the remaining amount of the Company's common stock that may be repurchased under the December 21, 2021 $250,000 authorization expiring on December 21, 2024 is $42,886. As of April 30, 2023, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $448,321. As of April 30, 2023, the total remaining amount of the Company’s common stock that may be repurchased under these two authorizations is $491,207.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
NET SALES:	2023	2022	2023	2022
Recreational vehicles
North American Towables
Travel Trailers	$679,753	$1,655,846	$2,030,451	$4,316,049
Fifth Wheels	444,657	984,291	1,241,516	2,550,010
Total North American Towables	1,124,410	2,640,137	3,271,967	6,866,059
North American Motorized
Class A	238,972	474,674	887,678	1,314,067
Class C	390,839	335,444	1,216,537	1,057,015
Class B	166,129	242,927	553,827	583,797
Total North American Motorized	795,940	1,053,045	2,658,042	2,954,879
Total North America	1,920,350	3,693,182	5,930,009	9,820,938
European
Motorcaravan	394,359	389,914	901,926	1,057,039
Campervan	282,415	150,157	648,717	520,778
Caravan	116,412	114,772	272,521	266,605
Other RV-related	73,565	69,159	194,827	236,307
Total European	866,751	724,002	2,017,991	2,080,729
Total recreational vehicles	2,787,101	4,417,184	7,948,000	11,901,667
Other	201,164	383,170	598,671	935,146
Intercompany eliminations	(59,445)	(142,837)	(163,132)	(346,054)
Total	$2,928,820	$4,657,517	$8,383,539	$12,490,759

19.    Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	Three Months Ended April 30, 2023
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(97,996)	$818	$1,132	$(96,046)	$(2,614)	$(98,660)
OCI before reclassifications	21,570	21	—	21,591	22	21,613
Income taxes associated with OCI before reclassifications (1)	—	(5)	—	(5)	—	(5)
Amounts reclassified from AOCI	—	(615)	—	(615)	—	(615)
Income taxes associated with amounts reclassified from AOCI	—	147	—	147	—	147
OCI, net of tax for the fiscal period	21,570	(452)	—	21,118	22	21,140
Balance at end of period, net of tax	$(76,426)	$366	$1,132	$(74,928)	$(2,592)	$(77,520)

	Three Months Ended April 30, 2022
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(50,284)	$(4,171)	$(1,248)	$(55,703)	$(1,477)	$(57,180)
OCI before reclassifications	(90,526)	2,680	—	(87,846)	(384)	(88,230)
Income taxes associated with OCI before reclassifications (1)	—	(642)	—	(642)	—	(642)
Amounts reclassified from AOCI	—	2,111	—	2,111	—	2,111
Income taxes associated with amounts reclassified from AOCI	—	(529)	—	(529)	—	(529)
OCI, net of tax for the fiscal period	(90,526)	3,620	—	(86,906)	(384)	(87,290)
Balance at end of period, net of tax	$(140,810)	$(551)	$(1,248)	$(142,609)	$(1,861)	$(144,470)

	Nine Months Ended April 30, 2023
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(183,453)	$675	$1,171	$(181,607)	$(2,205)	$(183,812)
OCI before reclassifications	107,027	966	(39)	107,954	(387)	107,567
Income taxes associated with OCI before reclassifications (1)	—	(232)	—	(232)	—	(232)
Amounts reclassified from AOCI	—	(1,368)	—	(1,368)	—	(1,368)
Income taxes associated with amounts reclassified from AOCI	—	325	—	325	—	325
OCI, net of tax for the fiscal period	107,027	(309)	(39)	106,679	(387)	106,292
Balance at end of period, net of tax	$(76,426)	$366	$1,132	$(74,928)	$(2,592)	$(77,520)

	Nine Months Ended April 30, 2022
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$54,152	$(8,655)	$(876)	$44,621	$(772)	$43,849
OCI before reclassifications	(194,962)	3,269	(372)	(192,065)	(1,089)	(193,154)
Income taxes associated with OCI before reclassifications (1)	—	(733)	—	(733)	—	(733)
Amounts reclassified from AOCI	—	7,375	—	7,375	—	7,375
Income taxes associated with amounts reclassified from AOCI	—	(1,807)	—	(1,807)	—	(1,807)
OCI, net of tax for the fiscal period	(194,962)	8,104	(372)	(187,230)	(1,089)	(188,319)
Balance at end of period, net of tax	$(140,810)	$(551)	$(1,248)	$(142,609)	$(1,861)	$(144,470)

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

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the three months ended March 31, 2023, THOR’s combined U.S. and Canadian market share was approximately 42.2% for travel trailers and fifth wheels combined and approximately 47.7% for motorhomes. In Europe, according to the European Caravan Federation (“ECF”) and based on unit registrations for Europe's original equipment manufacturer (“OEM”) reporting countries, our European market share for the three months ended March 31, 2023 was approximately 19.9% for motorcaravans and campervans combined and approximately 18.0% for caravans.

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

We generally have financed our growth through a combination of internally generated cash flows from operations and, when needed, outside credit facilities. Ongoing supply chain constraints, particularly chassis constraints within our European operations, have and could continue to impact our business and our consolidated financial results and financial position. In addition, the impact of recent inflation on consumer confidence, which historically has been highly correlated with RV retail sales, and the impact of inflation on the availability of discretionary funds of our end consumers, combined with significantly higher interest rates compared to recent years impacting both our independent dealers and the end consumer, has had a negative impact on demand for our products at both the wholesale and retail levels so far during fiscal 2023 and are expected to continue to impact the remainder of calendar year 2023. These risks to our business are more fully described in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

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

North American RV independent dealer inventory of our North American RV products as of April 30, 2023 decreased 16.6% to approximately 113,000 units, compared to approximately 135,500 units as of April 30, 2022. As of April 30, 2023, we believe North American dealer inventory levels for most towable products are generally higher than the levels that dealers are comfortable stocking given the current retail sales levels and associated carrying costs. We believe dealer inventory levels for motorized product lines are generally more closely aligned to dealer’s desired stocking levels as of the end of April 2023, although carrying costs, chassis availability and retail sales activity have been factors considered as the dealers determine their stocking levels. We believe dealers will continue to closely evaluate the unit stocking levels that they will elect to carry in future periods, which may be less than historical unit stocking levels, due to a combination of factors such as retail activity, RV wholesale prices as well as interest rates and other carrying costs.

THOR’s North American RV backlog as of April 30, 2023 decreased $8,979,517, or 81.6%, to $2,020,198 compared to $10,999,715 as of April 30, 2022. The decrease in backlog is primarily a result of a reduction in orders from dealers due to the current dealer stocking level assessments noted above.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Quarter Ended March 31,		Increase	%
	2023	2022	(Decrease)	Change
North American Towable Units	65,208	155,687	(90,479)	(58.1)
North American Motorized Units	13,392	15,779	(2,387)	(15.1)
Total	78,600	171,466	(92,866)	(54.2)

In June 2023, RVIA issued a revised forecast for calendar year 2023 wholesale unit shipments. Under the RVIA’s most likely scenario, towable and motorized unit shipments are projected to be approximately 249,300 units and 47,800 units, respectively, for an annual total of approximately 297,100 units, down 39.8% from the 2022 calendar year wholesale shipments. The RVIA’s most likely forecast for calendar year 2023 of 297,100 total units could range from a lower estimate of approximately 287,200 total units to an upper estimate of approximately 307,000 total units.

North American Industry Retail Statistics

We believe that retail demand is the key to the North American RV industry.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Quarter Ended March 31,		Increase	%
	2023	2022	(Decrease)	Change
North American Towable Units	71,201	97,266	(26,065)	(26.8)
North American Motorized Units	10,680	13,038	(2,358)	(18.1)
Total	81,881	110,304	(28,423)	(25.8)

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

Company North American Wholesale Statistics

The Company’s North American wholesale RV shipments, for the calendar quarters ended March 31, 2023 and 2022 to correspond to the North American industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Quarter Ended March 31,		Increase	%
	2023	2022	(Decrease)	Change
North American Towable Units	24,707	68,720	(44,013)	(64.0)
North American Motorized Units	5,855	8,311	(2,456)	(29.6)
Total	30,562	77,031	(46,469)	(60.3)

Company North American Retail Statistics

Retail statistics of the Company’s North American RV products, as reported by Stat Surveys, for the calendar quarters ended March 31, 2023 and 2022 to correspond to the North American industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Quarter Ended March 31,		Increase	%
	2023	2022	(Decrease)	Change
North American Towable Units	29,245	38,624	(9,379)	(24.3)
North American Motorized Units	5,097	6,591	(1,494)	(22.7)
Total	34,342	45,215	(10,873)	(24.0)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

North American Outlook

Historically, RV industry sales have been impacted by a number of economic conditions faced by our independent dealers, and ultimately retail consumers, such as the rate of unemployment, the rate of inflation, the level of consumer confidence, the disposable income of consumers, interest rates, credit availability, the health of the housing market, tax rates and fuel availability and prices. We believe these factors will continue to affect retail sales in fiscal 2023. In addition, due to inflationary pressures, higher interest rates and other factors, we believe that in fiscal 2023 our independent dealers will be continuously reevaluating their desired stocking levels, which may result in lower than historical dealer inventory stocking levels on a unit basis. It is difficult to predict the extent to which any or all of these factors will impact the RV industry or our business in a particular future period, however, we currently believe the remaining quarter of fiscal 2023 and the early portion of fiscal 2024 will continue to be negatively impacted by these factors, especially when compared to our strong fiscal 2022 and fiscal 2021 results. The COVID-19 pandemic caused a significant surge in demand for RVs beginning in earnest in fiscal 2021, which, when combined with the supply chain challenges resulting from the pandemic’s disruption of the North American economy, caused a significant increase in our revenues and backlog in calendar 2021. The first half of calendar 2022 saw continued robust wholesale demand as dealers restocked their inventories, in particular with towable products, and we were able to reduce our backlog as we filled outstanding orders. We believe the impact of the factors identified above contributed to the reduced consumer demand in calendar 2022 and calendar 2023, as reflected in the reduced new RV registrations, compared to the record RV registrations in calendar 2021.

Despite the near-term challenges, we remain optimistic about North American retail sales in the long term, as there are many factors driving product demand. Surveys conducted by THOR, RVIA and others show that Americans of all generations love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments and deeply connecting with family and friends. Based on the increasing value consumers place on these factors, we expect to see long-term growth in the North American RV industry. The recent multi-year growth in industry-wide RV sales has also resulted in exposing a much wider range of consumers to the lifestyle. We believe many of those who have been recently exposed to the industry for the first time will become future owners, and that those who became first-time owners since the onset of the pandemic will become long-term RVers, resulting in future repeat and upgrade sales opportunities. We also believe consumers are likely to continue altering their future vacation and travel plans, opting for fewer vacations via air travel, cruise ships and hotels, and preferring vacations that RVs are uniquely positioned to provide, allowing consumers the ability to explore or unwind, often close to home. In addition, we believe that the availability of camping and RV parking facilities will be an important factor in the future growth of the industry and view both the significant recent investments and the future committed investments by campground owners, states and the federal government in camping facilities and accessibility to state and federal parks and forests to be positive long-term factors.

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

While we have seen improvement in the supply of chassis in North America recently from some, but not all, chassis suppliers, we do not believe the chassis supply chain is fully back to pre-pandemic normalcy. It is currently extremely difficult to predict when or whether future supply chain issues related to chassis will arise. Modifying available chassis for certain motorized products to use for other products is not a viable alternative, particularly in the short term, due to engineering requirements. These factors may continue to negatively impact our production schedule and cost structure as we try to balance our production and personnel staffing levels and schedules to the available chassis, often with short notice. The North American recreational vehicle industry has, from time to time in the past, experienced shortages of chassis for various reasons, including component shortages, production delays or other production issues and work stoppages at the chassis manufacturers.

While the North American RV industry has at times faced supply shortages or delivery delays of other, non-chassis, raw material components, our supply chain has been resilient enough to support our fiscal 2023 demand. If shortages of chassis or other component parts were to become more significant, or if other factors were to impact our suppliers' ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected. Where possible, we continue to work closely with our suppliers on various supply chain strategies to minimize any constraints, and we will continue to identify alternative suppliers where possible.

Industry Outlook — Europe

The Company monitors retail trends in the European RV market as reported by the ECF, whose industry data is reported to the public quarterly and typically issued on a one-to-two-month lag. Additionally, on a monthly basis, the Company receives OEM-specific reports from most of the individual member countries that make up the ECF. As these reports are coming directly from the ECF member countries, timing and content vary, but typically the reports are issued on a one-to-two-month lag as well. While most countries provide OEM-specific information, the United Kingdom, which made up 21.2% and 8.5% of the caravan and motorcaravan (including campervans) European market for the three months ended March 31, 2023, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 10 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic and other conditions. It is inherently difficult to generalize about the operating conditions within the entire European region. However, independent RV dealer inventory levels of our European products are generally below historic levels in the various countries we serve. Within Germany, which accounts for approximately 60% of our European product sales, independent dealer inventory levels are currently below historical norms.

THOR’s European RV backlog as of April 30, 2023 increased $596,272, or 20.7%, to $3,474,324 compared to $2,878,052 as of April 30, 2022, primarily due to increased selling prices.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Calendar Quarter Ended March 31,		%	Calendar Quarter Ended March 31,		%
	2023	2022	Change	2023	2022	Change
OEM Reporting Countries (1)	33,322	35,039	(4.9)	11,387	12,889	(11.7)
Non-OEM Reporting Countries (1)	4,318	4,131	4.5	3,814	4,677	(18.5)
Total	37,640	39,170	(3.9)	15,201	17,566	(13.5)

(1)Industry retail registration statistics have been compiled from individual countries reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the “OEM Reporting Countries.” The “Non-OEM Reporting Countries” are primarily the United Kingdom and others. Note: the decrease in the "Non-OEM Reporting Countries" is primarily related to the United Kingdom. Total European unit registrations are reported quarterly by the ECF.
(2)The ECF reports motorcaravans and campervans together.
Note: Data from the ECF is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various countries. (The "Non-OEM Reporting Countries" either do not report OEM-specific data to the ECF or do not have it available for the entire time period covered).

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Calendar Quarter Ended March 31,		Increase	%
	2023	2022	(Decrease)	Change
Motorcaravan and Campervan	6,634	7,724	(1,090)	(14.1)
Caravan	2,045	2,146	(101)	(4.7)
Total OEM-Reporting Countries	8,679	9,870	(1,191)	(12.1)

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

Prior to the pandemic, we and our independent European dealers marketed our European recreational vehicles through numerous RV fairs at the country and regional levels which occurred throughout the calendar year. These fairs have historically been well-attended events that allowed retail consumers the ability to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. Since the start of the pandemic, the protection of the health of our employees, customers and dealers has been our top priority. As a result, we canceled our participation in most European trade fairs and major events in calendar 2021 and had limited participation in calendar 2022. We did, however, attend the Caravan Salon show in Dusseldorf in late August/early September 2022 and the CMT Stuttgart show in January 2023. We are also participating in other major 2023 retail shows. The 2022 Caravan Salon show experienced near record attendance, demonstrating the high level of interest in the RV lifestyle despite the current macroeconomic uncertainties facing many consumers. In addition to our attendance at various strategic trade fairs going forward, we have and will continue to strengthen and expand our digital activities in order to reach high potential target groups, generate leads and steer customers directly to dealerships. With approximately 1,100 active independent dealers in Germany and throughout Europe with whom we do business, we believe our European brands have one of the strongest and most professionally structured dealer and service networks in Europe.

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

We continue to receive communications from our European chassis suppliers that due to a number of factors, including (1) supply constraints of key components that they require for the manufacturing of chassis, such as semiconductor chips and engines, (2) demand outpacing their current production capacity, (3) operational issues at certain OEMs, and (4) personnel shortages, their production and delivery of chassis in the quantity and sequence of our needs will continue to negatively impact us. Throughout fiscal 2022 and continuing into the third quarter of fiscal 2023, we experienced delays in the receipt of, and significant reductions in the volume of, chassis from our European chassis suppliers, limiting our ability to further increase production of our motorized products. We expect these ongoing challenges to continue through calendar year 2023 and, in particular, anticipate both continued delays in the receipt of chassis in Europe and disruptions in the sequence of delivery of chassis. As a result, these chassis supply factors will inhibit our ability to consistently maintain our planned production levels and will limit our ability to ramp up production and sales of certain products despite dealer demand for those products. Uncertainties related to changing emission standards may also impact the future availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

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

Three Months Ended April 30, 2023 Compared to the Three Months Ended April 30, 2022

NET SALES:	Three Months Ended April 30, 2023	Three Months Ended April 30, 2022	Change Amount	% Change
Recreational vehicles
North American Towables	$1,124,410	$2,640,137	$(1,515,727)	(57.4)
North American Motorized	795,940	1,053,045	(257,105)	(24.4)
Total North America	1,920,350	3,693,182	(1,772,832)	(48.0)
European	866,751	724,002	142,749	19.7
Total recreational vehicles	2,787,101	4,417,184	(1,630,083)	(36.9)
Other	201,164	383,170	(182,006)	(47.5)
Intercompany eliminations	(59,445)	(142,837)	83,392	58.4
Total	$2,928,820	$4,657,517	$(1,728,697)	(37.1)

# OF UNITS:
Recreational vehicles
North American Towables	29,716	69,550	(39,834)	(57.3)
North American Motorized	6,203	7,873	(1,670)	(21.2)
Total North America	35,919	77,423	(41,504)	(53.6)
European	15,593	16,001	(408)	(2.5)
Total	51,512	93,424	(41,912)	(44.9)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$143,988	12.8	$453,907	17.2	$(309,919)	(68.3)
North American Motorized	93,307	11.7	173,904	16.5	(80,597)	(46.3)
Total North America	237,295	12.4	627,811	17.0	(390,516)	(62.2)
European	151,780	17.5	99,845	13.8	51,935	52.0
Total recreational vehicles	389,075	14.0	727,656	16.5	(338,581)	(46.5)
Other, net	43,562	21.7	79,789	20.8	(36,227)	(45.4)
Total	$432,637	14.8	$807,445	17.3	$(374,808)	(46.4)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$60,180	5.4	$118,913	4.5	$(58,733)	(49.4)
North American Motorized	41,880	5.3	54,800	5.2	(12,920)	(23.6)
Total North America	102,060	5.3	173,713	4.7	(71,653)	(41.2)
European	65,065	7.5	62,590	8.6	2,475	4.0
Total recreational vehicles	167,125	6.0	236,303	5.3	(69,178)	(29.3)
Other	15,217	7.6	22,537	5.9	(7,320)	(32.5)
Corporate	27,702	—	22,836	—	4,866	21.3
Total	$210,044	7.2	$281,676	6.0	$(71,632)	(25.4)

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended April 30, 2023	% of Segment Net Sales	Three Months Ended April 30, 2022	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$77,583	6.9	$326,697	12.4	$(249,114)	(76.3)
North American Motorized	48,186	6.1	116,293	11.0	(68,107)	(58.6)
Total North America	125,769	6.5	442,990	12.0	(317,221)	(71.6)
European	72,401	8.4	20,559	2.8	51,842	252.2
Total recreational vehicles	198,170	7.1	463,549	10.5	(265,379)	(57.2)
Other, net	16,970	8.4	46,910	12.2	(29,940)	(63.8)
Corporate	(59,689)	—	(48,052)	—	(11,637)	(24.2)
Total	$155,451	5.3	$462,407	9.9	$(306,956)	(66.4)

ORDER BACKLOG:	As of April 30, 2023	As of April 30, 2022	Change Amount	% Change
Recreational vehicles
North American Towables	$757,127	$6,899,675	$(6,142,548)	(89.0)
North American Motorized	1,263,071	4,100,040	(2,836,969)	(69.2)
Total North America	2,020,198	10,999,715	(8,979,517)	(81.6)
European	3,474,324	2,878,052	596,272	20.7
Total	$5,494,522	$13,877,767	$(8,383,245)	(60.4)

CONSOLIDATED

Consolidated net sales for the three months ended April 30, 2023 decreased $1,728,697, or 37.1%, compared to the three months ended April 30, 2022. The decrease in consolidated net sales is primarily due to lower dealer and consumer demand in comparison to the prior-year period, primarily in the North American Towables segment. Approximately 29.6% of the Company’s consolidated net sales for the quarter ended April 30, 2023 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The decrease in consolidated net sales includes a decrease of $19,794 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for the three months ended April 30, 2023 decreased $374,808, or 46.4%, compared to the three months ended April 30, 2022. Consolidated gross profit was 14.8% of consolidated net sales for the three months ended April 30, 2023 and 17.3% for the three months ended April 30, 2022. The decreases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the decrease in consolidated net sales in the current-year period compared to the prior-year period.

Selling, general and administrative expenses for the three months ended April 30, 2023 decreased $71,632, or 25.4%, compared to the three months ended April 30, 2022, primarily due to the 37.1% decrease in consolidated net sales.

The decrease of $306,956, or 66.4%, in income before income taxes for the three months ended April 30, 2023 as compared to the three months ended April 30, 2022 was primarily driven by the decrease in consolidated net sales and the decrease in the consolidated gross profit percentage noted above.

The overall effective income tax rate for the three months ended April 30, 2023 was 23.0% compared with 25.2% for the three months ended April 30, 2022. The primary reason for the decrease in the overall effective income tax rate was certain unfavorable tax provision adjustments that primarily resulted from changes in estimates while completing the prior-year tax return that were made during the three months ended April 30, 2022.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

The $4,866 increase in Corporate costs included in consolidated selling, general and administrative expense for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 primarily relates to an increase in deferred compensation expense of $8,810 due to market value fluctuations between the two periods, partially offset by a decrease in incentive compensation of $1,970 due to the decrease in income before income taxes compared to the prior-year period, and costs recorded at Corporate related to our standby repurchase obligations decreased by $1,900 due to a decrease in dealer inventory levels in the current-year period as compared to a large increase in dealer inventory levels in the prior-year period.

The $6,771 increase in net expense in Corporate interest and other income and expense for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 includes an increase in net interest expense and fees of $3,382 on our debt primarily due to higher interest rates compared to the prior-year period, and a nominal non-cash foreign currency gain on certain Euro-denominated loans in the current-year period as compared to a $6,770 gain in the prior-year period. In addition, the current-year period included operating losses of $4,688 related to our Roadpass Digital joint venture as discussed in Note 9 to the Condensed Consolidated Financial Statements. These increases were partially offset by a favorable change of $8,642 in the fair value of the Company's deferred compensation plan assets due to market fluctuations between the two periods.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2023 compared to the three months ended April 30, 2022:

	Three Months Ended April 30, 2023	% of Segment Net Sales	Three Months Ended April 30, 2022	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers	$679,753	60.5	$1,655,846	62.7	$(976,093)	(58.9)
Fifth Wheels	444,657	39.5	984,291	37.3	(539,634)	(54.8)
Total North American Towables	$1,124,410	100.0	$2,640,137	100.0	$(1,515,727)	(57.4)

	Three Months Ended April 30, 2023	% of Segment Shipments	Three Months Ended April 30, 2022	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers	22,257	74.9	55,660	80.0	(33,403)	(60.0)
Fifth Wheels	7,459	25.1	13,890	20.0	(6,431)	(46.3)
Total North American Towables	29,716	100.0	69,550	100.0	(39,834)	(57.3)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers						1.1
Fifth Wheels						(8.5)
Total North American Towables						(0.1)

The decrease in total North American towables net sales of 57.4% compared to the prior-year quarter resulted from a 57.3% decrease in unit shipments and a 0.1% decrease in the overall net price per unit due to the combined impact of changes in price and product mix, which included selling price increases since the prior year being offset by increased sales discounts. The decrease in unit shipments is primarily due to a softening in current dealer and consumer demand in comparison with the unusually strong third-quarter demand in the prior-year quarter, which included independent dealers restocking their towable lot inventory levels. According to statistics published by RVIA, for the three months ended April 30, 2023, combined North American travel trailer and fifth wheel wholesale unit shipments decreased 53.1% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended March 31, 2023 and 2022, our North American market share for travel trailers and fifth wheels combined was 42.2% and 40.7%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The modest increase in the overall net price per unit within the travel trailer product line of 1.1% is primarily due to the favorable impacts of selling price increases and product mix changes compared to the prior-year period being mostly offset by increased sales discounts. The decrease in the overall net price per unit within the fifth wheel product line of 8.5% was primarily due to the impact of higher sales discounting levels.

North American towables cost of products sold decreased $1,205,808 to $980,422, or 87.2% of North American towables net sales, for the three months ended April 30, 2023 compared to $2,186,230, or 82.8% of North American towables net sales, for the three months ended April 30, 2022. The changes in material, labor, freight-out and warranty costs comprised $1,166,857 of the $1,205,808 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales increased to 79.8% for the three months ended April 30, 2023 compared to 78.2% for the three months ended April 30, 2022, primarily as a result of increases in the warranty and direct labor percentages compared to the prior-year period, partially offset by a decrease in the material cost percentage due to the combined favorable impacts of product mix changes, net selling price increases and cost saving initiatives exceeding the impact of increased sales discounts. Total manufacturing overhead decreased $38,951 in correlation with the decrease in sales, but increased as a percentage of North American towables net sales from 4.6% to 7.4% as the significantly decreased net sales levels resulted in higher overhead costs per unit sold.

The decrease in North American towables gross profit of $309,919 for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 was driven primarily by the decrease in net sales and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease in North American towables selling, general and administrative expenses of $58,733 for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 is primarily due to the decrease in North American towables net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $61,045. The increase in the overall selling, general and administrative expense as a percentage of North American towable net sales is primarily due to the decrease in net sales.

The decrease in North American towables income before income taxes of $77,583, or 6.9% of North American towables net sales for the three months ended April 30, 2023 compared to income before income taxes of $326,697, or 12.4% of North American towables net sales for the three months ended April 30, 2022 was primarily attributable to the decrease in North American towables net sales, and the primary reasons for the decrease in percentage were the increases in both the cost of products sold and selling, general and administrative expense percentages noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2023 compared to the three months ended April 30, 2022:

	Three Months Ended April 30, 2023	% of Segment Net Sales	Three Months Ended April 30, 2022	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$238,972	30.0	$474,674	45.1	$(235,702)	(49.7)
Class C	390,839	49.1	335,444	31.9	55,395	16.5
Class B	166,129	20.9	242,927	23.0	(76,798)	(31.6)
Total North American Motorized	$795,940	100.0	$1,053,045	100.0	$(257,105)	(24.4)

	Three Months Ended April 30, 2023	% of Segment Shipments	Three Months Ended April 30, 2022	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	1,206	19.4	2,463	31.3	(1,257)	(51.0)
Class C	3,563	57.4	3,131	39.8	432	13.8
Class B	1,434	23.2	2,279	28.9	(845)	(37.1)
Total North American Motorized	6,203	100.0	7,873	100.0	(1,670)	(21.2)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						1.3
Class C						2.7
Class B						5.5
Total North American Motorized						(3.2)

The decrease in total North American motorized net sales of 24.4% compared to the prior-year quarter resulted from a 21.2% decrease in unit shipments and a 3.2% decrease in the overall net price per unit due to the combined impact of changes in product price and mix. The 3.2% decrease in the overall net price per unit, in spite of the increase in net price per unit within each product category, is due to the higher combined concentration of the more moderately priced Class B and Class C units in the current-year period compared to the more expensive Class A units. According to statistics published by RVIA, for the three months ended April 30, 2023, combined North American motorhome wholesale unit shipments decreased 15.6% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended March 31, 2023 and 2022, our North American market share for motorhomes was 47.7% and 50.6%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within the Class A product line of 1.3% and the Class C product line of 2.7% were primarily due to net selling price increases since the prior-year period to offset higher material and other input costs, partially offset by increased discounting. The increase in the overall net price per unit within the Class B product line of 5.5% is primarily due to net selling price increases since the prior-year period and a higher concentration of sales of higher-priced Class B products in the current-year period.

North American motorized cost of products sold decreased $176,508 to $702,633, or 88.3% of North American motorized net sales, for the three months ended April 30, 2023 compared to $879,141, or 83.5% of North American motorized net sales, for the three months ended April 30, 2022. The changes in material, labor, freight-out and warranty costs comprised $171,316 of the $176,508 decrease primarily due to the decreased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American motorized net sales increased to 82.5% for the three months ended April 30, 2023 compared to 78.6% for the three months ended April 30, 2022, with the increase due to an increase in the material cost percentage, primarily due to higher sales discounts, and an increase in the warranty cost percentage. Total manufacturing overhead decreased $5,192 in correlation with the net sales decrease, but increased as a percentage of North American motorized net sales from 4.9% to 5.8% as the decrease in net sales levels resulted in higher overhead costs per unit sold.

The decrease in North American motorized gross profit of $80,597 for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 was driven by the decrease in net sales, and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease in North American motorized selling, general and administrative expenses of $12,920 for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 was primarily due to the decrease in North American motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $15,275. The increase in the overall selling, general and administrative expense as a percentage of North American motorized net sales is primarily due to the decrease in net sales.

The decrease in North American motorized income before income taxes of $68,107 for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 was primarily due to the decrease in North American motorized net sales, and the primary reasons for the decrease in percentage were the increases in both the cost of products sold and selling, general and administrative expense percentages noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2023 compared to the three months ended April 30, 2022:

	Three Months Ended April 30, 2023	% of Segment Net Sales	Three Months Ended April 30, 2022	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$394,359	45.5	$389,914	53.9	$4,445	1.1
Campervan	282,415	32.6	150,157	20.7	132,258	88.1
Caravan	116,412	13.4	114,772	15.9	1,640	1.4
Other	73,565	8.5	69,159	9.5	4,406	6.4
Total European	$866,751	100.0	$724,002	100.0	$142,749	19.7

	Three Months Ended April 30, 2023	% of Segment Shipments	Three Months Ended April 30, 2022	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	5,339	34.2	6,368	39.8	(1,029)	(16.2)
Campervan	5,694	36.5	4,171	26.1	1,523	36.5
Caravan	4,560	29.3	5,462	34.1	(902)	(16.5)
Total European	15,593	100.0	16,001	100.0	(408)	(2.5)

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change

European
Motorcaravan	(2.7)	20.0	17.3
Campervan	(2.7)	54.3	51.6
Caravan	(2.7)	20.6	17.9
Total European	(2.7)	24.9	22.2

The increase in total European recreational vehicle net sales of 19.7% compared to the prior-year quarter resulted from a 2.5% decrease in unit shipments and a 22.2% increase in the overall net price per unit due to the total combined impact of changes in foreign currency, product mix and price. The increase in European recreational vehicle net sales of $142,749 includes a decrease of $19,794, or 2.7%, due to the decrease in foreign exchange rates since the prior-year period.

The overall net price per unit increase of 22.2% includes a 2.7% decrease due to the impact of foreign currency exchange rate changes and a 24.9% increase due to the combined impact of product mix and selling price increases to offset increased material and other input costs.

The constant-currency increases in the overall net price per unit within the Motorcaravan product line of 20.0% and within the Caravan product line of 20.6% were primarily due to the impact of selling price increases and product mix changes. The Campervan product line constant-currency increase of 54.3% includes the impact of selling price increases and product mix changes, in addition to the current-year period including a much higher concentration of Campervan units with a purchased chassis that is included in the sales price as opposed to units with a customer-supplied chassis that is not included in the sales price.

European recreational vehicle cost of products sold increased $90,814 to $714,971, or 82.5% of European recreational vehicle net sales, for the three months ended April 30, 2023 compared to $624,157, or 86.2% of European recreational vehicle net sales, for the three months ended April 30, 2022. The changes in material, labor, freight-out and warranty costs comprised $75,701 of the $90,814 increase primarily due to the increased Campervan net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales decreased to 73.0% for the three months ended April 30, 2023 compared to 76.9% for the three months ended April 30, 2022, with the decrease primarily due to a decrease in the material cost percentage due to net selling price increases and product mix changes. The labor cost percentage also improved. Total manufacturing overhead increased $15,113 with the increase in net sales, and increased slightly as a percentage of European recreational vehicle net sales from 9.3% to 9.5%.

European recreational vehicle gross profit increased $51,935 for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 primarily due to the decrease in the cost of products sold percentage noted above.

European recreational vehicle selling, general and administrative expenses increased $2,475 for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 primarily due to the increase in European recreational vehicle net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $1,770. The decrease in the overall selling, general and administrative expense as a percentage of European recreational vehicle net sales is primarily due to the increase in net sales noted above.

European recreational vehicle income before income taxes was $72,401, or approximately 8.4% of European recreational vehicle net sales, for the three months ended April 30, 2023 compared to income before income taxes of $20,559, or 2.8% of European recreational vehicle net sales, for the three months ended April 30, 2022. The primary reason for the increase in income before income taxes was the increase in European recreational vehicle net sales and the improvements in the cost of products sold and selling, general and administrative expense percentages noted above.

Nine Months Ended April 30, 2023 Compared to the Nine Months Ended April 30, 2022

NET SALES:	Nine Months Ended April 30, 2023	Nine Months Ended April 30, 2022	Change Amount	% Change
Recreational vehicles
North American Towables	$3,271,967	$6,866,059	$(3,594,092)	(52.3)
North American Motorized	2,658,042	2,954,879	(296,837)	(10.0)
Total North America	5,930,009	9,820,938	(3,890,929)	(39.6)
European	2,017,991	2,080,729	(62,738)	(3.0)
Total recreational vehicles	7,948,000	11,901,667	(3,953,667)	(33.2)
Other	598,671	935,146	(336,475)	(36.0)
Intercompany eliminations	(163,132)	(346,054)	182,922	52.9
Total	$8,383,539	$12,490,759	$(4,107,220)	(32.9)

# OF UNITS:
Recreational vehicles
North American Towables	81,941	194,231	(112,290)	(57.8)
North American Motorized	19,791	22,589	(2,798)	(12.4)
Total North America	101,732	216,820	(115,088)	(53.1)
European	38,131	43,189	(5,058)	(11.7)
Total	139,863	260,009	(120,146)	(46.2)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$392,717	12.0	$1,239,162	18.0	$(846,445)	(68.3)
North American Motorized	386,254	14.5	469,906	15.9	(83,652)	(17.8)
Total North America	778,971	13.1	1,709,068	17.4	(930,097)	(54.4)
European	312,075	15.5	257,418	12.4	54,657	21.2
Total recreational vehicles	1,091,046	13.7	1,966,486	16.5	(875,440)	(44.5)
Other, net	111,002	18.5	171,657	18.4	(60,655)	(35.3)
Total	$1,202,048	14.3	$2,138,143	17.1	$(936,095)	(43.8)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towables	$192,181	5.9	$345,778	5.0	$(153,597)	(44.4)
North American Motorized	142,475	5.4	152,535	5.2	(10,060)	(6.6)
Total North America	334,656	5.6	498,313	5.1	(163,657)	(32.8)
European	192,942	9.6	193,170	9.3	(228)	(0.1)
Total recreational vehicles	527,598	6.6	691,483	5.8	(163,885)	(23.7)
Other	50,592	8.5	55,982	6.0	(5,390)	(9.6)
Corporate	82,221	—	97,544	—	(15,323)	(15.7)
Total	$660,411	7.9	$845,009	6.8	$(184,598)	(21.8)

INCOME (LOSS) BEFORE INCOME TAXES:	Nine Months Ended April 30, 2023	% of Segment Net Sales	Nine Months Ended April 30, 2022	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towables	$181,471	5.5	$868,874	12.7	$(687,403)	(79.1)
North American Motorized	234,163	8.8	309,228	10.5	(75,065)	(24.3)
Total North America	415,634	7.0	1,178,102	12.0	(762,468)	(64.7)
European	77,948	3.9	12,248	0.6	65,700	536.4
Total recreational vehicles	493,582	6.2	1,190,350	10.0	(696,768)	(58.5)
Other, net	30,004	5.0	93,531	10.0	(63,527)	(67.9)
Corporate	(156,146)	—	(162,379)	—	6,233	3.8
Total	$367,440	4.4	$1,121,502	9.0	$(754,062)	(67.2)

CONSOLIDATED

Consolidated net sales for the nine months ended April 30, 2023 decreased $4,107,220, or 32.9%, compared to the nine months ended April 30, 2022. The decrease in consolidated net sales is primarily due to lower current dealer and consumer demand in comparison to record demand in the prior-year period, primarily in the North American Towables segment. Approximately 24.1% of the Company’s net sales for the nine months ended April 30, 2023 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The decrease in consolidated net sales includes a decrease of $162,249 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative periods.

Consolidated gross profit for the nine months ended April 30, 2023 decreased $936,095 compared to the nine months ended April 30, 2022. Consolidated gross profit was 14.3% of consolidated net sales for the nine months ended April 30, 2023 and 17.1% for the nine months ended April 30, 2022. The decreases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the decrease in consolidated net sales in the current-year period compared to the prior-year period.

Selling, general and administrative expenses for the nine months ended April 30, 2023 decreased $184,598, or 21.8%, compared to the nine months ended April 30, 2022, primarily due to the 32.9% decrease in consolidated net sales and a decrease in net costs related to the ongoing investigation of the Company’s advertising practices in Germany and a product recall as discussed in Note 15 to the Condensed Consolidated Financial Statements.

The decrease of $754,062, or 67.2%, in income before income taxes for the nine months ended April 30, 2023 compared to the nine months ended April 30, 2022, was primarily driven by the decrease in consolidated net sales and the decrease in the consolidated gross profit percentage noted above.

The overall effective income tax rate for the nine months ended April 30, 2023 was 23.0% compared with 23.6% for the nine months ended April 30, 2022. The primary reason for the decrease in the overall effective income tax rate was certain unfavorable tax provision adjustments that primarily resulted from changes in estimates while completing the prior-year tax return that were made during the nine months ended April 30, 2022.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

The $15,323 decrease in Corporate costs included in selling, general and administrative expenses for the nine months ended April 30, 2023 compared to the nine months ended April 30, 2022, primarily related to expenses accrued in the prior-year period related to the ongoing investigation of the Company’s advertising practices in Germany as discussed in Note 15 to the Condensed Consolidated Financial Statements. This decrease also includes a decrease in incentive compensation of $5,321 due to the decrease in income before income taxes compared to the prior-year period, and a decrease of $5,100 in costs recorded at Corporate related to our standby repurchase obligations due to a small decrease in dealer inventory levels in the current-year period as compared to a large increase in dealer inventory levels in the prior-year period. These decreases were partially offset by a stock-based compensation expense increase of $4,600, and deferred compensation increased $11,807 due to market fluctuations between the two periods.

The $9,090 increase in net expense in Corporate interest and other income and expense for the nine months ended April 30, 2023 compared to the nine months ended April 30, 2022 includes an increase in net interest expense and fees of $7,999 on our debt primarily due to higher interest rates compared to the prior-year period, and a decrease of $7,819 in non-cash foreign currency gains on certain Euro-denominated loans in the current-year period as compared to the prior-year period. In addition, the current-year period included operating losses of $6,248 related to our Roadpass Digital joint venture as discussed in Note 9 to the Condensed Consolidated Financial Statements. These increases in net expense were partially offset by the favorable change of $11,852 in the fair value of the Company's deferred compensation plan assets due to market fluctuations between the two periods.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2023 compared to the nine months ended April 30, 2022:

	Nine Months Ended April 30, 2023	% of Segment Net Sales	Nine Months Ended April 30, 2022	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towables
Travel Trailers	$2,030,451	62.1	$4,316,049	62.9	$(2,285,598)	(53.0)
Fifth Wheels	1,241,516	37.9	2,550,010	37.1	(1,308,494)	(51.3)
Total North American Towables	$3,271,967	100.0	$6,866,059	100.0	$(3,594,092)	(52.3)

	Nine Months Ended April 30, 2023	% of Segment Shipments	Nine Months Ended April 30, 2022	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towables
Travel Trailers	63,106	77.0	155,896	80.3	(92,790)	(59.5)
Fifth Wheels	18,835	23.0	38,335	19.7	(19,500)	(50.9)
Total North American Towables	81,941	100.0	194,231	100.0	(112,290)	(57.8)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towables
Travel Trailers						6.5
Fifth Wheels						(0.4)
Total North American Towables						5.5

The decrease in total North American towables net sales of 52.3% compared to the prior-year period resulted from a 57.8% decrease in unit shipments and a 5.5% increase in the overall net price per unit due to the combined impact of changes in price and product mix, which included net selling price increases to help offset higher material costs. The decrease in unit shipments is primarily due to a softening in dealer and consumer demand in comparison with the record demand in the prior-year period, which included independent dealers restocking their inventory unit stock levels. According to statistics published by RVIA, for the nine months ended April 30, 2023, combined North American travel trailer and fifth wheel wholesale unit shipments decreased 53.5% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the nine-month periods ended March 31, 2023 and 2022, our North American market share for travel trailers and fifth wheels combined was 42.1% and 41.4%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the travel trailer product line of 6.5% was primarily due to the impact of selling price increases, primarily to offset higher material costs, and product mix changes compared to the prior-year period, partially offset by increased sales discounts. The slight decrease in the overall net price per unit within the fifth wheel product line of 0.4% was primarily due to the impact of selling price increases, primarily due to higher material costs, being offset by elevated sales discounting.

North American towables cost of products sold decreased $2,747,647 to $2,879,250, or 88.0% of North American towables net sales, for the nine months ended April 30, 2023 compared to $5,626,897, or 82.0% of North American towables net sales, for the nine months ended April 30, 2022. The changes in material, labor, freight-out and warranty costs comprised $2,652,386 of the $2,747,647 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American towables net sales increased to 80.4% for the nine months ended April 30, 2023 compared to 77.0% for the nine months ended April 30, 2022, primarily as a result of an increase in the material cost percentage compared to the prior-year period due to increased sales discounts, which effectively decrease net selling prices and correspondingly increase the material cost percentage, as well as higher material costs since the prior-year period. The warranty cost percentage also increased. Total manufacturing overhead decreased $95,261 in correlation with the decrease in sales, but increased as a percentage of North American towables net sales from 5.0% to 7.6%, as the decreased net sales levels resulted in higher overhead costs per unit sold.

The decrease of $846,445 in North American towables gross profit for the nine months ended April 30, 2023 compared to the nine months ended April 30, 2022 was driven by the decrease in net sales and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease of $153,597 in North American towables selling, general and administrative expenses for the nine months ended April 30, 2023 compared to the nine months ended April 30, 2022 includes the impact of the decrease in North American towables net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $149,946. The remaining decrease is primarily due to a decrease in settlement costs related to a product recall related to certain purchased parts utilized in certain of our North American towable products, as discussed in Note 15 to the Condensed Consolidated Financial Statements. These decreases were partially offset by an increase of $7,640 in sales-related travel, advertising and promotions costs, as certain dealer shows attended in the current-year period were canceled in the prior-year period due to COVID-19 concerns. The increase in the overall selling, general and administrative expense as a percentage of North American towables net sales is primarily due to the decrease in net sales.

The decrease of $687,403 in North American towables income before income taxes for the nine months ended April 30, 2023 compared to the nine months ended April 30, 2022 was primarily due to the decrease in North American towables net sales, and the primary reason for the decrease in percentage was the increase in the cost of products sold percentage noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2023 compared to the nine months ended April 30, 2022:

	Nine Months Ended April 30, 2023	% of Segment Net Sales	Nine Months Ended April 30, 2022	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$887,678	33.4	$1,314,067	44.5	$(426,389)	(32.4)
Class C	1,216,537	45.8	1,057,015	35.8	159,522	15.1
Class B	553,827	20.8	583,797	19.7	(29,970)	(5.1)
Total North American Motorized	$2,658,042	100.0	$2,954,879	100.0	$(296,837)	(10.0)

	Nine Months Ended April 30, 2023	% of Segment Shipments	Nine Months Ended April 30, 2022	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	4,326	21.9	6,689	29.6	(2,363)	(35.3)
Class C	10,844	54.8	10,268	45.5	576	5.6
Class B	4,621	23.3	5,632	24.9	(1,011)	(18.0)
Total North American Motorized	19,791	100.0	22,589	100.0	(2,798)	(12.4)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						2.9
Class C						9.5
Class B						12.9
Total North American Motorized						2.4

The decrease in total North American motorized net sales of 10.0% compared to the prior-year period resulted from a 12.4% decrease in unit shipments due to softening dealer and consumer demand, and a 2.4% increase in the overall net price per unit due to the combined impact of changes in product price and mix, which included net selling price increases to help offset higher material and other input costs. According to statistics published by RVIA, for the nine months ended April 30, 2023, combined North American motorhome wholesale unit shipments decreased 5.5% compared to the same period last year. According to statistics published by Stat Surveys, for the nine-month periods ended March 31, 2023 and 2022, our North American market share for motorhomes was 47.3% and 48.5%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 2.9% was primarily due to net selling price increases since the prior-year period to offset known and anticipated material and other input cost increases, partially offset by a higher concentration of sales of the more moderately-priced gas Class A products in the current-year period. The increase in the overall net price per unit within the Class C product line of 9.5% was primarily due to net selling price increases since the prior-year period to offset higher material and other input costs as well as product mix changes. The increase in the overall net price per unit within the Class B product line of 12.9% was primarily due to net selling price increases since the prior-year period, and a higher concentration of sales of higher-priced Class B products in the current-year period.

North American motorized cost of products sold decreased $213,185 to $2,271,788, or 85.5% of North American motorized net sales, for the nine months ended April 30, 2023 compared to $2,484,973, or 84.1% of North American motorized net sales, for the nine months ended April 30, 2022. The changes in material, labor, freight-out and warranty costs comprised $212,110 of the $213,185 decrease due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American motorized net sales increased to 79.9% for the nine months ended April 30, 2023 compared to 79.0% for the nine months ended April 30, 2022, with the increase primarily due to an increase in the warranty cost percentage. Total manufacturing overhead decreased $1,075 but increased as a percentage of North American motorized net sales from 5.1% to 5.6% as the decrease in net sales levels resulted in slightly higher overhead costs per unit sold.

The decrease of $83,652 in North American motorized gross profit for the nine months ended April 30, 2023 compared to the nine months ended April 30, 2022 was driven by the decrease in net sales, while the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

The decrease of $10,060 in North American motorized selling, general and administrative expenses for the nine months ended April 30, 2023 compared to the nine months ended April 30, 2022 is primarily due to the decreases in North American motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $19,338. This decrease was partially offset by an increase in sales-related travel, advertising and promotional costs of $2,383, as certain dealer shows attended in the current-year period were canceled in the prior-year period due to COVID-19 concerns, and an increase in professional fees and related settlement and RV repurchase costs of $5,765.

The decrease of $75,065 in North American motorized income before income taxes for the nine months ended April 30, 2023 compared to the nine months ended April 30, 2022 was primarily due to the decrease in North American motorized net sales, and the primary reason for the decrease in percentage was the increase in the cost of products sold percentage noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2023 compared to the nine months ended April 30, 2022:

	Nine Months Ended April 30, 2023	% of Segment Net Sales	Nine Months Ended April 30, 2022	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$901,926	44.7	$1,057,039	50.8	$(155,113)	(14.7)
Campervan	648,717	32.1	520,778	25.0	127,939	24.6
Caravan	272,521	13.5	266,605	12.8	5,916	2.2
Other	194,827	9.7	236,307	11.4	(41,480)	(17.6)
Total European	$2,017,991	100.0	$2,080,729	100.0	$(62,738)	(3.0)

	Nine Months Ended April 30, 2023	% of Segment Shipments	Nine Months Ended April 30, 2022	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	12,523	32.8	17,430	40.4	(4,907)	(28.2)
Campervan	13,853	36.3	13,349	30.9	504	3.8
Caravan	11,755	30.9	12,410	28.7	(655)	(5.3)
Total European	38,131	100.0	43,189	100.0	(5,058)	(11.7)

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change

European
Motorcaravan	(7.8)	21.3	13.5
Campervan	(7.8)	28.6	20.8
Caravan	(7.8)	15.3	7.5
Total European	(7.8)	16.5	8.7

The decrease in total European recreational vehicle net sales of 3.0% compared to the prior-year period resulted from an 11.7% decrease in unit shipments and an 8.7% increase in the overall net price per unit due to the total combined impact of changes in foreign currency, product mix and price. The decrease in European recreational vehicle net sales of $62,738 includes a decrease of $162,249, or 7.8% of the 3.0% decrease, due to the decrease in foreign exchange rates since the prior-year period. Sales on a constant-currency basis increased by 4.8%.

The overall net price per unit increase of 8.7% includes a 7.8% decrease due to the impact of foreign currency exchange rate changes and a 16.5% increase due to the combined impact of product mix and selling price increases to offset increased material and other input costs.

The constant-currency increases in the overall net price per unit within the Motorcaravan product line of 21.3% and the Campervan product line of 28.6% were primarily due to the impact of selling price increases and product mix changes. The increase in the overall net price per unit due to product mix and price within the Caravan product line of 15.3% was primarily due to the impact of selling price increases.

European recreational vehicle cost of products sold decreased $117,395 to $1,705,916, or 84.5% of European recreational vehicle net sales, for the nine months ended April 30, 2023 compared to $1,823,311, or 87.6% of European recreational vehicle net sales, for the nine months ended April 30, 2022. The changes in material, labor, freight-out and warranty costs comprised $119,892 of the $117,395 decrease. Material, labor, freight-out and warranty costs as a combined percentage of European recreational vehicle net sales decreased to 73.9% for the nine months ended April 30, 2023 compared to 77.5% for the nine months ended April 30, 2022, with the decrease primarily due to a decrease in the material cost percentage due to net selling price increases and product mix changes. The labor and warranty cost percentages also both improved. Total manufacturing overhead increased as a percentage of European recreational vehicle net sales from 10.2% to 10.6% primarily due to the net sales reduction resulting in increased overhead costs per unit sold.

The increase of $54,657 in European recreational vehicle gross profit for the nine months ended April 30, 2023 compared to the nine months ended April 30, 2022 was due to the decrease in the cost of products sold percentage noted above.

The $228 decrease in European recreational vehicle selling, general and administrative expenses for the nine months ended April 30, 2023 compared to the nine months ended April 30, 2022 was due to the reduction in foreign exchange rates since the prior-year period, which offset the increase in selling, general and administrative expenses on a constant-currency basis. The constant-currency increase was primarily due to increased advertising and promotion costs, as participation in most European trade fairs in the prior-year period was canceled due to the COVID-19 pandemic but resumed in the current-year period. Compensation and benefit costs also increased.

The primary reason for the $65,700 increase in European recreational vehicle income before income taxes, in spite of the decrease in European recreational vehicle net sales, was the improvement in the cost of products sold percentage noted above. The increase in the net income before income taxes percentage to net sales was primarily due to the improvement in the cost of products sold percentage noted above, partially offset by the increase in the selling general and administrative expense percentage noted above. Amortization expense was also 0.6% lower as a percentage of sales in the current year compared to the prior-year period.

Financial Condition and Liquidity

As of April 30, 2023, we had $353,226 in cash and cash equivalents, of which $258,452 was held in the U.S. and the equivalent of $94,774, predominantly in Euros, was held in Europe, compared to $311,553 on July 31, 2022, of which $256,492 was held in the U.S. and the equivalent of $55,061, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of this $41,673 increase in cash and cash equivalents are described in more detail below.

Net working capital at April 30, 2023 was $1,364,233 compared to $1,306,563 at July 31, 2022. Capital expenditures of $150,466 for the nine months ended April 30, 2023 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. In addition, the unused availability under our revolving asset-based credit facility is generally available to the Company for general operating purposes, and approximated $950,000 at April 30, 2023. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

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

Subsequent to April 30, 2023, we made principal payments totaling $50,000 to fully pay off the outstanding balance on our asset-based credit facility and paid $85,000 against the principal balance of our U.S. term loan.

We anticipate capital expenditures during the remainder of fiscal 2023 for the Company ranging from approximately $50,000 to $60,000, primarily for certain building projects and certain automation projects, as well as replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business. We anticipate approximately two-thirds of the anticipated capital expenditures will be in North America and one-third in Europe, and that these expenditures will be funded by cash provided by our operating activities.

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

Operating Activities

Net cash provided by operating activities for the nine months ended April 30, 2023 was $474,120 as compared to net cash provided by operating activities of $637,549 for the nine months ended April 30, 2022.

For the nine months ended April 30, 2023, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $511,534 of operating cash, while the change in net working capital resulted in a net use of $37,414 of operating cash during that period.

For the nine months ended April 30, 2022, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $1,082,146 of operating cash. The change in working capital resulted in the use of $444,597 of operating cash during that period, primarily due to an increase in inventory, as production levels increased due to continued heightened consumer demand, and ongoing supply constraints caused work in process and other inventory categories to increase. In addition, there was an increase in accounts receivable. These increases were partially offset by an increase in accounts payable primarily related to the inventory growth, and an increase in accrued liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended April 30, 2023 was $171,562, primarily due to capital expenditures of $150,466.

Net cash used in investing activities for the nine months ended April 30, 2022 was $971,846, primarily due to $781,967 used in business acquisitions, primarily for the Airxcel acquisition discussed in Note 2 to the Condensed Consolidated Financial Statements, and capital expenditures of $170,702.

Financing Activities

Net cash used in financing activities for the nine months ended April 30, 2023 was $266,068, including payments of $50,000 on the asset-based credit facility and $102,355 on the term-loan credit facilities, in addition to treasury share repurchases of $42,007. Regular quarterly dividend payments of $0.45 per share for each of the first three quarters of fiscal 2023 were also made totaling $71,978.

Net cash provided by financing activities for the nine months ended April 30, 2022 was $250,452, consisting primarily of borrowings of $660,088 on the revolving asset-based credit facilities, which included $625,000 borrowed in connection with the acquisition of Airxcel and $35,088 for temporary working capital needs, in addition to $500,000 in proceeds from the issuance of Senior Unsecured Notes in October 2021, which were then used as part of the $559,035 in payments on the ABL facility. Payments of $132,407 were also made on the term-loan credit facilities and other debt. Regular quarterly dividend payments of $0.43 per share for each of the first three quarters of fiscal 2022 were made totaling $71,496, and $98,321 was spent on treasury share repurchases.

The Company increased its previous regular quarterly dividend of $0.43 per share to $0.45 per share in October 2022. In October 2021, the Company increased its previous regular quarterly dividend of $0.41 per share to $0.43 per share.

Accounting Standards

None.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and the notes to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended July 31, 2022. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended July 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates. At times, the Company enters into hedging transactions to mitigate certain of these risks in accordance with guidelines established by the Company’s management. The Company does not use financial instruments for trading or speculative purposes.

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

The Company also holds $557,228 of debt denominated in Euros at April 30, 2023. A hypothetical 10% change in the Euro/U.S. Dollar exchange rate would change our April 30, 2023 debt balance by approximately $55,723.

INTEREST RATE RISK – The Company uses pay-fixed, receive-floating interest rate swaps to convert a portion of the Company’s long-term debt from floating to fixed-rate debt. As of April 30, 2023, the Company has $110,175 as notional amounts hedged in relation to the floating-to-fixed interest rate swap. The notional amounts hedged will decrease on a quarterly basis to zero by August 1, 2023.

Based on our interest rate exposure at April 30, 2023, assumed floating-rate debt levels throughout the next 12 months and the effects of our existing derivative instruments, a one-percentage-point increase in interest rates (approximately 13.6% of our weighted-average interest rate at April 30, 2023) would result in an estimated $11,017 pre-tax reduction in net earnings over a one-year period.

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

During the quarter ended April 30, 2023, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Although risks specific to the supply chain disruptions are ongoing, and macroeconomic issues like general inflation, as well as certain geopolitical events, including military conflicts, remain, at this point there have been no material changes in those risks or any others from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2023, the Company used $16,600 to purchase shares of common stock under its share repurchase authorizations. The Company’s total remaining authorizations for common stock repurchases was $491,207 at April 30, 2023.

A summary of the Company’s share repurchases during the three months ended April 30, 2023 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
2/1/23 – 2/28/23	—	$—	—	$507,807
3/1/23 – 3/31/23	190,233	$78.83	190,233	$492,811
4/1/23 – 4/30/23	20,566	$77.99	20,566	$491,207
	210,799		210,799
(1)On December 21, 2021, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to repurchase shares of the Company’s common stock through December 21, 2024. On June 24, 2022, the Board authorized Company management to utilize up to an additional $448,321 to repurchase shares of the Company’s common stock through July 31, 2025. Under the two share repurchase authorizations, the Company is authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of its common stock in the open market, in privately negotiated transactions or by other means. The timing and amount of share repurchases will be determined at the discretion of the Company’s management team based upon the market price of the stock, management's evaluation of general market and economic conditions, cash availability and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under this program. During the nine months ended April 30, 2023, the Company purchased 549,532 shares of its common stock, at various times in the open market, at a weighted-average price of $76.44 and held them as treasury shares at an aggregate purchase price of $42,007, all from the December 21, 2021 authorization. As of April 30, 2023, the remaining amount of the Company's common stock that may be repurchased under the December 21, 2021 $250,000 authorization expiring on December 21, 2024 is $42,886. As of April 30, 2023, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $448,321. As of April 30, 2023, the total remaining amount of the Company’s common stock that may be repurchased under these two authorizations is $491,207.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company's Quarterly report on Form 10-Q for the quarter ended April 30, 2023 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	June 6, 2023	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	June 6, 2023	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer