Form 10-K
period 2023-07-31
THOR INDUSTRIES INC
filed 2023-09-25
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2023
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
Yes  ☐    No  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2023 was approximately $4.871 billion based on the closing price of the registrant’s common shares on January 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) current executive officers of the registrant who are identified as “named executive officers” pursuant to Item 10 of the registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023 and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. The exclusion of such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of shares of the registrant’s common stock outstanding as of September 15, 2023 was 53,314,310.
Documents incorporated by reference:
Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Our principal North American recreational vehicle operating subsidiaries are Airstream, Inc. (“Airstream”), Heartland Recreational Vehicles, LLC (“Heartland”, which includes Cruiser RV, LLC (“CRV”) and DRV, LLC (“DRV”)), Jayco, Inc. (“Jayco”, which includes Jayco, Starcraft, Highland Ridge and Entegra Coach), Keystone RV Company (“Keystone”, which includes CrossRoads and Dutchmen), K.Z., Inc. (“KZ”, which includes Venture RV), Thor Motor Coach, Inc. (“Thor Motor Coach”) and Tiffin Motorhomes, Inc. ("Tiffin Group").

Our European recreational vehicle operations include eight primary RV production locations producing numerous brands within Europe, including Buccaneer, Buerstner, Carado, Compass, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore.

Acquisitions

Fiscal 2022

Airxcel

On September 1, 2021, the Company acquired Wichita, Kansas-based AirX Intermediate, Inc. (“Airxcel”) as part of its long-term strategic growth plan. Airxcel manufactures a comprehensive line of high-quality component products which are sold primarily to RV original equipment manufacturers ("OEMs") as well as consumers via aftermarket sales through dealers and retailers. Airxcel provides industry-leading products in recreational vehicle heating, cooling, ventilation, cooking, window coverings, sidewalls and roofing materials, among others. The acquisition provides numerous benefits, including strengthening the RV supply chain, diversifying the Company's revenue sources and expanding Airxcel’s supply chain business in North America and Europe. Airxcel operates as an independent operation in the same manner as the Company's other subsidiaries.

Fiscal 2021

Tiffin Group

On December 18, 2020, the Company closed on a Stock Purchase Agreement (“Tiffin Group SPA”) for the acquisition of all of the issued and outstanding capital stock of luxury motorized recreational vehicle manufacturer Tiffin Motorhomes, Inc., and certain other associated operating and supply companies, which primarily supply component parts and services to Tiffin Motorhomes, Inc. (collectively, the "Tiffin Group"). Tiffin Group, LLC, a wholly-owned subsidiary of the Company, owns the Tiffin Group. Tiffin Motorhomes, Inc. operates out of various locations in Alabama and Mississippi. The Company purchased the Tiffin Group to complement its existing RV product offerings and North American independent dealer base.

North American Recreational Vehicles

THOR, through its operating subsidiaries, is currently the largest manufacturer of RVs in North America, by units sold and revenue, based on retail statistics published by Statistical Surveys, Inc. ("Stat Surveys") and other reported data. Our North American operating subsidiaries are as follows:

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

Heartland

Heartland manufactures and sells conventional travel trailers and fifth wheels and includes the operations of Heartland, Cruiser RV and DRV. Heartland, including Cruiser RV and DRV, manufactures and sells conventional travel trailers and fifth wheels under trade names such as Bighorn, Trail Runner, North Trail, Cyclone, Torque, Prowler, Milestone, Shadow Cruiser, MPG, Hitch, Sundance and Stryker and luxury fifth wheels under the trade name DRV Mobile Suites.

Jayco

Jayco manufactures and sells conventional travel trailers, fifth wheels and motorhomes, and includes the operations of Jayco, Starcraft, Highland Ridge and Entegra Coach. Jayco manufactures and sells conventional travel trailers and fifth wheels under trade names such as Jay Flight, Jay Feather, Eagle and Pinnacle, and also manufactures Class A, Class C and Class B motorhomes under trade names such as Alante, Precept, Greyhawk and Redhawk. Starcraft manufactures and sells conventional travel trailers and fifth wheels under trade names such as Autumn Ridge and Super Lite. Highland Ridge manufactures and sells conventional travel trailers and fifth wheels under trade names such as Open Range. Entegra Coach manufactures and sells Class A motorhomes under trade names such as Insignia, Aspire, Anthem and Cornerstone and Class A, Class B and Class C motorhomes under trade names such as Odyssey, Esteem and Emblem.

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

KZ

KZ manufactures and sells conventional travel trailers and fifth wheels and includes the operations of KZ and Venture RV. KZ manufactures and sells conventional travel trailers and fifth wheels under trade names such as Classic, Escape, Sportsmen, Connect, Venom, Gold, Durango and Sportster, while Venture RV manufactures and sells conventional travel trailers under trade names such as Stratus, SportTrek and Sonic.

Thor Motor Coach

Thor Motor Coach manufactures and sells gasoline and diesel Class A, Class B and Class C motorhomes. Its products are sold under trade names such as Ace, Aria, Axis, Chateau, Compass, Dazzle, Delano, Echelon, Four Winds, Gemini, Geneva, Hurricane, Magnitude, Miramar, Omni, Outlaw, Palazzo, Quantum, Resonate, Rize, Riviera, Sanctuary, Scope, Sequence, Tellaro, Tiburon, Tranquility, Twist, Vegas and Windsport.

Tiffin Group

The Tiffin Group manufactures and sells conventional motorhomes and includes the operations of Tiffin Motorhomes, Inc. Tiffin Motorhomes, Inc. manufactures and sells premium diesel and gasoline Class A, Class C and Class B motorhomes under trade names such as Allegro, Allegro Bay, Allegro Breeze, Allegro Bus, Allegro Red, Byway, Midas, Phaeton, Wayfarer and Zephyr.

European Recreational Vehicles

THOR, through its Erwin Hymer Group ("EHG") operating subsidiary, is a leading manufacturer of recreational vehicles in Europe, according to statistics published by the Caravaning Industry Association e.V. (“CIVD”) and the European Caravan Foundation (“ECF”).

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

Product Line Sales and Segment Information

The Company has three reportable segments: (1) North American Towable Recreational Vehicles, (2) North American Motorized Recreational Vehicles and (3) European Recreational Vehicles. The North American Towable Recreational Vehicles reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (including Cruiser RV and DRV), Jayco (including Jayco towable, Starcraft and Highland Ridge), Keystone (including CrossRoads and Dutchmen), and KZ (including Venture RV). The North American Motorized Recreational Vehicles reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (including Jayco motorized and Entegra Coach), Thor Motor Coach and the Tiffin Group. The European Recreational Vehicles reportable segment consists solely of the EHG business. EHG manufactures a full line of motorized and towable recreational vehicles, including motorcaravans, campervans, urban vehicles and caravans in eight RV production facilities within Europe.

The operations of the Company’s Airxcel and Postle subsidiaries are included in “Other" in Note 3 to the Consolidated Financial Statements. Net sales included in Other primarily relate to the sale of aluminum extrusions and specialized RV-component products. Intercompany eliminations adjust for Airxcel and Postle sales to the Company’s North American Towable and North American Motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of such components to third-party customers.

Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, deferred compensation plan assets and certain Corporate real estate holdings primarily utilized by certain U.S.-based operating subsidiaries.

The table below sets forth the contribution of each of the Company’s reportable segments to net sales in each of the last three fiscal years:

	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Recreational vehicles:
North American Towable (1)	$4,202,628	37.8	$8,661,945	53.1	$6,221,928	50.5
North American Motorized (1)	3,314,170	29.8	3,979,647	24.4	2,669,391	21.7
European	3,037,147	27.3	2,887,453	17.7	3,200,079	26.0
Total recreational vehicles	10,553,945	94.9	15,529,045	95.2	12,091,398	98.2
Other (2)	777,639	7.0	1,225,824	7.5	373,174	3.0
Intercompany eliminations	(209,979)	(1.9)	(442,344)	(2.7)	(147,192)	(1.2)
Total	$11,121,605	100.0	$16,312,525	100.0	$12,317,380	100.0
(1)The North American Towable and North American Motorized totals include approximately 7 months of operations in FY 2021 for the Tiffin Group from the December 18, 2020 acquisition date.
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

European Recreational Vehicles

In Europe, a caravan is a travel trailer which is a non-motorized vehicle designed to be towed by passenger automobiles, SUVs or vans. Caravans provide comfortable, self-contained living facilities for camping, vacationing and multiple other purposes. In Europe, the focus is on lighter and smaller caravans that can even be towed by small passenger cars.

Motorcaravans are similar to the Class A and Class C motorized products in the North American market. Motorcaravans include various types such as integrated, semi-integrated and alcove, and are generally constructed on light-duty truck chassis, supplied complete with engine and drivetrain components by chassis manufacturers such as Stellantis, Mercedes-Benz, Ford and Iveco. The main difference between European motorcaravans as compared to RVs in the North American market is that the focus in Europe is on lighter and smaller vehicles due to weight restrictions and driving license requirements.

An integrated motorcaravan contains driving and passenger space that is completely integrated into the vehicle, along with the living area, which creates a great feeling of openness. The driver/passenger and living areas are made of one compartment and form a single unit.

A semi-integrated motorcaravan is one in which the cab (driver/passenger compartment) belongs to the chassis. This means that the existing driver/passenger area is complemented by an attached living area. As a result, the advantages of the basic vehicle are enhanced by mobile living.

An alcove motorcaravan is one where there is an additional sleeping space located above the driver’s cab. This superstructure is called an “alcove” and it comprises sleeping accommodations for two people. Behind the driver’s cab is an additional bedroom and a living space with basic equipment.

A campervan is comparable to the Class B motorhome in the North American market. They are generally built on a Stellantis, Mercedes-Benz or Ford panel van chassis which includes an engine, drivetrain components and a finished cab section. A constructed living area provides access to the driver’s compartment and attaches to the cab section. As they are smaller and more compact than typical motorcaravans, a campervan has the advantage of being easier to maneuver and easier to park.

An urban vehicle is a multi-functional vehicle, similar to a minivan, which is generally built on a Stellantis or Ford chassis and is mainly used as a family vehicle but has a small removable kitchen and sitting area that can be converted into a sleeping area. Additionally, these vehicles are equipped with a pop-up roof to provide additional sleeping quarters.

Production
In order to minimize finished inventory, our recreational vehicles in both North America and Europe are generally produced to dealer order. Our facilities are designed to provide efficient, assembly-line manufacturing of products. In North America, capacity increases can generally be achieved relatively quickly and at relatively low cost, largely by acquiring, leasing or building additional facilities and equipment and increasing the number of production employees. In Europe, that process usually takes a bit longer and involves higher costs. In North America, capacity decreases can generally be achieved relatively quickly and at relatively low cost, mainly by decreasing the number of production employees. In Europe, short-term capacity decreases can generally be achieved by adjusting work schedules and reducing the number of contract and temporary workers.
We purchase many of the components used in the production of our recreational vehicles in their finished form. The principal raw materials used in the manufacturing processes for motorhomes, including motorcaravans, campervans and urban vehicles, and travel trailers, including caravans, are chassis, aluminum, lumber, plywood, plastic, fiberglass and steel purchased from numerous suppliers.
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
While we have recently seen improvement in the supply of chassis from both North American and European suppliers from some, but not all, chassis suppliers, we do not believe the chassis supply chain is back to pre-pandemic levels. Currently it is uncertain as to what impact the current labor disputes and work stoppages involving certain U.S. automakers, who also supply chassis to us, will have on the future availability of chassis. Even beyond these issues, it is extremely difficult to predict when or whether future supply chain issues related to chassis will arise. Modifying available chassis for certain motorized products to use for other products is not a viable alternative, particularly in the short term, due to engineering requirements. These factors may continue to negatively impact our production schedule and cost structure as we try to balance our production and personnel staffing levels and schedules to the available chassis, often with short notice. The North American recreational vehicle industry has, from time to time, experienced shortages of chassis for various reasons, including component shortages, production delays or other production issues and work stoppages at the chassis manufacturers.
While the North American and European RV industries have also at times faced supply shortages or delivery delays of other, non-chassis, raw material components, our supply chain has been resilient enough to mostly support our fiscal 2023 sales, although falling somewhat short in Europe. If shortages of chassis or other component parts were to become more significant, or if other factors were to impact our suppliers' ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected. Where possible, we will continue to work closely with our suppliers on various supply chain strategies to minimize any constraints, and will continue to identify alternative suppliers where possible.
The geographic centrality of the North American RV industry in northern Indiana, where the majority of our facilities and many of our suppliers are located, could exacerbate supply chain and other COVID-19 related risks should northern Indiana, or any of the other areas in which we, our suppliers or our customers operate, become disproportionately impacted by the COVID-19 pandemic or other factors.
Generally, our North American and European RV operating subsidiaries introduce new or improved lines or models of recreational vehicles each year. Changes typically include new sizes and floor plans, different decors or design features and engineering and technological improvements.
Seasonality
Historically, since recreational vehicles were used primarily by vacationers and campers, our recreational vehicle sales tended to be seasonal and, in most geographical areas, tended to be lower during the winter months than in other periods. As a result of being primarily used for vacations, our recreational vehicle sales were historically lowest during our second fiscal quarter, which ends on January 31 of each year. However, industry wholesale shipments in calendar 2021 and the first half of calendar 2022 did not follow typical historical seasonal patterns as we and dealers responded to the high consumer demand for RVs. Our typical historical seasonal patterns began to return in fiscal 2023, and we currently expect that our typical historical seasonal patterns will return in full in fiscal 2024 as dealer inventory levels and consumer demand become more aligned.

Marketing and Distribution

We sell our recreational vehicles primarily to independent, non-franchise dealers located throughout the United States, Canada and Europe. Each of our recreational vehicle operating subsidiaries sells to its own network of independent dealers, with many dealers carrying more than one of our product lines as well as products from other manufacturers. As of July 31, 2023, there were approximately 2,400 independent, non-franchise dealership locations carrying our products in the U.S. and Canada and approximately 1,100 dealership locations, of which two are Company-owned, carrying our products throughout Europe. We believe that the working relationships between the management and sales personnel of our operating entities and the independent dealers provide us with valuable information on customer preferences and the quality and marketability of our products.

Our European brands distribute their vehicles in Europe through dealer networks that offer various EHG brands covering all price segments in each region, avoiding brand overlap even in regions with two or more dealers that offer EHG brands. The European dealer base is comprised primarily of independent dealers, although EHG does operate two Company-owned dealerships. Approximately 45% of independent European dealers sell EHG brands exclusively.

Each of our recreational vehicle operating subsidiaries has its own wholesale sales force that works directly with its independent dealers. Typically, there are wholesale shows held during the year in certain locations within the United States and Europe. These shows allow dealers to view new and existing products as well as place orders.

Historically, the most important retail sales events occur at various consumer recreational vehicle shows or trade fairs which take place throughout the year at different locations across the United States, Canada and Europe. Due to the COVID-19 pandemic and efforts to limit its spread, most retail show sponsors and dealers cancelled these shows in calendar 2020 and calendar 2021. Since January 2022, however, many of these retail shows have returned and have been well attended. We believe that we, and our dealers, are better positioned now to reach new and existing RV consumers through a strategic combination of retail shows and digital marketing activities. We also benefit in the United States from the recreational vehicle awareness advertising and marketing programs sponsored by the RVIA in national print media and television.

In our selection of individual, independent dealers, we emphasize the dealer’s ability to maintain a sufficient inventory of our products, as well as their financial stability, creditworthiness, reputation, experience and ability to provide service to the end customer. Many dealers, particularly in North America, carry the recreational vehicle lines of one or more of our competitors. Generally, our recreational vehicle operating subsidiaries each have separate dealer agreements.

One dealer, FreedomRoads, LLC, accounted for approximately 13.0% of our consolidated net sales in fiscal 2023, 2022 and 2021. This dealer also accounted for approximately 13.0% of the Company’s consolidated trade accounts receivable at July 31, 2023 and approximately 10.0% at July 31, 2022.

We generally do not finance dealer purchases. Most dealers are financed on a “floor plan” basis by an unrelated bank or financing company, which lends the dealer all, or substantially all, of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreational vehicle industry, we will generally execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request. Repurchase agreements provide that, typically for a period of up to 18 months after a unit is financed and in the event of default by the dealer and notification from the lending institution of the dealer default, we will repurchase all of the applicable or qualifying dealer units repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. Based on current conditions, we believe that future losses under these agreements would not have a material adverse effect on our Company. The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2023 and July 31, 2022 were $3,893,048 and $4,308,524, respectively. The losses incurred due to repurchase were not material in fiscal 2023, 2022 or 2021.

Backlog

The backlogs for our North American Towable, North American Motorized and European Recreational Vehicle segments as of July 31, 2023 and July 31, 2022, respectively, were as follows:

	July 31, 2023	July 31, 2022	Change Amount	% Change
Recreational vehicles
North American Towable	$756,047	$2,571,009	$(1,814,962)	(70.6)
North American Motorized	1,242,936	3,436,629	(2,193,693)	(63.8)
Total North America	1,998,983	6,007,638	(4,008,655)	(66.7)
European	3,549,660	2,753,602	796,058	28.9
Total	$5,548,643	$8,761,240	$(3,212,597)	(36.7)

The decreases in backlogs for North American Towable and North American Motorized products are primarily a result of a reduction in orders from independent dealers. We believe North American dealer inventory levels for most towable products are generally higher than the levels that dealers are comfortable stocking given the current retail sales levels and associated carrying costs. We believe dealer inventory levels for motorized product lines are generally more closely aligned to dealers’ desired stocking levels as of the end of July 2023, although carrying costs, chassis availability and retail sales activity have been factors considered as the dealers determine their stocking levels and orders. We believe dealers will continue to closely evaluate the unit stocking levels that they will elect to carry in future periods, which may be less than historical unit stocking levels due to a combination of factors such as retail activity, RV wholesale prices as well as interest rates and other carrying costs.

The increase in European Recreational Vehicle backlog is primarily a result of increased selling prices.

Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. The manufacturing time in the recreational vehicle business is relatively short. Barring any significant and longer-term material supply constraints, the existing backlogs of the North American Towable, North American Motorized and European Recreational Vehicle segments are expected to be filled in the remainder of calendar 2023 and calendar 2024.

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

Governmental authorities in the regions in which we operate have various environmental control standards relating to air, water and noise pollution which affect our business and operations. For example, these standards, which are generally applicable to all companies, control our choice of paints, our air compressor discharge, the handling of our waste water and the noise emitted by our factories. We rely upon certifications obtained by chassis manufacturers with respect to the compliance of our vehicles with applicable emission control standards.

Our plants are subject to, and are periodically inspected by, various governmental and industry agencies concerned with health and safety in the workplace to ensure that our plants and products comply with applicable governmental and industry standards. We believe that our products and facilities comply in all material respects with applicable vehicle safety (including those promulgated by NHTSA), environmental, industry, health, employee safety and other required regulations.

We do not believe that ongoing compliance with the existing regulations discussed above will have a material effect in the foreseeable future on our capital expenditures, earnings or competitive position. However, future developments in regulation and/or policy could impose significant challenges and costs upon our business operations.

Competition

The recreational vehicle industry is generally characterized by low barriers to entry. The recreational vehicle market is intensely competitive, with numerous other manufacturers selling products that compete directly with our products. We also compete against consumer demand for used recreational vehicles, particularly during periods of economic downturn, and against other forms of consumer leisure, outdoor or vacation spending priorities. We also experience a certain level of competition among our own operating subsidiaries. Increased activity in the market for used recreational vehicles may also impact manufacturers’ sales of new products and varies depending on the availability of, and the price differential of, used recreational vehicles compared to new units. Competition in the recreational vehicle industry is based upon price, design, value, quality and service. We believe that the price, design, value and quality of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreational vehicles and consumer leisure spending. There are approximately 80 RV manufacturers in the U.S. and Canada, according to Statistical Surveys, Inc. and approximately 30 RV manufacturers across Europe according to Caravaning Industry Association e.V.

Our primary RV competitors within the North American Towable and North American Motorized segments are Forest River, Inc. and Winnebago Industries, Inc. We are the largest recreational vehicle manufacturer in North America in terms of both units sold and revenue. According to Statistical Surveys, Inc., for the six months ended June 30, 2023, THOR’s current combined U.S. and Canadian market share based on unit retail sales was approximately 42.7% for travel trailers and fifth wheels combined and approximately 49.0% for motorhomes.

Our primary RV competitors within the European Recreational Vehicle segment are Trigano, Hobby/Fendt, Knaus Tabbert and various vehicle manufacturers. According to CIVD, EHG’s current European market share for the six months ended June 30, 2023 based on unit retail sales was approximately 20.6% for motorcaravans and campervans combined and approximately 18.5% for caravans.

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

Human Capital Resources

Since our founding in 1980, we have been dedicated to our key principles of operating fairly and ethically, with stewardship and transparency, under our core values of community, compassion, trustworthiness and adventure. We believe in the invigorating power of human connection and commit to our team members by teaching our leaders how to nurture, guide and foster strong relationships with them. We strive to treat others with dignity and respect, practicing thankfulness and gratitude. We endeavor to operate in a way that our word is trusted, and we are committed to providing a safe work environment for our team members while empowering them to seize opportunities around them and give them avenues to grow and learn.

At July 31, 2023, we employed approximately 24,900 full-time employees worldwide, including approximately 15,900 full-time employees in the United States, of which approximately 2,600 were salaried, and approximately 9,000 full-time employees in Europe, of which approximately 4,200 were salaried. As of July 31, 2023, fewer than 200 of our North American employees were represented by certified labor organizations. Our European-based operations are subject to employee contracts, Works Councils and certain other labor organizations. We believe that we maintain a good working relationship with our employees.

We and our operating subsidiaries share a global commitment to all our stakeholders to foster an inclusive workplace where dignity and respect for team members is encouraged and where each team member is supported to achieve their maximum potential. We believe that our performance is significantly impacted by our human capital management, and, as a result, we consistently strive to attract, select, engage, develop and retain strong, diverse talent as summarized below.

Competitive Pay and Benefits

We conduct our operations through subsidiaries located in various regions within North America and Europe, each of which operates independently with its own unique culture. Competitive compensation and benefits packages are tailored to meet the specific needs and expectations of the employees at each of our operating subsidiaries with the goal of attracting and retaining the best talent.

Team Member Safety and Wellness

Our commitment to maintaining the health, safety and well-being of each of our team members is reflected in our safety culture. With the ultimate goal of eliminating workplace injuries and hazards, our approach to safety and wellness is supported by consistent and effective communication, the regular sharing of best practices and enhanced Corporate-led safety audits, in addition to both external and internal benchmarking. Each of our operating subsidiaries, in both North America and Europe, has developed and maintain site-specific environmental health and safety plans that align with our overall goal of reducing risk and complying with safety laws, standards and regulations. We require all accidents, injuries, unsafe equipment and hazardous conditions or practices be reported immediately to management so the details can be reviewed to determine what, if any, additional safety measures are warranted to support team member health, safety and well-being.

The health, safety and wellness of our employees are key priorities for THOR. Our Corporate office and subsidiaries offer competitive benefit packages to employees. For example, as part of our health and welfare benefits, all North American team members have access to the Employee Assistance Program (“EAP”) where they can receive up to five free sessions to assist with counseling needs as well as personal and/or work-related concerns. Our EAP services are designed to help provide support for team members who are navigating life issues.

Inclusion

We strive to have an inclusive culture which enables our family of companies to be more innovative and responsive to consumer needs and deliver strong sustained performance and growth. Guided by THOR’s Inclusion Vision and Mission, each of our operating companies develops and establishes its own specific inclusion strategy. With each strategy, our companies have utilized THOR’s Inclusion Framework as a tool and guide to measure effectiveness and goal achievement. THOR's Inclusion Framework focuses on an exceptional employer brand, fostering a connected culture, executive accountability and collaborating with our diverse workforce.

At THOR, we are committed to:
•Inspiring an inclusive culture which embraces individual differences;
•Treating team members fairly and with respect;
•Establishing a workplace free from discrimination and harassment;
•Training team members to be aware of their rights and responsibilities in regards to fair treatment; and
•Providing equal opportunities based on ability, performance and potential.

Commitment to Ethical Behavior

Each year, we conduct training with certain employees, based on their role and level in the organization, on our business ethics policy. Providing our team members with resources to help make good decisions through an ethics program cultivates strong teamwork and productivity. Issues can be communicated anonymously using our multilingual, third-party hotline via phone, email or online inquiry systems. Every report is investigated and, if warranted, corrective actions are taken or implemented, and we have a policy that protects team members who report issues from any retaliation.

For more information on THOR’s human capital resources, please visit www.thorindustries.com/sustainability.

Forward-Looking Statements
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
•the loss or reduction of sales to key independent dealers, and stocking level decisions of our independent dealers;
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
•general economic, market, public health and political conditions in the various countries in which our products are produced and/or sold;
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

MACROECONOMIC, MARKET AND STRATEGIC RISKS

RV industry sales volumes can be volatile as the industry is both cyclical and seasonal, making our business subject to significant fluctuations in production rates, sales, net income and stock price.

The RV industry has historically been characterized by cycles of growth and contraction in consumer demand, generally reflecting prevailing economic and demographic conditions which affect disposable income for leisure-time activities. Changes can impact the RV industry suddenly and severely. Consequently, the results of any prior period may not be indicative of results for any future period.

In addition to the RV industry cyclicality, we have experienced, and expect to experience in future periods, significant variability in quarterly production rates, sales and net income as a result of annual seasonality in our business. Because recreational vehicles are used primarily by vacationers and campers, demand, sales and profits in the RV industry generally decline during the fall and winter months, while demand, sales and profits are generally highest during the spring and summer months. Various factors such as public health issues, constraints in the labor pool, supply chain disruptions, economic conditions and desired dealer stocking levels have disrupted, and may disrupt in the future, the historical trends in the seasonality of our business in both North America and Europe.

Our business is structured to quickly align production rates and cost structure to meet rapidly changing market conditions. However, if we are unable to ramp production, and the corresponding workforce, up or down quickly enough in response to rapid changes in demand, we may not be able to effectively manage our costs, which could negatively impact operating results, and we may also lose sales and market share.

The stock market, in general, experiences volatility that has often been unrelated to the underlying operating performance of companies. Likewise, at various points in our history, our stock price has experienced volatility that has not been correlated to our operating results. If this volatility were to occur in the future, the trading price of our common stock could decline significantly, independent of our actual operating performance. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, among other things, the following:
•Development of new products and features by our competitors;
•Development of new collaborative arrangements by us, our competitors or other parties;
•Actual or anticipated changes in government regulations applicable to our business in the various jurisdictions in which we operate;
•Changes in investor perception of our business and/or management;
•Changes in global economic conditions or general market conditions in our industry;
•Changes in interest rates and credit availability and their impact on our industry;
•Changes in market expectations of our future growth and profitability;
•Future health crisis developments, including the imposition of various governmental mandates;
•Occurrence of disruptive or catastrophic economic or political events; and
•Sales of our common stock held by certain equity investors or members of management.

The Company’s stock price may also reflect expectations regarding our stock repurchase activity and our dividend rate. If we fail to meet expectations related to future growth, profitability, dividends, share repurchases or other market expectations, analysts or investors could change their opinions and/or recommendations regarding our stock and our stock price may decline, which could have a material adverse impact on investor confidence.

With our global footprint, our business could be adversely affected by macroeconomic and geopolitical developments as well as actual or potential public health emergencies.

Due to the interconnectedness of the global economy, the challenges of a financial crisis, economic downturn or recession, natural disaster, war, geopolitical crisis, public health emergency or other significant event in one area of the world can have a sudden material adverse impact on markets around the world. RV industry sales volume in our key markets can be volatile and could decline if there is a financial crisis, recession or significant geopolitical event. Our results of operations are generally sensitive to changes in overall economic and political conditions, including recessionary conditions, inflationary or deflationary pressures, prolonged high unemployment rates, significant changes in the cost and/or availability of fuel or energy, low consumer confidence, higher interest rates, restrictions and/or shortages of natural gas or other fuels, terrorism and military conflicts. Historically, we have seen that in times of economic uncertainty, consumers who have less discretionary income generally defer spending on high-cost, discretionary products, such as RVs. Although the RV industry recently experienced increased sales and operating results as a result of the unique consumer demand for recreational vehicles associated with the COVID-19 pandemic, more recently we have seen demand for RVs decrease amid high inflation, rising interest rates, political uncertainty and numerous other macroeconomic indices which have generally worsened in the regions in which we operate. In the event of future economic, political or health crises, we may experience an adverse effect on our financial condition and on our operational performance.

The industry in which we operate is highly competitive both in North America and in Europe and our requirements as a public company may put us at a competitive disadvantage.

The RV industry is generally characterized by relatively low barriers to entry, which results in a highly competitive business environment. According to Stat Surveys and CIVD, respectively, there are approximately 80 RV manufacturers in the U.S. and Canada and approximately 30 RV manufacturers across Europe. Competition within the industry is based upon price, design, value, quality, service, brand awareness and reputation, as well as other factors. Competitive pressures have, from time to time, resulted in a reduction of our profit margins and/or a reduction in our market share. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. In addition, as a public company, we are required to disclose certain information that may put us at a competitive disadvantage compared to certain of our competitors who are either non-public or are not required to disclose specific industry-related information due to the immateriality of that information to their parent company’s consolidated operations.

Due to the robust interest in the RV lifestyle, a number of start-up companies in North America, and certain automotive manufacturers, in both North America and Europe, have recently entered the RV industry with the introduction of products that directly compete with our products. If existing or new competitors develop products that are superior to, are more innovative than, achieve better consumer acceptance than, or are offered at a lower net price to dealers than our products, our market share, sales volume and profit margins may be adversely affected. Not only does our Company compete against numerous existing RV manufacturers, but a number of our operating subsidiaries directly compete with each other.

In addition to direct competition from other RV manufacturers, we also continuously compete against consumer demand for used recreational vehicles, particularly during periods of economic downturn. Increased availability of used recreational vehicles and significant price differences between new and used recreational vehicles, as a result of an economic downturn or otherwise, could have a material adverse effect on demand for our products and our results of operations.

Finally, we also face competition from other consumer leisure, discretionary and vacation spending alternatives, such as cruises, vacation homes, timeshares, tent camping and other traditional vacations along with other recreational products like boats and motorcycles. Changes in actual or perceived value among these alternatives by consumers could impact our future sales volume and profitability.

Our long-term success and competitiveness depends on the successful execution of our innovation initiatives.

A key driver in our historical performance and growth has been our ability to maintain our strong brands and to continuously develop and introduce innovative new and improved products at a reasonable cost that are desired by consumers. Adoption of new technological advances and changing governmental regulatory mandates could result in changes in consumer preferences for recreational vehicles or the types of recreational vehicles consumers prefer. These changes could include shifts to smaller recreational vehicles, electric recreational vehicles, autonomous recreational vehicles or other currently unanticipated changes. Our long-term success and competitiveness depends on our ability to timely, effectively and accurately predict or identify and respond to changing consumer preferences, including an anticipated continued shift in consumer desire for connected recreational vehicles with a focus on ease of use and a high-quality customer experience.

To successfully execute our long-term strategy, we believe we must continue to develop and successfully market our existing products as well as new products, including lightweight motorized and towable recreational vehicles, electric recreational vehicles with sufficient user range capability and innovative services that enrich the end users’ RV experience. Our initiatives to invest in the future of the RV industry, including automation of certain of our production processes and investments in new product and service innovation, are likely to be costly and may not be successful. The uncertainties associated with developing and introducing innovative new and improved products and services, such as gauging changing consumer demands and preferences and successfully developing, manufacturing, marketing and selling these products, may impact the success of our product introductions. Further, we cannot be certain that our new product introductions will not reduce revenues from existing models and adversely affect our results of operations. If the products we introduce do not gain widespread market acceptance, or if our competitors’ new products obtain better market acceptance or render our products obsolete, we could lose sales or be required to reduce our prices, which could adversely impact our results of operations and financial position. In addition, there is no guarantee that our innovation or automation efforts will lead to products or services that will be introduced to market or that an initial product or service concept or design will result in a unit that generates sales in sufficient quantities and at high enough prices to be profitable.

OPERATIONAL RISKS

We are highly dependent on our suppliers to deliver raw materials and component parts timely and in sufficient quantities to meet our production demands.

We depend on timely and sufficient delivery of raw materials and component parts from our suppliers. If there is a shortage of raw materials or component parts in our supply chain or a supplier is unable to deliver raw materials and component parts to us because of a production issue, limited availability of materials, shipping problems or other reason, the shortage may disrupt our operations or increase our cost of production. For example, in fiscal 2023, ongoing supply chain constraints of component parts other than chassis, primarily within our European operations, had a negative impact on our business and our consolidated financial results and financial position, and we expect supply constraints of certain of these other components to continue through at least the first half of fiscal 2024.

Raw materials and component parts are generally sourced from a number of suppliers that may not have: (1) the ability to meet our needs timely or completely, (2) the financial reserves or borrowing power to successfully manage through an economic hardship or (3) the ability to financially support potential warranty or recall demands. Additionally, some of our suppliers have in the past discontinued, or could in the future discontinue, their business or the materials or component parts we currently acquire from them with little to no warning. If we are not adequately sourced for certain raw materials or key component parts, the discontinuation of even some smaller suppliers could have an adverse effect on our business.

The North American and European RV industries have, from time to time in the past, experienced shortages of chassis for various other reasons, including component shortages, production delays, capacity constraints, labor constraints and work stoppages at the chassis manufacturers. For example, from calendar year 2020 through 2023, a number of our North American and European chassis suppliers have experienced supply constraints of key components that they require to manufacture chassis, including semiconductor chips, which limited their production of chassis. The reduced supply of chassis negatively impacted our production rates and sales of motorized RVs, particularly in Europe, during this period. In addition, within our European operations, unpredictable deliveries of chassis by the chassis manufacturers during this same period had a further negative impact on our results of operations due to missed sales plus increased labor and overhead costs related to adjusting our own production schedules to accommodate the chassis received versus the chassis expected to be delivered. Such conditions could reoccur in the future and would have a negative impact on our results of operations.

In addition, certain raw materials and component parts are sourced from countries where we do not currently have operations. We rely on the free flow of goods through open and operational ports on a consistent basis for a portion of our raw materials and components. Changes in trade policy and resulting tariffs that have or may be imposed, along with port, production or other delays, have, in the past, and could, in the future, cause increased costs for, or shortages of, certain raw materials and components. We may not be able to source alternative supplies as necessary without increased costs or at all. If alternative sources of these raw materials and components are not readily available, our sales and earnings could be negatively affected.

Fluctuations in the prices of raw material and component parts may adversely affect our business.

Raw material and component part prices have fluctuated significantly in the past and may continue to fluctuate considerably in the future. Competition and business conditions may limit the amount or timing of cost increases that can be passed on to our customers in the form of increased sales prices. Conversely, as raw material costs decline, we may not be able to maintain selling prices consistent with higher-cost raw materials in our inventory, which could adversely affect our operating results.

We rely on a small number of suppliers for certain key components, including chassis, and we may not be able to source these key components from alternative suppliers.

Certain key components are currently produced by only a small group of suppliers that have the capacity to supply large quantities, primarily: (1) motorized chassis, where there are a limited number of chassis suppliers, and (2) doors, towable frames, slide-out mechanisms, axles and upholstered furniture for our recreational vehicles, where LCI Industries is a major supplier for these items within the North American RV industry.

Continued consolidation within our key component supplier base inhibits our ability to source components from alternative suppliers and could result in increased component costs and/or a lack of adequate supply, which in turn may result in decreased margins, higher wholesale product costs or limited production output, which could, ultimately, result in lower demand for our products, decreased sales and reduced operating results.

In addition, as is standard in the industry, our arrangements with chassis and other suppliers are generally terminable at any time either by us or by the supplier. If we cannot obtain an adequate supply of chassis, raw materials or other key components, this would result in a decrease in our sales and earnings.

We may incur material costs related to product recalls, customer satisfaction actions and complying with our recall obligations for both our products and for component parts supplied by vendors.

We provide warranties on the products we sell. These warranties vary depending on the type of product and geographic location of the sale; however, in general, our warranties promise that we will repair, replace or adjust parts on our products that are not performing within acceptable standards or tolerances. These warranties extend to some, but not all, of our vendor-supplied raw materials and component parts as well. Estimated warranty costs are accounted for at the time of product sale and adjusted on a quarterly basis to reflect our best estimate of the amounts necessary to settle existing and future claims on our products. An increase in actual warranty claim costs as compared to our estimates could result in increased warranty liabilities and expense which could have an adverse impact on our earnings.

Government safety standards require manufacturers to remedy issues related to vehicle safety through safety recall campaigns, and we regularly engage in voluntary recalls when we determine our products may have a safety issue. Issues subject to recall include both materials and workmanship from our companies as well as component parts supplied by vendors. The cost of certain recall and customer satisfaction actions have been substantial in the past and future recalls or customer satisfaction actions to remedy issues in products that have been sold could also be substantial and could have a material adverse effect on our financial condition and results of operations. In addition, multiple recalls to address safety or significant operating concerns could erode consumer confidence in our brands resulting in lower sales and an adverse impact on our business and results of operations. Although we maintain appropriate reserves for such recall contingencies, from time to time we have been and likely will again be faced with specific campaigns that result in material expense. To mitigate this risk, we endeavor to compel our suppliers to maintain appropriate levels of insurance coverage and agree to commercially reasonable indemnification requirements. Our efforts may not be successful and the failure of suppliers to maintain sufficient insurance coverage or provide meaningful indemnification protection could result in increased expense and adversely affect our financial condition and results of operations.

Our business and results of operations may be harmed if the frequency and size of product liability or other claims against us increase.

We are subject, in the ordinary course of business, to litigation involving product liability, consumer protection and other claims against us. In North America, we generally self-insure a portion of our exposure to product liability and certain other claims and also purchase product liability coverage above our self-insured retention. In Europe, we generally fully insure similar risks with insurance offering relatively low deductibles and premiums. Not all risks we face are covered by insurance, nor can we be certain that our insurance coverage will be sufficient to cover all future claims against us. Any material change in the aforementioned factors could have an adverse impact on our operating results. Any increase in the frequency and/or size of claims, as compared to our experience in prior years, may cause the premiums that we are required to pay for insurance to increase significantly, may negatively impact future self-insured retention levels and may also increase the amounts we pay in punitive damages, not all of which are covered by our insurance policies.

While we record, and adjust on a quarterly basis, reserves for known claims or possible claims to reflect our best estimate of the amount necessary to settle the claim, litigation is unpredictable by its nature and final adjudications may be materially worse than our estimate.

The loss of our largest independent dealer or an increase in independent dealer consolidations could have a material negative effect on our business.

Sales to FreedomRoads, LLC accounted for approximately 13.0% of our consolidated net sales for fiscal 2023. During recent years, FreedomRoads, LLC has acquired a number of formerly independent RV dealerships. The leverage to negotiate better terms with us arising from FreedomRoads, LLC’s acquisitions or the loss of independent dealers could have a material adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of FreedomRoads, LLC could negatively impact our sales and accounts receivable and could, in the event of a financing default, trigger repurchase obligations under our repurchase agreements, which would have a significant adverse effect on our liquidity and results of operations.

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

Combined sales from the United States to foreign countries (predominately Canada) and sales from our foreign subsidiaries to countries other than the U.S. (predominately within the European Union) represented approximately 33.1% of THOR’s consolidated sales for fiscal 2023. Global political uncertainty poses risks of volatility in global markets, which could negatively affect our operations and financial results. Changes in U.S. policy regarding foreign trade or manufacturing may create negative sentiment about the U.S. among non-U.S. dealers, end customers, employees or prospective employees, all of which could adversely affect our business, sales, hiring and employee retention.

Implications related to our non-U.S. sales have negatively impacted our financial operating results in the past and are likely to reoccur in the future at varying levels. These implications include foreign currency effects, tariffs, customs duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties and regulations, unexpected changes in regulatory or tax environments, disruptions in supply or distribution, dependence on foreign personnel and various employee work agreements, foreign governmental action, as well as economic and social instability. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries or unfavorable tax law changes.

Our U.S.-based subsidiaries have expenses and sales denominated in U.S. dollars. Sales by our U.S.-based subsidiaries into the Canadian market are subject to currency risk as devaluation of the Canadian dollar versus the U.S. dollar may negatively impact U.S.-dollar denominated sales into Canada. Our European-based subsidiaries primarily have Euro-denominated expenses, sales and assets which are subject to changes in the Euro and U.S. dollar currency exchange rate. To offset a portion of this currency risk, the EHG acquisition was partially funded through a Euro-denominated Term Loan B, which provides an economic hedge. Fluctuations in foreign currency exchange rates in the future could have a material negative effect on our reported revenues and results of operations.

Business acquisitions pose integration and other risks.

Our growth has been achieved both organically and through acquisition. Business acquisitions, including joint ventures and other equity investment arrangements, pose a number of risks, including integration risks, that may result in negative consequences to our business, financial condition or results of operations. The pace and significance of acquisitions and the nature and extent of integration of acquired companies, assets, operations, joint venture arrangements and other equity investment arrangements involve a number of related risks including, but not limited to:
•The diversion of management’s attention from the management of existing operations to various transaction and integration activities;
•The potential for disruption to existing operations and strategic plans;
•The assimilation and retention of employees, including key employees;
•Risks related to transacting business in geographies outside the U.S., including but not limited to: foreign currency exchange rate changes, expanded macroeconomic risks due to operations in and sales to a wide base of countries, political and regulatory exposures to a wide array of countries, varying employee/employer relationships, including the existence of Works Councils and labor organizations and other challenges caused by distance, language and cultural differences, making it harder to do business in certain jurisdictions;
•Risks related to regulatory environments or product categories with which we have limited or no experience,

•Risks related to acquisitions outside of our historical RV OEM operations, which may carry new and less well known operational challenges;
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
•The potential failure of our due diligence efforts to identify and properly evaluate risks or liabilities acquired or assumed in acquisition transactions;
•The potential negative impact on available cash and/or future cash flows to support acquisitions, joint ventures or equity investments and related commitments; and
•The potential adverse impact on operating results if, in future periods, impairments of significant amounts of goodwill and other assets occur.

Our long-term viability and financial success is dependent upon our ability to attract and retain an experienced and skilled workforce, including within our management teams, while also maintaining a flexible and competitive compensation and benefit cost structure.

We rely on the existence of an available, qualified workforce to manufacture our products and on our ability to recruit and retain talented hourly and salaried employees. Competition for such employees is intense in the areas where we operate, particularly during periods of high industry demand as such periods require us to pay higher wages to attract and retain a sufficient number of qualified employees. We cannot be certain that we will be able to attract and retain qualified employees to meet future manufacturing needs at a reasonable cost, or at all.

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

In addition to compensation considerations, potential employees are placing an increasing premium on various tangible and intangible benefits, such as working for companies with a clear purpose, flexible work arrangements, limited overtime requirements, increased benefit packages and other considerations. If we are not perceived as an employer of choice, we may be unable to recruit and retain skilled employees. Further, if we lose existing employees with needed skills or we are unable to upskill and develop existing employees, particularly with the introduction of new technologies, it could have a substantial adverse effect on our business and results of operations.

We rely heavily upon the knowledge, experience and skills of our executive management and key operating company management employees to compete effectively in the RV industry and manage our operations. Our future success depends on, among other factors, our ability to attract and retain executive management and key leadership level personnel and, upon the departure of such key employees, the existence of adequate succession plans. The loss of members of our executive management or other key employees could have a material adverse effect on our business and results of operations in the event that our succession plans prove inadequate.

We could be impacted by the potential adverse effects of union activities.

Our European-based operations are subject to employee contracts, Works Councils and certain other labor organizations, and a small number of our North American employees are currently represented by a labor union. Any disruption in our relationships with these third-party associations could adversely affect the cost of our labor and our ability to attract and retain qualified employees to meet our manufacturing needs. Additional unionization of our North American facilities could result in higher costs and increased risk of work stoppages.

We also are, directly or indirectly, dependent upon companies with unionized work forces, such as parts suppliers, chassis suppliers and trucking and freight companies. Work stoppages or strikes organized by such third-party unions have in the past and could again in the future have a material adverse impact on our business. If a work stoppage occurs, it could delay the manufacture, sale and distribution of our products and have a material adverse effect on our business, operating results or financial condition.

Our business depends on the performance of independent, non-franchise authorized dealers and independent transportation carriers.

We distribute all of our North American and the majority of our European products through a system of independent, non-franchise authorized dealers, many of whom sell products from competing manufacturers. As of July 31, 2023, we distributed our products to approximately 2,400 independent dealerships in the United States and approximately 1,100 independent dealerships in Europe. We operate two dealerships in Europe. We depend on the capability of these independent dealers to develop and implement effective retail sales plans to create demand among retail consumers for the products that the dealers purchase from us. If our independent dealers are not successful in these endeavors, then we may be unable to maintain or grow our revenues and meet our financial expectations. The geographic coverage of our independent dealers and their individual business conditions can affect the ability of our independent dealers to sell our products to consumers. If our independent dealers are unsuccessful, they may exit or be forced to exit the business or, in some cases, we may seek to terminate relationships with certain dealerships. As a result, we could face adverse consequences related to the termination of independent dealer relationships. In addition, ongoing consolidation of independent dealers, as well as the growth of large, multi-location dealers, has in the past and could in the future result in increased bargaining power on the part of these independent dealers.

Given the independent nature of the dealers who sell our product, they generally maintain control over which manufacturers, and which brands, they will do business with, often carrying more than one manufacturer’s products. Independent dealers can, and do, change the brands and manufacturers they sell. If our products are not perceived by the independent dealers as being desirable and profitable for them to carry, the dealers may terminate their relationship with our operating subsidiaries or may drop certain of our brands, which would in turn adversely affect our sales and profit margins if we are unable to replace those dealers.

In the United States and Canada, our products are generally delivered to our independent dealers via a system of independent transportation contractors. The network of carriers is limited, and in times of high demand and limited availability, we have experienced in the past, and could face again, the disruption of our distribution channel. As an example, the network of carriers and their ability to deliver units to certain locations was negatively impacted by the COVID-19 pandemic due to driver concerns, border crossing restrictions and vaccination requirements. If future health emergencies or other circumstances that inhibit transportation of our products emerge in the regions in which we operate or sell our products, the transportation contractors may again have difficulty finding drivers who are willing to deliver in those regions, or governmental agencies or other actors may restrict movement of goods in those regions. The inability to timely deliver our products to our independent dealers could adversely affect our relationships with those dealers and negatively impact our sales and net income.

Interruption of information systems service or misappropriation or breach of our information systems could cause disruption to our operations, disclosure of confidential or personal information or cause damage to our reputation.

Our business relies on information systems and other technology (“information systems”) to support aspects of our global business operations, including, but not limited to, procurement, supply chain management, manufacturing, design, distribution, invoicing, financial transactions with banks and financing institutions and other transactions with various third-party providers. We also use information systems to accumulate, analyze and report our operational results. In connection with our use of information systems, we obtain, create and maintain confidential and personal information. Additionally, we rely upon information systems in our marketing and communication efforts. Due to our reliance on our information systems, we have established various levels of security as well as backup and disaster recovery procedures. Despite our security measures and business continuity plans, our information technology systems may be vulnerable to damage, disruption or shutdowns caused by cyber-attacks, including state-sponsored attacks, computer viruses, malware, ransomware, phishing attacks or breaches due to errors or malfeasance by employees and others who have access, or gain access, to these systems. The occurrence of any of these events could compromise the confidentiality, operational integrity and accessibility of these systems and the data that resides within them and our business processes and operations may be negatively impacted in the event of a substantial or prolonged disruption of service caused by such events. THOR, along with others within the RV industry, including suppliers, dealers and third-party providers, have been the target of cyber-attacks in the past, and such attacks are expected to continue and evolve in the future. While we continually employ capabilities, processes and other security measures designed to reduce and mitigate the risk of cyber-attacks, we rely on our suppliers, independent dealers and third-party providers to do the same for their operations; however, we may not be aware of all vulnerabilities and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances to mitigate all potential risks.

The methods and technologies used to obtain unauthorized access to our information systems are constantly changing as are laws and regulations concerning data protection and privacy. While we have implemented and regularly review robust security measures and processes designed to prevent and detect unauthorized access to our information systems, we may not be able to anticipate and effectively prevent unauthorized access or data loss in the future. The misuse, leakage, unauthorized access or falsification of information could result in a violation of privacy laws, including the European Union’s General Data Protection Regulation (“GDPR”) and laws applicable in North America and the United States, and damage to our reputation which could, in turn, have a significant, negative impact on our results of operations, as a result of fines, remediation costs or other direct or indirect ramifications.

Our U.S.-based operations are primarily centered in northern Indiana.

The majority of our U.S. operations are located in northern Indiana, which is home to a large proportion of the U.S. RV industry. The concentration of our operations in northern Indiana creates certain risks, including those listed below which we have experienced in the past and may experience in the future:
•Competition for workers skilled in the industry, especially during times of low unemployment or periods of high demand for RVs, which has in the past, and may, in the future, increase the cost of our labor or limit the speed at which we can respond to changes in consumer demand;
•Retention and recruitment challenges as employees with industry knowledge and experience have been, and may continue to be, attracted to other positions or opportunities within or external to the RV industry, and their ability to change employers is relatively easy; and
•The potential for greater adverse impact from natural disasters, such as weather-related events and public health emergencies.

In addition, a number of our key suppliers are also located in northern Indiana and are impacted by similar risks.

LEGAL AND REGULATORY RISKS

Climate-related regulations and ongoing compliance requirements with chassis emissions standards designed to address climate change may result in additional required disclosures and related compliance costs, in both the U.S. and Europe.

Our operations and certain motorized products we sell are subject to rules limiting emissions and other climate-related regulations in certain jurisdictions where we operate or sell our products. In addition, our towable products are generally towed by vehicles that would also be subject to emission and climate-related regulations. Concerns regarding climate change at numerous levels of government in various jurisdictions may lead to additional and potentially more stringent international, national, regional and local legislative and regulatory responses, and compliance with any new rules could be difficult and costly.

Climate change regulation combined with public sentiment could result in reduced demand for our products, higher energy and fuel prices or carbon taxes, limitations on where we can produce or sell our products, limitations on where our products can be used or other restrictions or costs, all of which could materially adversely affect our business and results of operations.

Furthermore, we obtain motorized chassis from a number of different chassis suppliers who are required to comply with strict emission standards. As governmental agencies revise those standards, the chassis manufacturers must comply within the timeframes established. Uncertainties created by continued emission standards compliance requirements or the adoption of revised emission standards include the ability of the chassis manufacturer to comply with such standards on a timely and ongoing basis as well as the ability to produce sufficient quantities of compliant chassis to meet our demand. In the past, certain chassis manufacturers have experienced difficulties in meeting one or both of these requirements. In addition, revisions to chassis by the suppliers often impact our engineering and production processes and may result in increased chassis costs and/or other costs to us.

Increased public attention to environmental, social and governance matters may expose us to negative public perception, impose additional costs on our business or impact our stock price.

Recently, increased attention is being directed towards publicly traded companies regarding environmental, social and governance (“ESG”) matters. A failure, or perceived failure, to achieve stated ESG goals, respond to regulatory requirements or meet investor or customer expectations related to ESG concerns could cause harm to our business and reputation. For example, our RV products are powered by gasoline and diesel engines or are required to be towed by gasoline or diesel-powered vehicles. Government, media or activist pressure to limit emissions could negatively impact consumers’ perceptions of our products which could have a material adverse effect on our business, and the actions taken by governments and other actors to reduce emissions could impose costs that could materially affect our results of operation and financial condition.

Additionally, while we strive to create an inclusive culture and workforce where everyone feels valued and respected, a failure, or perceived failure, to properly address inclusivity matters could result in reputational harm, reduced sales or an inability to attract and retain a talented workforce.

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

Our operations are subject to numerous national, regional, federal, state and local regulations governing the manufacture and sale of our products, including various vehicle and component safety and compliance standards. In various jurisdictions, governmental agencies require a manufacturer to recall and repair vehicles which contain certain hazards or defects. Any recalls of our products, voluntary or involuntary, could have a material adverse effect on our results of operations and could harm our reputation. Additionally, changes in policy, regulations or the imposition of additional regulations could have a material adverse effect on our business.

Our U.S. operations are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “lemon laws.” U.S. federal and state, as well as various European laws and regulations, impose upon vehicle operators’ various restrictions on the weight, length and width of motor vehicles that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. U.S. federal and state, as well as various European, authorities have environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect our business and operations. Numerous other U.S. and European laws and regulations affect a wide range of the Company’s activities. A suggestion of or an investigation into potential violations of the laws and regulations to which our business or operations are subject could lead to significant penalties, including restraints on our export or import privileges, monetary fines, criminal or civil proceedings and regulatory or other actions that could materially adversely affect our operating results.

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

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our Amended and Restated Certificate of Incorporation, our Amended and Restated By-Laws and the Delaware General Corporation Law may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:
•The ability of our Board of Directors to issue one or more series of preferred stock without further stockholder action;
•Advance notice for nominations of directors by stockholders and for stockholders to present matters to be considered at our annual meetings;
•Certain limitations on convening special stockholder meetings;
•A requirement of the affirmative vote of the holders of 75% of our shares entitled to vote generally in the election of directors voting as a single class to remove a director without cause;
•A requirement that any “business combination,” as defined in our Amended and Restated Certificate of Incorporation, that has not been approved or authorized by 75% of our directors then in office be approved by the affirmative vote of the holders of at least 75% of our shares entitled to vote generally for the election of directors, voting as a single class; and
•The prohibition on engaging in a “business combination” with an “interested stockholder” for three years after the time at which a person became an interested stockholder unless certain conditions are met, as set forth in Section 203 of the Delaware General Corporation Law.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

FINANCIAL RISKS

As is customary, we have executed repurchase agreements with numerous lending institutions who finance certain of our independent dealers' purchases of our products.

In accordance with customary practice in the RV industry, upon the request of a lending institution financing an independent dealer’s purchase of our products, we will generally execute a repurchase agreement with the lending institution. Repurchase agreements provide that, typically for a period of up to 18 months after a recreational vehicle is financed and in the event of default by the dealer, we will repurchase the recreational vehicle repossessed by the lending institution for the amount then due, which is usually less than 100% of the dealer’s cost. In addition to the obligations under these repurchase agreements, we may also be required to repurchase inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements.

The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we are obligated to repurchase a substantial number of recreational vehicles or incur substantial discounting to resell these units in the future, we would incur increased costs and our profit margins and results of operations would be negatively affected. In difficult economic times, this amount could increase significantly compared to other years.

Changes in tax rates, tax legislation or exposure to additional tax liabilities or tariffs could have a negative impact on our results of operations, cash flows, financial condition, dividend payments or strategic plan.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among, and the applicable tax rates in, these different jurisdictions. Tax rates in various jurisdictions in which we operate or sell our products may increase to fund past or future governmental programs. The United States or other governmental authorities may adjust tax rates, impose new income taxes or indirect taxes, or revise interpretations of existing tax rules and regulations. Further, the outcome of future elections and the associated political party with power to enact legislation could make tax increases more likely and more severe.

Our effective income tax rate could also be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in statutory rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. If our effective tax rate were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected, which, in turn, could negatively impact the availability of cash for dividend payments or our strategic plan.

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

Generally, independent recreational vehicle dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of this type of wholesale financing, more restrictive lending practices or an increase in the cost of such wholesale financing has historically limited or prevented independent dealers from carrying normalized levels of inventory, which led to reduced demand for our products, lower sales, higher discounts to entice sales and an adverse impact to our results of operations.

The impact of recent inflation on consumer confidence, which historically has been highly correlated with RV retail sales, and the impact of inflation on the availability of discretionary funds of our end consumers, combined with significantly higher interest rates compared to recent years impacting both our independent dealers and the end consumer, has had a negative impact on demand for our products at both the wholesale and retail levels. Future substantial or sudden increases in interest rates and decreases in the general availability of credit could have an adverse impact on our independent dealers and therefore on our business and results of operations. A decrease in availability of consumer credit resulting from unfavorable economic conditions, or additional increases in the cost of consumer credit, may cause consumers to reduce discretionary spending which could, in turn, reduce demand for our products and negatively affect our sales and profitability.

Two major floor plan financial institutions held approximately 51% of our products’ portion of our independent dealers’ total floored dollars outstanding at July 31, 2023. In the event that either of these lending institutions limit or discontinue dealer financing, we could experience a material adverse effect on our results of operations.

The Company’s debt arrangements, maturity dates and provisions in our debt agreements may make us more sensitive to the effects of economic downturns.

As of July 31, 2023, total gross outstanding debt was $1,327,405, consisting of $758,094 outstanding on our term loan facility which matures on February 1, 2026; $500,000 of Senior Unsecured Notes due October 15, 2029 and $69,311 outstanding on other debt facilities with varying maturity dates through September 2032. Our loan documents contain restrictions which could prevent or restrict, in certain circumstances, operations, payment of dividends or incurrence of additional debt. In addition, we must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuance and generation of annual cash flows in excess of certain amounts. Our level of debt impacts our profit before tax and cash flows as a result of the interest expense and periodic debt and interest payments. In addition, our debt level could limit our ability to raise additional capital, if necessary, or increase borrowing costs on future debt if we are unable to replace existing debt with comparable new debt and may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, requiring us to use a portion of our cash flows to repay indebtedness and placing us at a disadvantage compared to competitors with lower debt obligations.

Our ability to make payments on and to refinance our indebtedness depends on our ability to generate cash in the future. If we do not generate sufficient cash flows to meet our debt service, capital investment and working capital requirements, we may need to fund those requirements with additional borrowings from the asset-based credit facility (“ABL”), reduce or cease our payments of dividends, reduce our level of capital investment and/or working capital or we may need to seek additional financing or sell assets.

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

Significant changes in market liquidity conditions and changes in our credit ratings could impact our access to future funding, if needed, and funding costs, which could negatively impact our earnings and cash flows. If general economic conditions deteriorate or capital markets are volatile, future funding, if needed, could be unavailable or insufficient. A debt crisis, particularly in the United States or Europe, could negatively impact currencies, global financial markets, social and political stability, funding sources, availability and costs, asset and obligation values, customers, suppliers, demand for our products and our operations and financial results. Financial market conditions could also negatively impact dealer or retail customer access to capital for purchases of our products and consumer confidence and purchase decisions which could, in turn, reduce demand for our products and have a negative impact on our financial condition and results of operations.

Our risk management policies and procedures may not be fully effective in achieving their purposes.

There is no assurance our monitoring and oversight activities to manage our enterprise risks will be fully effective in achieving their purpose and may leave exposure to identified or unidentified risks. Past or future misconduct by our employees or vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm. The Company monitors its policies, procedures and controls; however, our policies, procedures and controls may not be sufficient to prevent all forms of misconduct. We review our compensation policies and practices as part of our overall enterprise risk management program, but it is possible that our compensation policies could incentivize inappropriate risk taking or misconduct. Such inappropriate risk taking or misconduct could have a material adverse effect on our results of operations and/or our financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

As of July 31, 2023, worldwide we owned or leased approximately 25,803,000 square feet of total manufacturing plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame and masonry construction, and the machinery and equipment contained in these facilities, are generally well maintained and in good condition. We believe that our facilities are suitable and adequate for their intended purposes and that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our principal manufacturing plants and other materially important physical properties as of July 31, 2023:

Locations – Applicable Segment(s)	Owned or Leased	No. of Buildings	Approximate Building Area Square Feet
United States:
Indiana – North American Towable Segment	Owned	88	6,470,000
Indiana – North American Towable Segment	Leased	3	267,000
Indiana – North American Towable and Motorized Segments	Owned	40	2,856,000
Indiana – North American Motorized Segment	Owned	18	1,200,000
Indiana – Corporate, North American Towable and Motorized Segments	Owned	24	1,465,000
Indiana – Corporate, North American Towable and Motorized Segments	Leased	1	1,000
Indiana – Other	Owned	4	341,000
Indiana – Other	Leased	9	779,000
Indiana Subtotal		187	13,379,000
Ohio – North American Towable and Motorized Segments	Owned	13	1,336,000
Alabama – North American Motorized Segment	Owned	29	1,120,000
Alabama – North American Motorized Segment	Leased	4	32,000
Mississippi – North American Motorized Segment	Owned	8	240,000
Mississippi – North American Motorized Segment	Leased	6	330,000
Michigan – North American Towable Segment	Leased	1	88,000
Michigan – Other	Owned	1	10,000
Michigan – Other	Leased	5	300,000
Idaho – North American Towable Segment	Owned	5	661,000
Oregon – North American Towable Segment	Owned	5	371,000
Other United States – Other	Owned	3	486,000
Other United States – Other	Leased	5	183,000
Other Subtotal		85	5,157,000
United States Subtotal		272	18,536,000
Europe:
Germany – European Segment	Owned	82	3,941,000
Germany – European Segment	Leased	39	1,457,000
Italy – European Segment	Owned	3	568,000
Italy – European Segment	Leased	6	256,000
Italy – Other	Leased	1	118,000
France – European Segment	Owned	6	330,000
Poland – European Segment	Owned	1	328,000
United Kingdom – European Segment	Owned	1	269,000
Europe Subtotal		139	7,267,000
Total		411	25,803,000

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

A product recall was issued in late fiscal 2021 related to certain purchased parts utilized in certain of our products, and an accrued liability to cover anticipated costs was established at that time. During fiscal 2022 and fiscal 2023, the accrual was adjusted quarterly based on developments involving the recall, including our expectations regarding the extent of vendor reimbursements and the estimated total cost of the recall. The Company has been, and will continue to be, reimbursed by the suppliers of the products for a portion of the costs it will incur related to this recall. In addition, we accrued expenses during fiscal 2022 based on developments related to an ongoing investigation by certain German-based authorities regarding the adequacy of historical disclosures of vehicle weight in advertisements and other Company-provided marketing literature in Germany. The Company is fully cooperating with the investigation.

The Company does not believe there will be a material adverse impact to our future results of operations and cash flows due to these matters.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock, par value $0.10 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”) under the symbol “THO.”

Holders

As of September 15, 2023, the number of holders of record of the Common Stock was 139.

Dividends

In fiscal 2023, we paid a $0.45 per share dividend for each fiscal quarter. In fiscal 2022, we paid a $0.43 per share dividend for each fiscal quarter.

The Company’s Board of Directors currently intends to continue regular quarterly cash dividend payments in the future. As is customary under credit facilities generally, certain actions, including our ability to pay dividends, are subject to the satisfaction of certain payment conditions prior to payment. The conditions for the payment of dividends under our existing debt facilities include a minimum level of adjusted excess cash availability and a fixed charge coverage ratio test, both as defined in the credit agreements. The declaration of future dividends and the establishment of the per share amounts, record dates and payment dates for any such future dividends are subject to the determination of the Board of Directors, and will be dependent upon future earnings, cash flows and other factors, in addition to compliance with any then-existing financing facilities.

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

The discussion below is a comparison of the results of operations and changes in financial condition for the fiscal years ended July 31, 2023 and 2022. The comparison of, and changes between, the fiscal years ended July 31, 2022 and 2021 can be found within "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, as filed with the SEC on September 28, 2022.

Executive Summary

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world based on units sold and revenue. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Stat Surveys, for the six months ended June 30, 2023, THOR’s current combined U.S. and Canadian market share based on units was approximately 42.7% for travel trailers and fifth wheels combined and approximately 49.0% for motorhomes. In Europe, according to the European Caravan Federation (“ECF”), EHG’s current market share for the six months ended June 30, 2023 based on units was approximately 20.6% for motorcaravans and campervans combined and approximately 18.5% for caravans.

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

We generally have financed our growth through a combination of internally generated cash flows from operations and, when needed, outside credit facilities. Capital acquisitions of $208,908 in fiscal 2023 were made primarily for purchases of land, production building additions and improvements and replacing machinery and equipment used in the ordinary course of business. See Note 3 to the Consolidated Financial Statements for capital acquisitions by segment. Ongoing supply chain constraints, particularly chassis constraints within our European operations, have and could continue to impact our business and our consolidated financial results and financial position. In addition, the impact of recent inflation on consumer confidence, which historically has been highly correlated with RV retail sales, and the impact of inflation on the availability of discretionary funds of our end consumers, combined with significantly higher interest rates compared to recent years impacting both our independent dealers and the end consumer, had a negative impact on demand for our products at both the wholesale and retail levels during fiscal 2023 and are expected to continue to impact the remainder of calendar year 2023. These risks to our business are more fully described in Part 1, Item 1A "Risk Factors" of this Report.

Significant Events

Fiscal 2023

Roadpass Digital

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

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022 was enacted in August 2022. Among other provisions, this statute provides for a 1% tax to be imposed on the fair market value of shares repurchased by issuers whose shares are traded on an established securities market, subject to certain exceptions. The tax applies to repurchases made after December 31, 2022, and the excise tax on repurchases is not expected to have a material impact on the Company's Consolidated Financial Statements.

Fiscal 2022

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

During the three months ended July 31, 2023, the Company did not purchase any shares of its common stock. During fiscal 2023, the Company purchased 549,532 shares of its common stock, at various times in the open market, at a weighted-average price of $76.44 and held them as treasury shares at an aggregate purchase price of $42,007, all from the December 21, 2021 authorization.

As of July 31, 2023, the remaining amount of the Company's common stock that may be repurchased under the December 21, 2021 $250,000 authorization expiring on December 21, 2024 is $42,886. As of July 31, 2023, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $448,321. As of July 31, 2023, the total remaining amount of the Company’s common stock that may be repurchased under these two authorizations is $491,207.

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

Airxcel Acquisition

On September 1, 2021, the Company acquired Wichita, Kansas-based AirX Intermediate, Inc. (“Airxcel”). Airxcel manufactures a comprehensive line of high-quality component products which are sold primarily to RV original equipment manufacturers as well as consumers via aftermarket sales through dealers and retailers. Airxcel provides industry-leading products in recreational vehicle heating, cooling, ventilation, cooking, window coverings, sidewalls and roofing materials, among others. The total cash consideration paid was subject to the final determination of the actual acquired net working capital as of the close of business on September 1, 2021, which was finalized in the second quarter of fiscal 2022. The final cash consideration was $745,279, net of cash acquired. In conjunction with the Airxcel acquisition, the Company expanded its existing ABL facility from $750,000 to $1,000,000, favorably amended certain terms of the agreement and extended the term of the ABL.

Fiscal 2021

Tiffin Group Acquisition

On December 18, 2020, the Company closed on an agreement for the acquisition of all of the issued and outstanding capital stock of luxury motorized recreational vehicle manufacturer Tiffin Motorhomes, Inc. and certain other associated operating and supply companies (collectively, the “Tiffin Group”). Tiffin Motorhomes, Inc. operates out of various locations in Alabama and Mississippi.

The cash consideration for the acquisition of the Tiffin Group was $288,238, net of cash acquired, and was funded through existing cash-on-hand as well as $165,000 in borrowings from the Company’s existing asset-based credit facility.

North American RV Industry

The Company monitors industry conditions in the North American RV market using a number of resources including its own performance tracking and modeling. The Company also considers monthly wholesale shipment data as reported by the RVIA, which is typically issued on a one-month lag and represents manufacturers’ North American RV production and delivery to dealers. In addition, we monitor monthly North American retail sales trends as reported by Stat Surveys, whose data is typically issued on a month-and-a-half lag. The Company believes that monthly RV retail sales data is important as consumer purchases impact future dealer orders and ultimately our production and net sales.

North American RV independent dealer inventory of our North American RV products as of July 31, 2023 decreased 31.1% to approximately 87,500 units from approximately 127,000 units as of July 31, 2022. North American RV independent dealer inventory of our North American RV products as of July 31, 2021 totaled approximately 58,300 units. The July 31, 2021 totals were at historic lows given the surge in demand at that time, especially for towable products. During fiscal 2022, dealers restocked their depleted stocking levels significantly, particularly towable unit levels, as consumer demand continued to be strong and interest and carrying costs remained relatively low compared to historical norms. During fiscal 2023, particularly in the second half of fiscal 2023, retail sales began to slow, and carrying costs for dealers increased significantly due to inflationary cost increases and the rapid increase in interest rates during that period. These factors, among others, combined to cause dealers to reduce the number of units they carried as of July 31, 2023.

As of July 31, 2023, we believe North American dealer inventory levels for most towable products are generally higher than the levels that dealers are comfortable stocking given the current retail sales levels and associated carrying costs. We believe dealer inventory levels for motorized product lines are generally more closely aligned to dealers’ desired stocking levels as of the end of July 2023, although carrying costs, chassis availability and retail sales activity have been factors considered as the dealers determine their stocking levels. We believe dealers will continue to closely evaluate the unit stocking levels that they will elect to carry in future periods, which may be less than historical unit stocking levels, due to a combination of factors such as retail activity, RV wholesale prices as well as interest rates and other carrying costs.

THOR’s total North American RV backlog as of July 31, 2023 decreased $4,008,655, or 66.7%, to $1,998,983 from $6,007,638 as of July 31, 2022. The decrease in backlog is primarily a result of a reduction in recent orders from dealers due to lower retail sales and concerns over current interest costs and other carrying costs compared to the prior period.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,		Increase	%
	2023	2022	(Decrease)	Change
North American Towable Units	139,337	293,288	(153,951)	(52.5)
North American Motorized Units	25,493	30,543	(5,050)	(16.5)
Total	164,830	323,831	(159,001)	(49.1)

In August 2023, RVIA reconfirmed its forecast for calendar year 2023 North American wholesale unit shipments. Under a most likely scenario, towable and motorized unit shipments are projected to decrease to approximately 249,300 and 47,800, respectively, for an annual total of approximately 297,100 units, down 39.8% from the 2022 calendar year wholesale shipments. The RVIA most likely forecast for calendar year 2023 could range from a lower estimate of approximately 287,200 total units to an upper estimate of approximately 307,000 units.

As part of their August 2023 forecast, RVIA also released their initial estimates for calendar year 2024 wholesale unit shipments. In the most likely scenario, towable and motorized unit shipments are projected to increase to an approximated annual total of 369,700 units, or 24.4% higher than the most likely scenario for calendar year 2023 wholesale shipments. This calendar year 2024 most likely forecast could range from a lower estimate of approximately 363,700 total units to an upper estimate of approximately 375,700 units. RVIA stated the reasons for the calendar year 2024 wholesale unit shipment recovery is due to the anticipated effects of rising interest rates subsiding and the current inventory imbalance resolving over the second half of calendar 2023.

North American Industry Retail Statistics

We believe that retail demand is the key to growth in the North American RV industry, and that annual North American RV industry wholesale shipments will return to typical seasonal patterns as dealer inventory levels and consumer demand become more balanced.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,		Increase	%
	2023	2022	(Decrease)	Change
North American Towable Units	182,418	230,228	(47,810)	(20.8)
North American Motorized Units	25,172	27,261	(2,089)	(7.7)
Total	207,590	257,489	(49,899)	(19.4)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

We believe that North American retail consumer demand has grown in recent years due to an increasing interest in the RV lifestyle and the ability to connect with nature, and further accelerated since the onset of the COVID-19 pandemic, particularly in calendar 2021, which resulted in record retail sales during that period. While we anticipate that near-term demand will be influenced by many factors, including consumer confidence and the level of consumer spending on discretionary products, we believe future retail demand over the longer term will exceed historical, pre-pandemic levels as consumers continue to value the perceived benefits offered by the RV lifestyle, which provides people with a personal space to maintain social distance in a safe manner, the ability to connect with loved ones and the potential to get away for short, frequent breaks or longer adventures.

Company North American Wholesale Statistics

The Company’s wholesale RV shipments, for the six months ended June 30, 2023 and 2022, to correspond with the industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,		Increase	%
	2023	2022	(Decrease)	Change
North American Towable Units	53,148	125,865	(72,717)	(57.8)
North American Motorized Units	11,491	15,534	(4,043)	(26.0)
Total	64,639	141,399	(76,760)	(54.3)

Company North American Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the six months ended June 30, 2023 and 2022, to correspond with the industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,		Increase	%
	2023	2022	(Decrease)	Change
North American Towable Units	75,735	94,086	(18,351)	(19.5)
North American Motorized Units	12,324	13,469	(1,145)	(8.5)
Total	88,059	107,555	(19,496)	(18.1)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

North American Outlook

Historically, RV industry sales have been impacted by a number of economic conditions faced by our independent dealers, and ultimately retail consumers, such as the rate of unemployment, the rate of inflation, the level of consumer confidence, the disposable income of consumers, interest rates, credit availability, the health of the housing market, tax rates and fuel availability and prices. We believe these factors will continue to affect retail sales in fiscal 2024. In addition, due to inflationary pressures, higher interest rates and other factors, we believe that in fiscal 2024 our independent dealers will be continuously reevaluating their desired stocking levels, which may result in lower than historical dealer inventory stocking levels on a unit basis. It is difficult to predict the extent to which any or all of these factors will impact the RV industry or our business in a particular future period, however, we currently believe the early portion of fiscal 2024 will continue to be negatively impacted by these factors, especially when compared to our strong fiscal 2022 and fiscal 2021 results.

Despite the near-term challenges, we remain optimistic about future growth in North American retail sales in the long term, as there are many factors driving product demand. Surveys conducted by THOR, RVIA and others show that Americans of all generations love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments and deeply connecting with family and friends. Based on the increasing value consumers place on these factors, we expect to see long-term growth in the North American RV industry. The recent multi-year growth in industry-wide RV sales has also resulted in exposing a wider range of consumers to the RV lifestyle. We believe many of those who have been recently exposed to the industry for the first time will become future owners, and that those who became first-time owners since the COVID-19 pandemic will become long-term RVers, resulting in future repeat and upgrade sales opportunities. We also believe consumers are likely to continue altering their future vacation and travel plans, opting for fewer vacations via air travel, cruise ships and hotels, and preferring vacations that RVs are uniquely positioned to provide, allowing consumers the ability to explore or unwind, often close to home. In addition, we believe that the availability of camping and RV parking facilities will be an important factor in the future growth of the industry and view both the significant recent investments and the future committed investments by campground owners, states and the federal government in camping facilities and accessibility to state and federal parks and forests to be positive long-term factors.

Economic and industry-wide factors that have historically affected, and which we believe will continue to affect, our operating results include the costs of commodities, the availability of critical supply components and labor costs incurred in the production of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs will impact our profit margins negatively if we are unable to offset those cost increases through a combination of product recontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. Historically, we have generally been able to offset net cost increases over time.

While we have recently seen improvement in the supply of chassis from North American suppliers from some, but not all, chassis suppliers, we do not believe the chassis supply chain is fully back to pre-pandemic levels. Currently it is uncertain as what impact the current labor disputes and work stoppages involving certain U.S. automakers, who also supply chassis to us, will have on the future availability of chassis. Even beyond these issues, it is extremely difficult to predict when or whether future supply chain issues related to chassis will arise. Modifying available chassis for certain motorized products to use for other products is not a viable alternative, particularly in the short term, due to engineering requirements. These factors may continue to negatively impact our production schedule and cost structure as we try to balance our production and personnel staffing levels and schedules to the available chassis, often with short notice. The North American recreational vehicle industry has, from time to time in the past, experienced shortages of chassis for various reasons, including component shortages, production delays or other production issues and work stoppages at the chassis manufacturers.

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

European RV Industry

The Company monitors retail trends in the European RV market as reported by the European Caravan Federation (“ECF”), whose industry data is reported to the public quarterly and typically issued on a one-to-two-month lag. Additionally, the Company receives monthly OEM-specific reports from most of the individual member countries that make up the ECF. As these reports are coming directly from the ECF member countries, timing and content vary, but typically the reports are issued on a one-to-two-month lag as well. While most countries provide OEM-specific information, the United Kingdom, which made up 17.5% and 7.8% of the caravan and motorcaravan (including campervans) European market for the six months ended June 30, 2023, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

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

Independent dealer inventory of our European RV products as of July 31, 2023 was approximately 21,200 units. Comparable independent dealer inventory unit information was not available as of July 31, 2022. During fiscal 2023 European dealer inventory levels have grown from a period of low levels. Caravan and urban vehicle product lines are no longer considered below target stocking levels, but motorcaravans are still slightly below normal.

Our European Recreational Vehicle backlog as of July 31, 2023 increased $796,058, or 28.9%, to $3,549,660 compared to $2,753,602 as of July 31, 2022, primarily due to increased selling prices.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Six Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
OEM Reporting Countries (1)	76,492	80,980	(5.5)	27,848	33,128	(15.9)
Non-OEM Reporting Countries (1)	9,377	9,439	(0.7)	7,480	8,470	(11.7)
Total	85,869	90,419	(5.0)	35,328	41,598	(15.1)
(1)Industry retail registration statistics have been compiled from individual countries' reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the “OEM Reporting Countries.” The “Non-OEM Reporting Countries” are primarily the United Kingdom and others. Total European unit registrations are reported quarterly by the ECF.
(2)The ECF reports motorcaravans and campervans together.
Note: Data from the ECF is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various countries. (The "Non-OEM Reporting Countries" either do not report OEM-specific data to the ECF or do not have it available for the entire time period covered).

Company European Retail Statistics

	European Unit Registrations (1)
	Six Months Ended June 30,		Increase	%
	2023	2022	(Decrease)	Change
Motorcaravan and Campervan	15,792	17,795	(2,003)	(11.3)
Caravan	5,142	5,978	(836)	(14.0)
Total OEM-Reporting Countries	20,934	23,773	(2,839)	(11.9)
(1)Company retail registration statistics have been compiled from individual countries' reporting of retail sales, and include the following countries: Germany, France, Sweden, Netherlands, Norway, Italy, Spain and others, collectively the “OEM Reporting Countries.”

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

The impact of current macroeconomic factors on our business, including increasing inflation and interest rates, supply chain constraints, environmental and sustainability regulations and geopolitical events, is uncertain. In addition, the extent to which the COVID-19 pandemic may impact our business in future periods remains uncertain and unpredictable. Our outlook for future growth in European RV retail sales depends upon the various economic and regulatory conditions in the respective countries in which we sell our products, and on our ability to manage through supply chain issues that have, and will continue to, limit the level to which we can increase output of our motorized products in the near term. End-customer demand for RVs depends strongly on consumer confidence. Factors such as the rate of unemployment, the rate of inflation, private consumption and investments, growth in disposable income of consumers, changes in interest rates, the health of the housing market, changes in tax rates and regulatory restrictions and, more recently, travel safety considerations all influence retail sales. Our long-term outlook for future growth in European RV retail sales remains positive as more people discover RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

Prior to the COVID-19 pandemic, we and our independent European dealers marketed our European recreational vehicles through numerous RV fairs at the country and regional levels which occurred throughout the calendar year. These fairs have historically been well-attended events that allowed retail consumers the ability to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. Since the start of the COVID-19 pandemic, the protection of the health of our employees, customers and dealers has been our top priority. As a result, we cancelled our participation in most European trade fairs and major events in calendar 2021 and limited participation in early calendar 2022. We did, however, attend the Caravan Salon show in Dusseldorf in late August/early September 2022 and participated in other major fiscal 2023 retail shows. The 2023 Caravan Salon show in late August 2023 experienced near record attendance, demonstrating the high level of interest in the RV lifestyle despite the current macroeconomic uncertainties facing many consumers. In addition to our attendance at various strategic trade fairs going forward, we have and will continue to strengthen and expand our digital activities to reach high potential target groups, generate leads and steer customers directly to dealerships. With approximately 1,100 active independent dealers in Germany and throughout Europe that we do business with, we believe our European brands have one of the strongest and most professionally structured dealer and service networks in Europe.

Economic or industry-wide factors affecting our European RV operating results include the availability and costs of commodities and component parts and the labor used in the manufacture of our products. Material and labor costs are the primary factors determining our cost of products sold and any future increases in these costs will impact our profit margins negatively if we are unable to offset those cost increases through a combination of product recontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts.

We continue to receive communications from our European chassis suppliers that due to a number of factors, including (1) supply constraints of key components that they require for the manufacturing of chassis, such as semiconductor chips and engines, (2) demand outpacing their production capacity and (3) personnel shortages, their production of chassis could be negatively impacted. Throughout fiscal 2022 and fiscal 2023, we experienced delays in the receipt of, and significant reductions in the volume of, chassis from our European chassis suppliers, limiting our ability to further increase production of our motorized products. We expect these ongoing challenges to persist through calendar year 2023 and into calendar year 2024 and, in particular, anticipate both continued delays in receipt of chassis in Europe and disruptions in the sequence of delivery of chassis. These chassis supply factors will inhibit our ability to consistently maintain our planned production levels and will limit our ability to ramp up production and sales of certain products despite dealer demand for those products. Uncertainties related to changing emission standards may also impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

In Europe, we also continue to experience cost increases, supply shortages and delivery delays of other, non-chassis, raw material components which negatively impacted our ability to further ramp up production and sales in fiscal 2023, and which resulted in the continuation of an elevated level of work in process inventory on hand. We believe these shortages and delays will continue to result in production delays or adjusted production rates in the near term, which will limit our ability to ramp up production and sales to meet existing demand and will have a negative impact on our European operating results, as we balance our labor and overhead costs to rapidly changing production schedules.

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

RESULTS OF OPERATIONS
FISCAL 2023 VS. FISCAL 2022

	FISCAL 2023	FISCAL 2022	Change Amount	% Change
NET SALES:
Recreational vehicles
North American Towable	$4,202,628	$8,661,945	$(4,459,317)	(51.5)
North American Motorized	3,314,170	3,979,647	(665,477)	(16.7)
Total North America	7,516,798	12,641,592	(5,124,794)	(40.5)
European	3,037,147	2,887,453	149,694	5.2
Total recreational vehicles	10,553,945	15,529,045	(4,975,100)	(32.0)
Other	777,639	1,225,824	(448,185)	(36.6)
Intercompany eliminations	(209,979)	(442,344)	232,365	52.5
Total	$11,121,605	$16,312,525	$(5,190,920)	(31.8)

# OF UNITS:
Recreational vehicles
North American Towable	106,504	238,634	(132,130)	(55.4)
North American Motorized	24,832	29,731	(4,899)	(16.5)
Total North America	131,336	268,365	(137,029)	(51.1)
European	55,679	60,192	(4,513)	(7.5)
Total	187,015	328,557	(141,542)	(43.1)

		% of Segment Net Sales		% of Segment Net Sales
GROSS PROFIT:
Recreational vehicles
North American Towable	$503,487	12.0	$1,512,298	17.5	$(1,008,811)	(66.7)
North American Motorized	442,715	13.4	654,052	16.4	(211,337)	(32.3)
Total North America	946,202	12.6	2,166,350	17.1	(1,220,148)	(56.3)
European	505,344	16.6	409,987	14.2	95,357	23.3
Total recreational vehicles	1,451,546	13.8	2,576,337	16.6	(1,124,791)	(43.7)
Other, net	144,807	18.6	229,693	18.7	(84,886)	(37.0)
Total	$1,596,353	14.4	$2,806,030	17.2	$(1,209,677)	(43.1)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$243,616	5.8	$429,053	5.0	$(185,437)	(43.2)
North American Motorized	175,509	5.3	206,613	5.2	(31,104)	(15.1)
Total North America	419,125	5.6	635,666	5.0	(216,541)	(34.1)
European	271,038	8.9	264,723	9.2	6,315	2.4
Total recreational vehicles	690,163	6.5	900,389	5.8	(210,226)	(23.3)
Other	65,955	8.5	75,731	6.2	(9,776)	(12.9)
Corporate	113,936	—	140,342	—	(26,406)	(18.8)
Total	$870,054	7.8	$1,116,462	6.8	$(246,408)	(22.1)

	FISCAL 2023	% of Segment Net Sales	FISCAL 2022	% of Segment Net Sales	Change Amount	% Change
INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towable	$237,123	5.6	$1,050,536	12.1	$(813,413)	(77.4)
North American Motorized	255,207	7.7	436,604	11.0	(181,397)	(41.5)
Total North America	492,330	6.5	1,487,140	11.8	(994,810)	(66.9)
European	179,625	5.9	87,116	3.0	92,509	106.2
Total recreational vehicles	671,955	6.4	1,574,256	10.1	(902,301)	(57.3)
Other, net	36,965	4.8	110,798	9.0	(73,833)	(66.6)
Corporate	(209,567)	—	(225,190)	—	15,623	6.9
Total	$499,353	4.5	$1,459,864	8.9	$(960,511)	(65.8)

	As of July 31, 2023	As of July 31, 2022	Change Amount	% Change
ORDER BACKLOG:
Recreational vehicles
North American Towable	$756,047	$2,571,009	$(1,814,962)	(70.6)
North American Motorized	1,242,936	3,436,629	(2,193,693)	(63.8)
Total North America	1,998,983	6,007,638	(4,008,655)	(66.7)
European	3,549,660	2,753,602	796,058	28.9
Total	$5,548,643	$8,761,240	$(3,212,597)	(36.7)

CONSOLIDATED

Consolidated net sales for fiscal 2023 decreased $5,190,920, or 31.8%, compared to fiscal 2022. The decrease in consolidated net sales is primarily due to lower current dealer and consumer demand in comparison to record demand in fiscal 2022, primarily in the North American Towable segment. Approximately 27% of the Company's net sales for fiscal 2023 were transacted in a currency other than the U.S. dollar. The Company's most material exchange rate exposure is sales in Euros. The $5,190,920, or 31.8% decrease in consolidated net sales in fiscal 2023 includes a decrease of $116,142 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for fiscal 2023 decreased $1,209,677, or 43.1%, compared to fiscal 2022. Consolidated gross profit was 14.4% of consolidated net sales for fiscal 2023 and 17.2% for fiscal 2022. The decreases in consolidated gross profit and the consolidated gross profit percentage in fiscal 2023 compared to fiscal 2022 were both primarily due to the impact of the decrease in consolidated net sales, which resulted in less absorption of fixed costs.

Selling, general and administrative expenses for fiscal 2023 decreased $246,408, or 22.1%, compared to fiscal 2022, primarily due to the 31.8% decrease in consolidated net sales and a combined decrease in net costs related to certain warranty and settlement expenses as discussed in Note 15 to the Consolidated Financial Statements. Selling, general and administrative expenses were 7.8% of consolidated net sales for fiscal 2023 and 6.8% for fiscal 2022, with the increase in percentage primarily due to the decrease in consolidated net sales in fiscal 2023 compared to fiscal 2022.

Amortization of intangible assets expense for fiscal 2023 decreased $16,138, or 10.3%, to $140,808, compared to fiscal 2022, primarily due to a reduction in dealer network amortization, which is amortized on an accelerated basis and therefore decreases over time.

The decrease of $960,511, or 65.8% in income before income taxes for fiscal 2023 compared to fiscal 2022, was primarily driven by the decrease in consolidated net sales and the decrease in the consolidated gross profit percentage noted above.

The overall annual effective income tax rate for fiscal 2023 was 25.1%, compared with 22.0% for fiscal 2022. The primary reason for the increase in the overall annual effective income tax rate relates to the jurisdictional mix of income before income taxes between foreign and domestic jurisdictions between fiscal 2023 and fiscal 2022.

Additional information concerning the changes in net sales, gross profit and selling, general and administrative expenses are addressed below in the segment reporting that follows.

The $26,406 decrease in Corporate expenses included in selling, general and administrative expenses for fiscal 2023 compared to fiscal 2022 primarily related to certain settlement expenses accrued in fiscal 2022 as discussed in Note 15 to the Consolidated Financial Statements which did not recur in fiscal 2023. This decrease also includes a decrease in incentive compensation of $6,579 due to the decrease in income before income taxes compared to the prior-year period, and a decrease of $6,850 in accrued expenses related to our standby repurchase obligations due to a decrease in dealer inventory levels in the current-year period as compared to a large increase in dealer inventory levels in the prior-year period. Costs related to the actuarially determined product liability and workers compensation accruals held at the Corporate level also decreased $5,391. These decreases were partially offset by a stock-based compensation expense increase of $9,153, and deferred compensation increased $18,966 due to market fluctuations between the two periods.

Net expense for Corporate interest and other income and expenses increased $10,783 in fiscal 2023 compared to fiscal 2022, which includes an increase in net interest expense and fees of $7,882 on our debt primarily due to higher interest rates in fiscal 2023 compared to fiscal 2022. In addition, fiscal 2023 included operating losses of $10,436 related to our equity investment in Roadpass Digital as discussed in Note 8 to the Consolidated Financial Statements and an unfavorable change of $10,895 in the fair value of certain other equity investments due to market fluctuations. These increases in net expense were partially offset by the favorable change of $19,350 in the fair value of the Company's deferred compensation plan assets due to market fluctuations between the two periods.

SEGMENT REPORTING

North American Towable Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2023 vs. Fiscal 2022

	Fiscal 2023	% of Segment Net Sales	Fiscal 2022	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$2,587,686	61.6	$5,430,526	62.7	$(2,842,840)	(52.3)
Fifth Wheels	1,614,942	38.4	3,231,419	37.3	(1,616,477)	(50.0)
Total North American Towable	$4,202,628	100.0	$8,661,945	100.0	$(4,459,317)	(51.5)

	Fiscal 2023	% of Segment Shipments	Fiscal 2022	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	81,432	76.5	190,795	80.0	(109,363)	(57.3)
Fifth Wheels	25,072	23.5	47,839	20.0	(22,767)	(47.6)
Total North American Towable	106,504	100.0	238,634	100.0	(132,130)	(55.4)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Change
North American Towable
Travel Trailers	5.0
Fifth Wheels	(2.4)
Total North American Towable	3.9

The decrease in total North American Towable net sales of 51.5% compared to the prior fiscal year resulted from a 55.4% decrease in unit shipments and a 3.9% increase in the overall net price per unit due to the combined impact of changes in product mix and price, which included selling price increases to help offset higher material costs. The decrease in unit shipments is primarily due to a softening in current dealer and consumer demand in comparison with the heightened demand in the prior fiscal year, which included independent dealers significantly restocking their inventory unit stock levels. According to statistics published by RVIA, for the twelve months ended July 31, 2023, combined travel trailer and fifth wheel wholesale unit shipments decreased 51.0% compared to the same period last year. According to statistics published by Stat Surveys, for the twelve-month periods ended June 30, 2023 and 2022, our retail market share for travel trailers and fifth wheels combined was 42.4% and 41.8%, respectively.

The increase in the overall change in product mix and price per unit within the travel trailer product line of 5.0% during fiscal 2023 was primarily due to the impact of favorable product mix changes compared to fiscal 2022 and selling price increases, primarily to offset higher material costs, partially offset by increased sales discounts. The decrease in the overall change in product mix and price per unit within the fifth wheel product line of 2.4% during fiscal 2023 was primarily due to the impact of selling price increases to offset higher material costs being more than offset by elevated sales discounts.

North American Towable cost of products sold decreased $3,450,506 to $3,699,141, or 88.0% of North American Towable net sales, for fiscal 2023 compared to $7,149,647, or 82.5% of North American Towable net sales, for fiscal 2022. The changes in material, labor, freight-out and warranty costs comprised $3,338,749 of the $3,450,506 decrease in cost of products sold due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales increased to 80.2% for fiscal 2023 compared to 77.4% for fiscal 2022, primarily as a result of increased sales discounts, which effectively decreased net selling prices and correspondingly increased cost percentages. The combined material, labor, freight-out and warranty costs as a combined percentage of gross North American Towable net sales before the effects of discounting decreased, due to a decrease in the material cost percentage from the combined favorable impacts of product mix changes, net selling price increases, cost-saving initiatives and the North American Towable LIFO liquidation of $8,300 in fiscal 2023, partially offset by an increase in the warranty cost percentage.

Total manufacturing overhead decreased $111,757 due to the decrease in sales but increased as a percentage of North American Towable net sales from 5.1% to 7.8%, as the decreased net sales levels resulted in higher overhead costs per unit sold. Variable costs in manufacturing overhead decreased $115,302 in fiscal 2023 compared to fiscal 2022 as a result of the decrease in North American Towable net sales.

The decrease of $1,008,811 in North American Towable gross profit for fiscal 2023 compared to fiscal 2022 was driven by the decrease in net sales and the decrease in the gross profit percentage was due to the increase in the cost of products sold percentage noted above.

The decrease of $185,437 in North American Towable selling, general and administrative expenses for fiscal 2023 compared to fiscal 2022 includes the impact of the decrease in North American Towable net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $184,177. The increase in the overall selling, general and administrative expense as a percentage of North American Towable net sales was primarily due to the decrease in North American Towable net sales.

The decrease of $813,413 in North American Towable income before income taxes for fiscal 2023 compared to fiscal 2022 was primarily due to the decrease in North American Towable net sales, and the primary reason for the 6.5% decrease in percentage was the increase in the cost of products sold percentage noted above.

North American Motorized Recreational Vehicles
Analysis of Change in Net Sales for Fiscal 2023 vs. Fiscal 2022

	Fiscal 2023	% of Segment Net Sales	Fiscal 2022	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$1,066,617	32.2	$1,779,295	44.7	$(712,678)	(40.1)
Class C	1,536,398	46.4	1,408,470	35.4	127,928	9.1
Class B	711,155	21.4	791,882	19.9	(80,727)	(10.2)
Total North American Motorized	$3,314,170	100.0	$3,979,647	100.0	$(665,477)	(16.7)

	Fiscal 2023	% of Segment Shipments	Fiscal 2022	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	5,246	21.1	9,026	30.4	(3,780)	(41.9)
Class C	13,643	54.9	13,260	44.6	383	2.9
Class B	5,943	24.0	7,445	25.0	(1,502)	(20.2)
Total North American Motorized	24,832	100.0	29,731	100.0	(4,899)	(16.5)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Change
North American Motorized
Class A	1.8
Class C	6.2
Class B	10.0
Total North American Motorized	(0.2)

The decrease in total North American Motorized net sales of 16.7% compared to the prior fiscal year resulted from a 16.5% decrease in unit shipments due to softening dealer and consumer demand, and a 0.2% decrease in the overall net price per unit due to the combined impact of changes in product price and mix, which included net selling price increases to help offset higher material and other input costs. The 0.2% decrease in the overall change in product mix and price per unit, in spite of the increase in net price per unit within each product category, was due to the higher combined concentration of the more moderately-priced Class B and Class C units in the current fiscal year compared to the more expensive Class A units. According to statistics published by RVIA, for the twelve months ended July 31, 2023, combined motorhome wholesale unit shipments decreased 10.3% compared to the same period last year. According to statistics published by Stat Surveys, for the twelve-month periods ended June 30, 2023 and 2022, our retail market share for motorhomes was 48.1% and 48.5%, respectively.

The increase in the overall change in product mix and price per unit within the Class A product line of 1.8% during fiscal 2023 was primarily due to net selling price increases since the prior fiscal year to help offset material and other input cost increases, partially offset by a higher concentration of sales of the more moderately-priced gas Class A products in the current fiscal year. The increase in the overall change in product mix and price per unit within the Class C product line of 6.2% during fiscal 2023 was primarily due to net selling price increases since the prior fiscal year to offset higher material and other input costs as well as product mix changes. The increase in the overall change in product mix and price per unit within the Class B product line of 10.0% during fiscal 2023 was primarily due to net selling price increases since the prior fiscal year, and a higher concentration of sales of higher-priced Class B products in the current fiscal year.

North American Motorized cost of products sold decreased $454,140 to $2,871,455, or 86.6% of motorized net sales, for fiscal 2023 compared to $3,325,595, or 83.6% of motorized net sales, for fiscal 2022. The changes in material, labor, freight-out and warranty costs comprised $442,308 of the $454,140 decrease due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales was 80.9% for fiscal 2023 compared to 78.6% for fiscal 2022, with the increase primarily due to an increase in the material cost percentage, primarily due to chassis cost increases, and an increase in the warranty cost percentage.
Total manufacturing overhead decreased $11,832 but increased as a percentage of North American Motorized net sales from 5.0% to 5.7%, as the decrease in net sales levels resulted in slightly higher overhead costs per unit sold. Variable costs in manufacturing overhead decreased $13,709 in fiscal 2023 compared to fiscal 2022 as a result of the decrease in North American Motorized net sales.

The decrease of $211,337 in North American Motorized gross profit for fiscal 2023 compared to fiscal 2022 was driven by the decrease in net sales, while the decrease in the gross profit percentage was due to the increase in the cost of products sold percentage noted above.

The decrease of $31,104 in North American Motorized selling, general and administrative expenses in fiscal 2023 compared to fiscal 2022 was primarily due to the decreases in North American Motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $39,581. This decrease was partially offset by an increase in professional fees and related settlement and RV repurchase costs of $6,112.

The decrease of $181,397 in North American Motorized income before income taxes for fiscal 2023 compared to fiscal 2022 was primarily due to the decrease in North American Motorized net sales, and the primary reason for the 3.3% decrease in North American Motorized income before income taxes percentage was the increase in the cost of products sold percentage noted above.

European Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2023 vs. Fiscal 2022

	Fiscal 2023	% of Segment Net Sales	Fiscal 2022	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$1,409,137	46.4	$1,457,226	50.5	$(48,089)	(3.3)
Campervan	987,623	32.5	750,310	26.0	237,313	31.6
Caravan	358,415	11.8	365,902	12.7	(7,487)	(2.0)
Other	281,972	9.3	314,015	10.8	(32,043)	(10.2)
Total European	$3,037,147	100.0	$2,887,453	100.0	$149,694	5.2

	Fiscal 2023	% of Segment Shipments	Fiscal 2022	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	19,391	34.8	23,688	39.4	(4,297)	(18.1)
Campervan	21,087	37.9	19,369	32.2	1,718	8.9
Caravan	15,201	27.3	17,135	28.4	(1,934)	(11.3)
Total European	55,679	100.0	60,192	100.0	(4,513)	(7.5)

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:
	Foreign Currency %	Mix and Price %	% Change

European
Motorcaravan	(4.0)	18.8	14.8
Campervan	(4.0)	26.7	22.7
Caravan	(4.0)	13.3	9.3
Total European	(4.0)	16.7	12.7

The increase in total European Recreational Vehicle net sales of 5.2% compared to the prior-year period resulted from a 7.5% decrease in unit shipments and a 12.7% increase in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. The increase in European Recreational Vehicle net sales of $149,694 includes a decrease of $116,142, or 4.0% of net sales, due to the decrease in foreign exchange rates in fiscal 2023 compared to fiscal 2022. Sales on a constant-currency basis increased by 9.2%.

The overall net price per unit increase of 12.7% includes a 4.0% decrease due to the impact of foreign currency exchange rate changes and a 16.7% increase due to the combined impact of product mix and selling price increases.

The constant-currency increases in the overall net price per unit within the Motorcaravan product line of 18.8% and the Campervan product line of 26.7% were primarily due to the impact of selling price increases and product mix changes. In addition, in fiscal 2023 the Campervan product line included a higher concentration of Campervan units with a purchased chassis that is included in the sales price as opposed to units with a customer-supplied chassis that is not included in the sales price. The increase in the overall net price per unit due to product mix and price within the Caravan product line of 13.3% was primarily due to the impact of selling price increases taken to offset increased input costs.

European Recreational Vehicle cost of products sold increased 54,337 to $2,531,803, or 83.4% of European Recreational Vehicle net sales, for fiscal 2023 compared to 2,477,466, or 85.8% of European Recreational Vehicle net sales, for fiscal 2022. The changes in material, labor, freight-out and warranty costs comprised $34,716 of the 54,337 increase. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales decreased to 73.4% for fiscal 2023 compared to 76.0% for fiscal 2022, with the decrease primarily due to a decrease in the material cost percentage due to net selling price increases and product mix changes. The labor cost percentages also improved.

Total manufacturing overhead increased $19,621 and increased as a percentage of European Recreational Vehicle net sales from 9.8% to 10.0% primarily due to an increase in manufacturing overhead wages and benefits.

The increase of $95,357 in European Recreational Vehicle gross profit for fiscal 2023 compared to fiscal 2022 was due to the increase in European Recreational Vehicle net sales and the decrease in the cost of products sold percentage noted above.

The $6,315 increase in European Recreational Vehicle selling, general and administrative expenses for fiscal 2023 compared to fiscal 2022 was primarily due to the reduction in foreign exchange rates since the prior-year period, which mostly offset the increase in selling, general and administrative expenses on a constant-currency basis. The constant-currency increase was primarily due to increased advertising and promotion costs, as participation in most European trade fairs in the prior fiscal year was canceled due to the COVID-19 pandemic but resumed in the current fiscal year, and increased compensation and benefit costs.

The primary reason for the $92,509 increase in European Recreational Vehicle income before income taxes was the increase in European Recreational Vehicle net sales and the improvement in the cost of products sold percentage noted above. The increase in the net income before income taxes percentage to net sales was primarily due to the improvement in the cost of products sold percentage noted above. Amortization expense was also 0.6% lower as a percentage of sales in fiscal 2023 compared to fiscal 2022 due to lower dealer network amortization, which is amortized on an accelerated basis and therefore decreases over time.

Liquidity and Capital Resources

As of July 31, 2023, we had $441,232 in cash and cash equivalents, of which $338,703 is held in the United States and the equivalent of $102,529, predominantly in Euros, is held in Europe, compared to $311,553 on July 31, 2022, of which $256,492 was held in the United States and the equivalent of $55,061, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the United States. The components of the $129,679 increase in cash and cash equivalents are described in more detail below, but the increase was primarily attributable to cash provided by operations of $981,633 less cash used in financing activities of $635,685 and cash used in investing activities of $222,483.

Net working capital at July 31, 2023 was $1,077,098 compared to $1,306,563 at July 31, 2022, with the decrease primarily due to decreases in inventory and accounts receivable as noted in the Operating Activities section below. Capital expenditures of $208,194 for fiscal 2023 were made primarily for land and production building additions and improvements, and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. In addition, the unused availability under our revolving asset-based credit facility is generally available to the Company for general operating purposes, and approximated $940,000 at July 31, 2023. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

Our priorities for the use of current and future available cash generated from operations remain consistent with our history, and include reducing our indebtedness, maintaining and, over time, growing our dividend payments and funding our growth, both organically and opportunistically, through acquisitions. We may also consider strategic and opportunistic repurchases of shares of THOR stock under the share repurchase authorizations as discussed in Note 17 to the Consolidated Financial Statements, and special dividends based upon market and business conditions and excess cash availability, subject to potential customary limits and restrictions pursuant to our credit facilities, applicable legal limitations and determination by the Company's Board of Directors ("Board"). We believe our on-hand cash and cash equivalents and funds generated from operations will be sufficient to fund expected cash dividend payments and share repurchases for the foreseeable future.

Our current estimate of committed and internally approved capital spend for fiscal 2024 is $260,000, primarily for certain building projects and certain automation projects, as well as replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business. We anticipate approximately two-thirds of our capital spend will be in North America and one-third in Europe, and that these expenditures will be funded by cash provided by our operating activities.

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

Operating Activities

Net cash provided by operating activities for fiscal 2023 was $981,633 as compared to net cash provided by operating activities of $990,116 for fiscal 2022.

For fiscal 2023, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax benefit and stock-based compensation) provided $664,339 of operating cash. The change in net working capital provided additional operating cash of $317,294 during fiscal 2023, primarily due to decreases in accounts receivable due to lower sales levels and a reduction in inventory levels.

For fiscal 2022, net income adjusted for non-cash operating items (primarily depreciation, amortization of intangibles, deferred income tax benefit and stock-based compensation) provided $1,405,990 of operating cash. The change in net working capital resulted in the use of $415,874 of operating cash during fiscal 2022, primarily due to an increase in inventory.

Investing Activities

Net cash used in investing activities for fiscal 2023 was $222,483, primarily due to capital expenditures of $208,194.

Net cash used in investing activities for fiscal 2022 was $1,049,257, primarily due to $781,967 used in business acquisitions, primarily for the Airxcel acquisition discussed in Note 2 to the Consolidated Financial Statements, and capital expenditures of $242,357.

Financing Activities

Net cash used in financing activities for fiscal 2023 was $635,685, including payments of $100,000 on the ABL facility and $402,355 on the term-loan credit facilities. Additionally, the Company made regular quarterly cash dividend payments of $0.45 per share for each quarter of fiscal 2023 totaling $95,969, and $42,007 was used for treasury share repurchases.

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

Principal Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments at July 31, 2023 are summarized in the following charts. Unrecognized income tax benefits in the amount of $15,992 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment. We have no other material off-balance sheet commitments.

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2024	Fiscal 2025-2026	Fiscal 2027-2028	After 5 Years
Debt principal payments (1)	$1,327,405	$11,368	$794,382	$10,979	$510,676
Finance leases (2)	$4,203	$1,059	$2,190	$954	$—
Operating leases (2)	$66,998	$17,423	$22,232	$10,797	$16,546
Purchase obligations (3)	$151,131	$151,131	$—	$—	$—
Total contractual cash obligations	$1,549,737	$180,981	$818,804	$22,730	$527,222
(1)See Note 13 to the Consolidated Financial Statements for additional information.
(2)See Note 16 to the Consolidated Financial Statements for additional information.
(3)Represent commitments to purchase specified quantities of raw materials at market prices. The dollar values above have been estimated based on July 31, 2023 market prices.

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Less Than One Year (1)	1-3 Years	4-5 Years	Over 5 Years
Standby repurchase obligations (1)	$3,893,048	$2,442,581	$1,450,467	$—	$—
(1)The standby repurchase totals above do not consider any curtailments that lower the eventual repurchase obligation totals, and these obligations generally extend up to eighteen months from the date of sale of the related product to the dealer. In estimating the expiration of the standby repurchase obligations, we used inventory reports as of July 31, 2023 from our independent dealers’ primary lending institutions and made an assumption for obligations for inventory aged 0-12 months that it was financed evenly over the twelve-month period.

Application of Critical Accounting Estimates

See Note 1 to the Consolidated Financial Statements for further information on the Company's significant accounting policies.

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

Business Combinations

We account for the acquisition of a business using the acquisition method of accounting. Assets acquired and liabilities assumed, including amounts attributed to non-controlling interests, are recorded at the acquisition date at their fair values. Assigning fair values requires the Company to make significant estimates and assumptions regarding the fair values of identifiable intangible assets, property, plant and equipment, deferred tax asset valuation allowances, and liabilities, such as uncertain tax positions and contingencies. The Company may refine these estimates, if necessary, over a period not to exceed one year by taking into consideration new information that, if known at the acquisition date, would have affected the fair values ascribed to the assets acquired and liabilities assumed.

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

Goodwill, Intangible and Long-Lived Assets

Goodwill results from the excess of purchase price over the net assets of an acquired business. The Company's reporting units are generally the same as its operating segments, which are identified in Note 3 to the Consolidated Financial Statements. Goodwill is not amortized but is tested for impairment annually as of May 31 of each fiscal year and whenever events or changes in circumstances indicate that an impairment may have occurred. The total carrying value of goodwill as of July 31, 2023 is $1,800,422. See Note 7 to the Consolidated Financial Statements for a summary of changes in carrying value by fiscal year and reportable segment. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess is recognized, not to exceed the amount of goodwill allocated to the reporting unit. As part of the annual impairment testing, the Company may utilize a qualitative approach rather than a quantitative approach to determine if an impairment exists, considering various factors including industry changes, actual results as compared to forecasted results, or the timing of a recent acquisition, if applicable.

One of the Company's reporting units has a goodwill balance of $388,846 as of July 31, 2023. For its May 31, 2023 annual impairment test of this reporting unit, the Company utilized both a discounted cash flow model and market approach based on guideline public companies to estimate the fair value of this reporting unit. The fair value of this reporting unit exceeded its carrying value by less than 10% in this test. The estimated fair value is subject to significant management judgment, including the determination of many factors such as, but not limited to, sales growth rates, margin growth rates and discount rates developed using market observable inputs and considering risk regarding future performance, as well as market multiples derived from selected guideline public companies. Changes in any of these estimates can have a significant impact on the determination of fair value. Additionally, market data and factors outside the Company’s control, such as dealer and end consumer demand, could have a significant impact on estimated fair value. Changes in any of these estimates or other factors could potentially result in future material impairments.

The Company’s intangible assets are dealer networks, trademarks and design technology and other intangible assets acquired in business acquisitions. Dealer networks are valued on a Discounted Cash Flow method and are amortized on an accelerated basis over 12 to 20 years, with amortization beginning after any applicable backlog amortization is completed. Trademarks and design technology assets are both valued on a Relief of Royalty method and are both amortized on a straight-line basis, using lives of 15 to 25 years for trademarks and 10 to 15 years for design technology assets, respectively. Amortizable intangible assets, net as of July 31, 2023 totaled $996,979. See Note 7 to the Consolidated Financial Statements for a summary of the components of that balance.

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
The Company completed its annual goodwill impairment test as of May 31, 2023, and no impairment was identified. See Note 7 to the Consolidated Financial Statements for further information regarding goodwill and intangible assets.

Product Warranty

We generally provide retail customers of our products with either a one-year or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components or other items. We record a liability, which totaled $345,197 at July 31, 2023, based on our best estimate of the amounts necessary to settle unpaid existing claims and estimated future claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of retail sold units, existing THOR units in dealer inventory, historical average costs per unit incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in service shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such additional claims or costs materialize. Management believes that the warranty liability is appropriate; however, actual claims incurred could differ from estimates, requiring adjustments to the reserves.

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

The Company also holds $555,506 of debt denominated in Euros at July 31, 2023. A hypothetical 10% change in the Euro/U.S. Dollar exchange rate would change our July 31, 2023 debt balance by an estimated $55,551.

INTEREST RATE RISK – Based on our assumption of the Company’s floating-rate debt levels over the next 12 months, a one-percentage-point increase in interest rates (approximately 13.3% of our weighted-average interest rate at July 31, 2023) would result in an estimated $7,626 reduction in income before income taxes over a one-year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information provided in pages F-1 through F-33 at the end of this Report is incorporated by reference in response to this Item.

Quarterly Financial Data (Unaudited)

	Quarter Ended
Fiscal 2023	October 31	January 31	April 30	July 31
Net sales	$3,108,084	$2,346,635	$2,928,820	$2,738,066
Gross profit	486,476	282,935	432,637	394,305
Net income attributable to THOR Industries, Inc.	136,185	27,080	120,719	90,287

Earnings per common share: (1)
Basic	$2.54	$0.51	$2.26	$1.69
Diluted	$2.53	$0.50	$2.24	$1.68
Dividends paid per common share	$0.45	$0.45	$0.45	$0.45

Market prices per common share
High	$96.11	$94.46	$105.36	$115.52
Low	$67.09	$74.00	$74.50	$75.93

	Quarter Ended
Fiscal 2022	October 31	January 31	April 30	July 31
Net sales	$3,958,224	$3,875,018	$4,657,517	$3,821,766
Gross profit	655,424	675,274	807,445	667,887
Net income attributable to THOR Industries, Inc.	242,242	266,568	348,051	280,943

Earnings per common share: (1)
Basic	$4.37	$4.80	$6.34	$5.17
Diluted	$4.34	$4.79	$6.32	$5.15
Dividends paid per common share	$0.43	$0.43	$0.43	$0.43

Market prices per common share
High	$128.87	$115.47	$100.14	$89.60
Low	$99.35	$85.13	$73.50	$66.26

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2023 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of July 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.

Part C – Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part D – Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of THOR Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of THOR Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2023, of the Company and our report dated September 25, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Chicago, Illinois
September 25, 2023

ITEM 9B. OTHER INFORMATION

During the three months ended July 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulations S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a written code of ethics, the “THOR Industries, Inc. Business Ethics Policy”, which is applicable to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the “Selected Officers”). In accordance with the rules and regulations of the SEC, a copy of the code has been posted on the Company’s website at https://ir.thorindustries.com/corporate-governance/governance-documents/default.aspx and is also available in print to any person, without charge, upon request. The Company intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer on its website at www.thorindustries.com or by filing a Form 8-K.

The other information in response to this Item is included under the captions OUR BOARD OF DIRECTORS; EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS; BOARD OF DIRECTORS: STRUCTURE and COMMITTEES AND CORPORATE GOVERNANCE, DELINQUENT SECTION 16(A) REPORTS in the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which portions of said Proxy Statement are hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item is contained under the captions COMPENSATION DISCUSSION AND ANALYSIS, EXECUTIVE COMPENSATION, DIRECTOR COMPENSATION and COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION in the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which portions of said Proxy Statement are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of July 31, 2023 about the Company’s Common Stock that is authorized for issuance under the THOR Industries, Inc. 2016 Equity and Incentive Plan (the “2016 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,175,711	(1)	$—	(2)	1,102,045	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,175,711		$—		1,102,045
(1)Represents shares underlying restricted stock units and performance stock units granted pursuant to the 2016 Plan.
(2)The restricted stock units and performance stock units totaling 1,175,711 in column (a) do not have an exercise price.
(3)Represents shares remaining available for future issuance pursuant to the 2016 Plan.

The other information required in response to this Item is contained under the caption OWNERSHIP OF COMMON STOCK in the Company’s definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A, which portions of said Proxy Statement are hereby incorporated by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted since the required information is either not applicable, not material or is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

(b)Exhibits

Exhibit	Description ***
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

4.2	Form of 4.000% Senior Notes due 2029 (incorporated by reference to Exhibit A to Exhibit 4.1)
4.3	Form of Common Stock Certificate (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987) (P) Rule 311
4.4	Description of Registrant's Securities (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2020)
10.1	Thor Industries, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2022)
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

10.11	Form of Employment Agreement between the Company and each of Robert W. Martin, Colleen Zuhl, W. Todd Woelfer, Kenneth D. Julian and Trevor Q. Gasper dated July 24, 2023*+
10.12
Amendment No. 1 to the ABL Credit Agreement, dated as of September 1, 2021, by and among the Company, certain domestic subsidiaries of the Company, certain subsidiaries of EHG organized under the laws of Germany and a subsidiary of EHG organized under the laws of the United Kingdom, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2021)

10.13
Amendment No. 2 to the Term Loan Credit Agreement dated as of May 9, 2023, by and among the Company, certain subsidiaries of the Company and JPMorgan Chase Bank, N.A., as Administrative Agent and Term B-1 Lender*

10.14
Amendment No. 2 to the ABL Credit Agreement, dated as of May 1, 2023, by and among the Company, certain domestic subsidiaries of the Company, certain subsidiaries of EHG organized under the laws of Germany and a subsidiary of EHG organized under the laws of the United Kingdom, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent*

21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP, dated September 25, 2023*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104.1	The cover page from THOR Industries Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023 formatted in Inline XBRL (included in Exhibit 101).
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended July 31, 2023 formatted in iXBRL (Inline “eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

*	Filed herewith
**	Furnished herewith
***	Certain schedules and exhibits referenced in certain agreements filed as exhibits hereto have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request
+	Designates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 25, 2023 on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/s/ Robert W. Martin
Robert W. Martin
Director, President and Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 25, 2023 by the following persons on behalf of the Registrant and in the capacities indicated.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of THOR Industries, Inc. and subsidiaries (the "Company") as of July 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended July 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 25, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Airxcel Reporting Unit Goodwill–see Note 7 to the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that an impairment may have occurred. The Company typically utilizes a quantitative assessment to test for impairment, which involves a comparison of the fair value of a reporting unit with its carrying value. Fair values are determined by a discounted cash flow model, in addition to a market approach based on guideline public companies. These estimates are subject to significant management judgment, including the determination of many factors such as, but not limited to, sales growth rates and discount rates developed using market observable inputs and considering risk regarding future performance, as well as market multiples derived from selected guideline public companies. Changes in any of these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. The goodwill balance was $1,800 million as of July 31, 2023, of which $389 million was allocated to the Airxcel reporting unit. As a result of the assessment performed by the Company during the year ended July 31, 2023, the Company concluded that the fair value of the Airxcel reporting unit exceeded its carrying value and that there was no impairment of Airxcel reporting unit goodwill.

We identified the valuation of goodwill for the Airxcel reporting unit as a critical audit matter due to the significant judgments made by management to estimate the fair value of the Airxcel reporting unit and the impact on Airxcel’s operations of changes in recreational vehicle dealer and end consumer demand and also when considering that the difference between the fair value of the Airxcel reporting unit and its carrying value is not significant. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the sales growth rates and discount rate used in the discounted cash flow model and the market multiples used in the market approach based on guideline public companies.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the sales growth rates, discount rate and market multiples used by management to estimate the Airxcel reporting unit fair value included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of reporting unit fair value, such as controls related to management’s selection of the sales growth rates, discount rate and market multiples derived from selected guideline public companies.
•We evaluated the reasonableness of sales growth rates by comparing forecasted sales levels and underlying assumptions to historical operating results, information communicated to the Board of Directors, external data encompassing the recreational vehicle industry, and information furnished to the public by the Company, its peers, and analysts following the Company and the industry.
•With the assistance of our fair value specialists, we evaluated the discount rate, including testing the underlying source information and the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.
•With the assistance of our fair value specialists, we evaluated the market multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline public companies.

/s/ Deloitte & Touche LLP
Chicago, Illinois
September 25, 2023

We have served as the Company’s auditor since 1981.

THOR Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, July 31, 2023 and 2022
(amounts in thousands, except share and per share data)

	July 31, 2023	July 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$441,232	$311,553
Accounts receivable, trade, net	543,865	848,814
Accounts receivable, other, net	99,354	95,367
Inventories, net	1,653,070	1,754,773
Prepaid income taxes, expenses and other	56,059	51,972
Total current assets	2,793,580	3,062,479
Property, plant and equipment, net	1,387,808	1,258,159
Other assets:
Goodwill	1,800,422	1,804,151
Amortizable intangible assets, net	996,979	1,117,492
Deferred income tax assets, net	5,770	7,950
Equity investments	126,909	10,811
Other	149,362	147,090
Total other assets	3,079,442	3,087,494
TOTAL ASSETS	$7,260,830	$7,408,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$736,275	$822,449
Current portion of long-term debt	11,368	13,190
Short-term financial obligations	49,433	21,403
Accrued liabilities:
Compensation and related items	189,324	254,772
Product warranties	345,197	317,908
Income and other taxes	100,631	57,391
Promotions and rebates	163,410	134,298
Product, property and related liabilities	54,720	61,700
Other	66,124	72,805
Total current liabilities	1,716,482	1,755,916
Long-term debt	1,291,311	1,754,239
Deferred income tax liabilities, net	75,668	115,931
Unrecognized tax benefits	14,835	17,243
Other liabilities	179,136	164,149
Total long-term liabilities	1,560,950	2,051,562
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock—authorized 1,000,000 shares; none outstanding	—	—
Common stock—par value of $.10 per share; authorized 250,000,000 shares; issued 66,344,340 and 66,059,403 shares, respectively	6,634	6,606
Additional paid-in capital	539,032	497,946
Retained earnings	4,091,563	3,813,261
Accumulated other comprehensive (loss), net of tax	(68,547)	(181,607)
Less treasury shares of 13,030,030 and 12,382,441, respectively, at cost	(592,667)	(543,344)
Stockholders’ equity attributable to THOR Industries, Inc.	3,976,015	3,592,862
Non-controlling interests	7,383	7,792
Total stockholders’ equity	3,983,398	3,600,654
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,260,830	$7,408,132

See Notes to the Consolidated Financial Statements.

THOR Industries, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income for the Years Ended July 31, 2023, 2022 and 2021
(amounts in thousands, except share and per share data)

	2023	2022	2021
Net sales	$11,121,605	$16,312,525	$12,317,380
Cost of products sold	9,525,252	13,506,495	10,422,407
Gross profit	1,596,353	2,806,030	1,894,973
Selling, general and administrative expenses	870,054	1,116,462	869,916
Amortization of intangible assets	140,808	156,946	117,183
Interest expense, net	97,447	90,092	93,545
Other income, net	11,309	17,334	30,252
Income before income taxes	499,353	1,459,864	844,581
Income taxes	125,113	321,621	183,711
Net income	374,240	1,138,243	660,870
Less: Net income (loss) attributable to non-controlling interests	(31)	439	998
Net income attributable to THOR Industries, Inc.	$374,271	$1,137,804	$659,872

Weighted-average common shares outstanding:
Basic	53,478,310	55,034,653	55,333,959
Diluted	53,857,143	55,264,046	55,687,253

Earnings per common share:
Basic	$7.00	$20.67	$11.93
Diluted	$6.95	$20.59	$11.85

Comprehensive income:
Net income	$374,240	$1,138,243	$660,870
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax	114,164	(239,038)	7,723
Unrealized gain (loss) on derivatives, net of tax	(675)	9,330	10,168
Other income (loss), net of tax	(807)	2,047	(180)
Total other comprehensive income (loss), net of tax	112,682	(227,661)	17,711
Total comprehensive income	486,922	910,582	678,581
Comprehensive income (loss) attributable to non-controlling interest	(409)	(994)	1,081
Comprehensive income attributable to THOR Industries, Inc.	$487,331	$911,576	$677,500

See Notes to the Consolidated Financial Statements.

THOR Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2023, 2022 and 2021
(amounts in thousands, except share and per share data)

					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss), net	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2020	65,396,531	$6,540	$436,828	$2,201,330	$26,993	10,197,775	$(351,909)	$2,319,782	$25,787	$2,345,569
Net income	—	—	—	659,872	—	—	—	659,872	998	660,870
Restricted stock unit activity	255,039	25	(6,860)	—	—	87,554	(8,317)	(15,152)	—	(15,152)
Cash dividends $1.64 per common share	—	—	—	(90,801)	—	—	—	(90,801)	—	(90,801)
Stock compensation expense	—	—	30,514	—	—	—	—	30,514	—	30,514
Other comprehensive income	—	—	—	—	17,628	—	—	17,628	83	17,711
Dividend paid to non-controlling interest	—	—	—	—	—	—	—	—	(605)	(605)
Balance at July 31, 2021	65,651,570	$6,565	$460,482	$2,770,401	$44,621	10,285,329	$(360,226)	$2,921,843	$26,263	$2,948,106
Net income	—	—	—	1,137,804	—	—	—	1,137,804	439	1,138,243
Purchase of treasury shares	—	—	—	—	—	1,944,243	(165,107)	(165,107)	—	(165,107)
Restricted stock unit activity	407,833	41	4,527	—	—	152,869	(18,011)	(13,443)	—	(13,443)
Cash dividends $1.72 per common share	—	—	—	(94,944)	—	—	—	(94,944)	—	(94,944)
Stock compensation expense	—	—	31,421	—	—	—	—	31,421	—	31,421
Other comprehensive income (loss)	—	—	—	—	(226,228)	—	—	(226,228)	(1,433)	(227,661)
Dividend paid to non-controlling interest	—	—	—	—	—	—	—	—	(555)	(555)
Acquisitions	—	—	1,516	—	—	—	—	1,516	(16,922)	(15,406)
Balance at July 31, 2022	66,059,403	$6,606	$497,946	$3,813,261	$(181,607)	12,382,441	$(543,344)	$3,592,862	$7,792	$3,600,654
Net income (loss)	—	—	—	374,271	—	—	—	374,271	(31)	374,240
Purchase of treasury shares	—	—	—	—	—	549,532	(42,007)	(42,007)	—	(42,007)
Restricted stock unit activity	284,937	28	1,574	—	—	98,057	(7,316)	(5,714)	—	(5,714)
Cash dividends $1.80 per common share	—	—	—	(95,969)	—	—	—	(95,969)	—	(95,969)
Stock compensation expense	—	—	39,512	—	—	—	—	39,512	—	39,512
Other comprehensive income (loss)	—	—	—	—	113,060	—	—	113,060	(378)	112,682
Balance at July 31, 2023	66,344,340	$6,634	$539,032	$4,091,563	$(68,547)	13,030,030	$(592,667)	$3,976,015	$7,383	$3,983,398

See Notes to the Consolidated Financial Statements.

THOR Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Years Ended July 31, 2023, 2022 and 2021
(amounts in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$374,240	$1,138,243	$660,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	136,120	127,507	113,398
Amortization of intangibles	140,808	156,946	117,183
Amortization of debt issuance costs	11,455	11,322	15,407
Deferred income tax benefit	(34,477)	(51,885)	(9,026)
(Gain) loss on disposition of property, plant and equipment	(3,319)	(7,564)	1,136
Stock-based compensation expense	39,512	31,421	30,514
Changes in assets and liabilities:
Accounts receivable	313,410	39,247	(234,693)
Inventories	109,975	(381,543)	(538,756)
Prepaid income taxes, expenses and other	1,052	(13,884)	(32,717)
Accounts payable	(120,684)	(116,608)	229,173
Accrued liabilities and other	295	78,385	123,078
Long-term liabilities and other	13,246	(21,471)	50,915
Net cash provided by operating activities	981,633	990,116	526,482
Cash flows from investing activities:
Purchases of property, plant and equipment	(208,194)	(242,357)	(128,835)
Proceeds from dispositions of property, plant and equipment	13,655	16,067	1,950
Business acquisitions, net of cash acquired	(6,184)	(781,967)	(310,938)
Other	(21,760)	(41,000)	9,330
Net cash used in investing activities	(222,483)	(1,049,257)	(428,493)
Cash flows from financing activities:
Borrowings on revolving asset-based credit facilities	—	660,088	225,676
Payments on revolving asset-based credit facilities	(100,000)	(559,035)	(224,836)
Proceeds from issuance of senior unsecured notes	—	500,000	—
Payments on term-loan credit facilities	(402,355)	(332,907)	(59,700)
Payments on other debt	(11,968)	(11,535)	(13,950)
Payments of debt issuance costs	—	(8,445)	—
Cash dividends paid	(95,969)	(94,944)	(90,801)
Payments on finance lease obligations	(1,215)	(1,084)	(749)
Purchase of treasury shares	(42,007)	(165,107)	—
Payments related to vesting of stock-based awards	(7,316)	(18,011)	(8,317)
Other	25,145	(16,861)	(15,761)
Net cash used in financing activities	(635,685)	(47,841)	(188,438)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	6,214	(30,171)	(2,208)
Net increase (decrease) in cash and cash equivalents and restricted cash	129,679	(137,153)	(92,657)
Cash and cash equivalents and restricted cash, beginning of period	311,553	448,706	541,363
Cash and cash equivalents and restricted cash, end of period	441,232	311,553	448,706
Less: restricted cash	—	—	2,854
Cash and cash equivalents, end of period	$441,232	$311,553	$445,852
Supplemental cash flow information:
Income taxes paid	$143,077	$380,874	$226,527
Interest paid	$95,383	$74,455	$78,865
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$5,447	$4,733	$6,304

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements as of and for the Years Ended July 31, 2023, 2022 and 2021
(All Dollar and Euro amounts are presented in thousands, except share and per share data or as otherwise specified)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – THOR Industries, Inc. was founded in 1980 and is the sole owner of operating subsidiaries (collectively, the “Company” or “THOR”), that, combined, represent the world’s largest manufacturer of recreational vehicles ("RVs") by units sold and revenue. The Company manufactures a wide variety of RVs in the United States and Europe and sells those vehicles, as well as related parts and accessories, primarily to independent, non-franchise dealers throughout the United States, Canada and Europe. Unless the context requires or indicates otherwise, all references to “THOR,” the “Company,” “we,” “our” and “us” refer to THOR Industries, Inc. and its subsidiaries.

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

During fiscal 2023, the Company reclassified certain immaterial investments accounted for under the equity method, which had previously been shown as a component of Other long-term assets in the Consolidated Balance Sheets, to a separate line called Equity investments. In addition, certain other immaterial amounts from the prior fiscal year have been reclassified to conform with current-year presentation.

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

Cash and Cash Equivalents – Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. At July 31, 2023 and July 31, 2022, cash and cash equivalents of $316,401 and $217,411, respectively, were held by one U.S. financial institution. In addition, at July 31, 2023 and July 31, 2022, the equivalent of $68,170 and $30,609, respectively, was held in Euros at one European financial institution and $18,984 and $8,522, respectively, was held in Euros by a different European financial institution.

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

Fair Value of Financial Instruments – The fair value of long-term debt is discussed in Note 13 to the Consolidated Financial Statements.

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
Rental vehicles – 6 years
Depreciation expense is recorded in cost of products sold, except for $26,999, $25,388 and $22,409 in fiscal 2023, 2022 and 2021, respectively, which relates primarily to office buildings and office equipment and is recorded in selling, general and administrative expenses.

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

Long-lived and Intangible Assets – Property, plant and equipment and identifiable intangibles that are amortized are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Intangible assets consist of trademarks, dealer networks/customer relationships, design technology and non-compete agreements. Trademarks are amortized on a straight-line basis over 15 to 25 years. Dealer networks/customer relationships are amortized on an accelerated basis over 12 to 20 years, with amortization beginning after backlog amortization is completed, if applicable. Design technology and non-compete agreements are amortized using the straight-line method over 2 to 15 years.

Product Warranties – Estimated warranty costs are provided at the time of sale of the related products. See Note 12 to the Consolidated Financial Statements for further information.

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

Revenue is measured as the amount of consideration to which the Company expects to be entitled in exchange for the Company’s products and services. The amount of revenue recognized includes adjustments for any variable consideration, such as sales discounts, sales allowances, promotions, rebates and other sales incentives which are included in the transaction price and allocated to each performance obligation based on the standalone selling price. The Company estimates variable consideration based on the expected value of total consideration to which customers are likely to be entitled to based primarily on historical experience and current market conditions. Included in the estimate is an assessment as to whether any variable consideration is constrained. Revenue estimates are adjusted at the earlier of a change in the expected value of consideration or when the consideration becomes fixed. During fiscal 2023, fiscal 2022 and fiscal 2021, adjustments to revenue from performance obligations satisfied in prior periods, which relate primarily to changes in estimated variable consideration, were immaterial.

Amounts billed to customers related to shipping and handling activities are included in net sales. The Company has elected to account for shipping and handling costs as fulfillment activities, and these costs are predominantly included in cost of products sold. We do not disclose information about the transaction price allocated to the remaining performance obligations at period end because our contracts generally have original expected durations of one year or less. In addition, we expense when incurred contract acquisition costs, primarily sales commissions, because the amortization period, which is aligned with the contract term, is one year or less.

Advertising Costs – Advertising costs, which consist primarily of trade shows, are expensed as incurred and were $66,169, $55,461 and $44,638 in fiscal 2023, 2022 and 2021, respectively.

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

Repurchase Agreements – The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain independent domestic and foreign dealers of certain of its RV products. See Note 15 to the Consolidated Financial Statements for further information.

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

Research and Development – Research and development costs are expensed when incurred and totaled $36,592, $38,998 and $26,775 in fiscal 2023, 2022 and 2021, respectively.

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

	2023	2022	2021
Weighted-average shares outstanding for basic earnings per share	53,478,310	55,034,653	55,333,959
Unvested restricted stock units and performance stock units	378,833	229,393	353,294
Weighted-average shares outstanding assuming dilution	53,857,143	55,264,046	55,687,253

The Company excludes unvested restricted stock units and performance stock units that have an antidilutive effect from its calculation of weighted-average shares outstanding. Antidilutive unvested restricted stock units and performance stock units excluded from the July 31, 2023, July 31, 2022 and July 31, 2021 calculations were not material.

Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The optional expedients and exceptions are available for all entities as of March 12, 2020, through December 31, 2022. The Company adopted ASU 2020-04, effective March 12, 2020. As discussed in Note 13, amendments were made to the Company's debt facilities to transition the reference rate for U.S. dollar loans. These changes did not have a material impact on the Consolidated Financial Statements.

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

Tiffin Group

On December 18, 2020, the Company acquired luxury motorized recreational vehicle manufacturer Tiffin Motorhomes, Inc., and certain other associated operating and supply companies, which primarily supply component parts and services to Tiffin Motorhomes, Inc., (collectively the "Tiffin Group"). Tiffin Group, LLC, a wholly-owned subsidiary of the Company, owns the Tiffin Group. Tiffin Motorhomes, Inc. operates out of various locations in Alabama.

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

	Fiscal 2022	Fiscal 2021
Net sales	$16,359,983	$13,075,712
Net income attributable to THOR Industries, Inc.	$1,144,617	$689,198
Basic earnings per common share	$20.80	$12.46
Diluted earnings per common share	$20.71	$12.38

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

The operations of the Company's Postle and Airxcel subsidiaries are included in “Other”, along with the operations of Roadpass Digital through December 30, 2022 as discussed in Note 8 to the Consolidated Financial Statements. Net sales included in Other related primarily to the sale of specialized component parts and aluminum extrusions. Intercompany eliminations primarily adjust for Postle and Airxcel sales to the Company’s North American towables and North American motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of products to third parties.

Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, deferred compensation plan assets and certain Corporate real estate holdings primarily utilized by THOR’s U.S.-based operating subsidiaries.

	2023	2022	2021
NET SALES:
Recreational vehicles
North American Towable	$4,202,628	$8,661,945	$6,221,928
North American Motorized	3,314,170	3,979,647	2,669,391
Total North America	7,516,798	12,641,592	8,891,319
European	3,037,147	2,887,453	3,200,079
Total recreational vehicles	10,553,945	15,529,045	12,091,398
Other	777,639	1,225,824	373,174
Intercompany eliminations	(209,979)	(442,344)	(147,192)
Total	$11,121,605	$16,312,525	$12,317,380

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towable	$237,123	$1,050,536	$658,964
North American Motorized	255,207	436,604	202,057
Total North America	492,330	1,487,140	861,021
European	179,625	87,116	116,576
Total recreational vehicles	671,955	1,574,256	977,597
Other, net	36,965	110,798	57,674
Corporate	(209,567)	(225,190)	(190,690)
Total	$499,353	$1,459,864	$844,581

	2023	2022
TOTAL ASSETS:
Recreational vehicles
North American Towable	$1,429,899	$2,040,841
North American Motorized	1,268,109	1,239,476
Total North America	2,698,008	3,280,317
European	2,898,175	2,449,270
Total recreational vehicles	5,596,183	5,729,587
Other, net	1,048,076	1,272,829
Corporate	616,571	405,716
Total	$7,260,830	$7,408,132

	2023	2022	2021
DEPRECIATION AND INTANGIBLE ASSET AMORTIZATION EXPENSE:
Recreational vehicles
North American Towable	$60,880	$65,260	$66,078
North American Motorized	32,639	29,088	23,153
Total North America	93,519	94,348	89,231
European	121,464	131,518	127,432
Total recreational vehicles	214,983	225,866	216,663
Other, net	60,172	56,855	12,220
Corporate	1,773	1,732	1,698
Total	$276,928	$284,453	$230,581

CAPITAL ACQUISITIONS:
Recreational vehicles
North American Towable	$63,898	$72,892	$35,816
North American Motorized	42,902	36,321	22,230
Total North America	106,800	109,213	58,046
European	65,745	97,328	66,930
Total recreational vehicles	172,545	206,541	124,976
Other, net	34,190	33,162	5,620
Corporate	2,173	858	1,085
Total	$208,908	$240,561	$131,681

DESTINATION OF NET SALES BY GEOGRAPHIC REGION:
United States	$7,444,023	$12,235,760	$8,462,652
Germany	1,816,282	1,728,565	1,977,808
Other Europe	1,220,158	1,158,563	1,189,747
Canada	587,559	1,132,788	638,118
Other foreign	53,583	56,849	49,055
Total	$11,121,605	$16,312,525	$12,317,380

	2023	2022
PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION:
United States	$806,230	$749,343
Germany	433,136	397,015
Other Europe	139,188	106,921
Other	9,254	4,880
Total	$1,387,808	$1,258,159

4.DERIVATIVES AND HEDGING

At times, the Company uses interest rate swap agreements, foreign currency forward contracts and certain non-derivative financial instruments to help manage its risks associated with foreign currency exchange rates and interest rates. The Company records derivatives as assets and liabilities on the balance sheet at fair value. Changes in the fair value of derivative instruments are recognized in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the Consolidated Statements of Cash Flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued.

Certain of the Company’s derivative transactions were subject to master netting arrangements that allow the Company to net settle contracts with the same counterparties. These arrangements generally do not call for collateral and as of the applicable dates presented below, no cash collateral had been received or pledged related to the underlying derivatives.

As of July 31, 2023 there were not any derivative instruments designated as cash flow hedges. As of July 31, 2022, the fair value of our derivative instruments designated as cash flow hedges, and the associated notional amounts, presented on a pre-tax basis, were as follows:

	July 31, 2022
Cash Flow Hedges	Notional	Fair Value in Other Current Assets	Fair Value in Other Current Liabilities
Foreign currency forward contracts	$33,997	$—	$80
Interest rate swap agreements	273,325	850	—
Total derivative financial instruments	$307,322	$850	$80

The Company previously held interest rate swaps to convert a portion of the Company’s long-term debt from floating rate to fixed rate debt to partially hedge the interest rate risk related to the Company’s U.S. dollar term loan tranche that matures in February 2026.

Foreign currency forward contracts outstanding at July 31, 2022 were used to exchange British Pounds Sterling for Euro. Effective August 1, 2022, the Company's foreign currency forward contracts were no longer designated as cash flow hedges.

Net Investment Hedges

The Company designates a portion of its outstanding Euro-denominated term loan tranche as a hedge of foreign currency exposures related to investments the Company has in certain Euro-denominated functional currency subsidiaries.

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Gains (losses), net of tax, included in the foreign currency translation adjustment were $(27,211), $62,244, and $(1,943) for the fiscal years ended July 31, 2023, July 31, 2022 and July 31, 2021, respectively.

There were no amounts reclassified out of accumulated other comprehensive income (“AOCI”) pertaining to the net investment hedge during the fiscal years ended July 31, 2023, 2022 and 2021.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $25,248 and a fair value liability of $932 as of July 31, 2023. These other derivative instruments had a notional amount totaling approximately $25,628 and a fair value liability of $1,077 as of July 31, 2022. For these derivative instruments, changes in fair value are recognized in earnings.

The total amounts presented in the Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the following derivative instruments for the fiscal years ended July 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (loss) recognized in Other comprehensive income (loss), net of tax
Foreign currency forward contracts	$—	$6	$(63)
Interest rate swap agreements (1)	(675)	9,324	10,231
Total gain (loss)	$(675)	$9,330	$10,168

(1)Other comprehensive income (loss), net of tax, before reclassification from AOCI was $702, $3,626 and $340 for fiscal years 2023, 2022 and 2021, respectively.

	2023
	Sales	Interest Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(58)	$—
Interest rate swap agreements	—	1,377
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Foreign currency forward contracts	2,742	—
Commodities swap agreements	(2,229)	—
Interest rate swap agreements	—	167
Total gain (loss)	$455	$1,544

	2022
	Sales	Interest Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(723)	$—
Interest rate swap agreements	—	(5,698)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Interest rate swap agreements	—	428
Total gain (loss)	$(723)	$(5,270)

	2021
	Sales	Interest Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(1,050)	$—
Interest rate swap agreements	—	(9,891)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Interest rate swap agreements	—	(85)
Total gain (loss)	$(1,050)	$(9,976)

5.INVENTORIES

Major classifications of inventories are as follows:

	July 31, 2023	July 31, 2022
Finished goods – RV	$164,456	$236,311
Finished goods – other	93,476	126,570
Work in process	313,006	397,495
Raw materials	563,614	838,474
Chassis	681,122	293,375
Subtotal	1,815,674	1,892,225
Excess of FIFO costs over LIFO costs	(162,604)	(137,452)
Total inventories, net	$1,653,070	$1,754,773

Of the $1,815,674 and $1,892,225 of inventories at July 31, 2023 and July 31, 2022, $1,224,069 and $1,170,554, respectively, was valued on the first-in, first-out (“FIFO”) method, and $591,605 and $721,671, respectively, was valued on the last-in, first-out (“LIFO”) basis. During fiscal 2023 the amount of inventories in certain LIFO pools decreased and resulted in the liquidation of LIFO inventory layers carried at lower costs. The effect of this liquidation was to increase net income before income taxes by approximately $8,300, all in the North American Towable segment.

6.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	July 31, 2023	July 31, 2022
Land	$147,633	$142,221
Buildings and improvements	1,038,394	926,485
Machinery and equipment	672,499	601,480
Rental vehicles	99,360	67,414
Lease right-of-use assets – operating	47,969	44,407
Lease right-of-use assets – finance	5,518	6,264
Total cost	2,011,373	1,788,271
Less accumulated depreciation	(623,565)	(530,112)
Property, plant and equipment, net	$1,387,808	$1,258,159
See Note 16 to the Consolidated Financial Statements for further information regarding the lease right-of-use assets.

7.INTANGIBLE ASSETS AND GOODWILL

The components of amortizable intangible assets are as follows:

	July 31, 2023		July 31, 2022
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks/customer relationships	$1,112,273	$526,327	$1,090,528	$420,623
Trademarks	355,560	96,087	351,152	77,660
Design technology and other intangibles	258,868	107,483	253,918	80,465
Non-compete agreements	1,400	1,225	1,400	758
Total amortizable intangible assets	$1,728,101	$731,122	$1,696,998	$579,506

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2024	$130,081
For the fiscal year ending July 31, 2025	118,128
For the fiscal year ending July 31, 2026	106,812
For the fiscal year ending July 31, 2027	98,054
For the fiscal year ending July 31, 2028	90,640
For the fiscal year ending July 31, 2029 and thereafter	453,264
$996,979

The Company completed its annual goodwill impairment test for fiscal 2023 as of May 31, 2023, and no impairment was identified. There were no impairments of goodwill during fiscal 2022 or 2021.

Changes in the carrying amount of goodwill by reportable segment as of July 31, 2023 and July 31, 2022 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of July 31, 2021	$344,975	$53,875	$1,041,697	$122,708	$1,563,255
Fiscal year 2022 activity:
Goodwill acquired	—	—	—	389,838	389,838
Measurement period adjustments	—	—	—	(628)	(628)
Foreign currency translation and other	—	—	(148,314)	—	(148,314)
Net balance as of July 31, 2022	$344,975	$53,875	$893,383	$511,918	$1,804,151
Fiscal year 2023 activity:
Goodwill acquired	4,097	—	—	—	4,097
Measurement period adjustments	—	—	—	4,682	4,682
Foreign currency translation and other	(11,189)	11,189	72,375	—	72,375
Deconsolidation of Roadpass Digital	—	—	—	(84,883)	(84,883)
Net balance as of July 31, 2023	$337,883	$65,064	$965,758	$431,717	$1,800,422

The components of the goodwill balances as of July 31, 2023 and July 31, 2022 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Goodwill	$348,032	$82,316	$965,758	$431,717	$1,827,823
Accumulated impairment charges	(10,149)	(17,252)	—	—	(27,401)
Net balance as of July 31, 2023	$337,883	$65,064	$965,758	$431,717	$1,800,422

	North American Towable	North American Motorized	European	Other	Total
Goodwill	$355,124	$71,127	$893,383	$511,918	$1,831,552
Accumulated impairment charges	(10,149)	(17,252)	—	—	(27,401)
Net balance as of July 31, 2022	$344,975	$53,875	$893,383	$511,918	$1,804,151

8.EQUITY INVESTMENTS

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

The derecognition of the Roadpass Digital net assets and recognition of the Company’s investment in TN-RP resulted in an immaterial gain that is included in Other income, net, in the Consolidated Statements of Income and Comprehensive Income.

As of July 31, 2023, the Company had the following investment and maximum exposure to loss:

Carrying amount of investment in TN-RP	$104,043
Maximum exposure to loss	$120,193

The maximum exposure above includes the carrying amount of the Company’s investment in TN-RP as of July 31, 2023 plus the Company’s maximum remaining commitment to fund operating cash needs upon request from TechNexus, as operating manager of TN-RP.

The Company has significant influence due to its Class A-RP unit ownership interest, non-majority seats on the TN-RP advisory board and certain protective rights, therefore the Company’s investment in TN-RP is accounted for under the equity method of accounting and reported as a component of Equity investments in the Consolidated Balance Sheets beginning after December 30, 2022. In applying the equity method of accounting, the Company allocates its share of earnings and losses using a hypothetical liquidation at book value method, as the Operating Agreement specifies how earnings and losses are to be allocated amongst the unit holders. The Company’s share of gains and losses accounted for under the equity method of accounting are included in Other income, net in the Consolidated Statements of Income and Comprehensive Income. The loss recognized in fiscal year ended July 31, 2023 was $10,436.

9.CONCENTRATION OF RISK

One dealer, FreedomRoads, LLC, accounted for approximately 13% of the Company’s consolidated net sales in fiscal 2023, 2022 and 2021. Sales to this dealer are reported within both the North American Towable and North American Motorized segments. This dealer also accounted for approximately 13% of the Company’s consolidated trade accounts receivable at July 31, 2023 and approximately 10% at July 31, 2022. The loss of this dealer could have a material effect on the Company’s business.

10.EMPLOYEE BENEFIT PLANS

Substantially all non-highly compensated U.S. employees are eligible to participate in a 401(k) plan. The Company may make discretionary contributions to the 401(k) plan according to a matching formula determined by each operating subsidiary. Total expense for the plan was $5,179 in fiscal 2023, $4,848 in fiscal 2022 and $2,081 in fiscal 2021.

The Company has established a deferred compensation plan for highly compensated U.S. employees who are not eligible to participate in a 401(k) plan. This plan allows participants to defer a portion of their compensation and the Company then invests the funds in a combination of corporate-owned life insurance ("COLI") and mutual fund investments held by the Company. The employee deferrals and the results and returns of the investments selected by the participants, which totaled $110,043 at July 31, 2023 and $95,782 at July 31, 2022, are recorded as Other long-term liabilities in the Consolidated Balance Sheets. Investments held by the Company are accounted for at cash surrender value for COLI and at fair value for mutual fund investments. Both types of company-owned assets, which in total approximate the same value as the plan liabilities, are reported as Other long-term assets on the Consolidated Balance Sheets. Changes in the value of the plan assets are reflected within Other income, net on the Consolidated Statements of Income and Comprehensive Income. Changes in the value of the liability are reflected within Selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. The Company does not make matching contributions to the deferred compensation plan.

11.FAIR VALUE MEASUREMENTS

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

The financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2023 and July 31, 2022 are as follows:

	Input Level	July 31, 2023	July 31, 2022
Cash equivalents	Level 1	$286,984	$—
Deferred compensation plan mutual fund assets	Level 1	$40,220	$42,312
Equity investments	Level 1	$4,105	$—
Foreign currency forward contract liability	Level 2	$—	$80
Interest rate swap liabilities, net	Level 2	$932	$227

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

12.PRODUCT WARRANTY

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

Changes in our product warranty liabilities during the indicated periods are as follows:

	2023	2022	2021
Beginning balance	$317,908	$267,620	$252,869
Provision	347,588	339,009	261,851
Payments	(324,042)	(290,407)	(258,624)
Acquisitions	—	9,828	11,032
Foreign currency translation	3,743	(8,142)	492
Ending balance	$345,197	$317,908	$267,620

13.LONG-TERM DEBT

The components of long-term debt are as follows:

	July 31, 2023	July 31, 2022
Term loan	$758,094	$1,124,209
Asset-based credit facility	—	100,000
Senior unsecured notes	500,000	500,000
Unsecured notes	27,558	25,495
Other debt	41,753	50,207
Total long-term debt	1,327,405	1,799,911
Debt issuance costs, net of amortization	(24,726)	(32,482)
Total long-term debt, net of debt issuance costs	1,302,679	1,767,429
Less: current portion of long-term debt	(11,368)	(13,190)
Total long-term debt, net, less current portion	$1,291,311	$1,754,239

The Company is a party to a seven-year term loan (“term loan”) agreement, which originally consisted of both a United States Dollar-denominated term loan tranche of $1,386,434 and a Euro-denominated term loan tranche of 617,718 Euro ($708,584 at closing date exchange rate), and a $750,000 asset-based credit facility (“ABL”). Subject to earlier termination, the term loan matures on February 1, 2026 and the ABL originally matured on February 1, 2024. In connection with the Airxcel acquisition discussed in Note 2 to the Consolidated Financial Statements, effective September 1, 2021, the Company expanded its existing ABL facility from $750,000 to $1,000,000, favorably amended certain terms of the ABL agreement and extended the maturity date of the ABL from February 1, 2024 to September 1, 2026, subject to a springing maturity at an earlier date if the maturity date of the Company’s term loan has not been extended or refinanced. The ABL interest rate provisions remained unchanged.

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

During the quarter ended July 31, 2023 amendments were made to the term loan and ABL to transition the reference rate for loans denominated in U.S. dollars from LIBOR to the term Secured Overnight Financing Rate ("SOFR"). This transition included a spread adjustment of 11.448 basis points to be added to the SOFR reference rate for U.S. term loan tranche borrowings and 10 basis points to be added to the SOFR reference rate for U.S. dollar ABL borrowings. These amendments only modified contract terms related to the reference rate change. In accordance with the optional expedients available under ASU No. 2020-04, these amendments were accounted for as not substantial changes.

The Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during fiscal 2023 or fiscal 2022. The Company may, at its option, prepay any borrowings under the term loan, in whole or in part, at any time without premium or penalty (except in certain circumstances). The Company may add one or more incremental term loan facilities to the term loan, subject to obtaining commitments from any participating lenders and certain other conditions.

As of July 31, 2023, the entire outstanding U.S. term loan tranche balance of $271,900 was subject to a SOFR-based rate totaling 8.433%. As of July 31, 2022, the entire outstanding U.S. term loan tranche balance of $671,900 was subject to a LIBOR-based rate totaling 5.375%, but the interest rate on $273,325 of that balance was fixed at 5.466% through an interest rate swap. This interest rate swap agreement was terminated in July 2023, and the impact of the termination was not material.

The total interest rate on the July 31, 2023 outstanding Euro term loan tranche balance of $486,194 was 6.625%, and the total interest rate on the July 31, 2022 outstanding Euro term loan tranche balances of $452,309 was 3.00%

On October 14, 2021, the Company issued an aggregate principal amount of $500,000 of 4.000% Senior Unsecured Notes due 2029 (“Senior Unsecured Notes”). The Senior Unsecured Notes will mature on October 15, 2029 unless redeemed or repurchased earlier. Net proceeds from the Senior Unsecured Notes, along with cash on hand, were used to repay $500,000 of borrowings outstanding on the Company’s ABL and for certain transaction costs. Interest on the Senior Unsecured Notes is payable in semi-annual installments on April 15 and October 15 of each year, and the first semi-annual interest payment was made on April 14, 2022. The Senior Unsecured Notes rank equally in right of payment with all of the Company’s existing and future senior indebtedness and senior to the Company’s future subordinated indebtedness, and effectively junior in right of payment to the Company’s existing and future secured indebtedness to the extent of the assets securing such indebtedness.

As of July 31, 2023, there were no outstanding ABL borrowings. As of July 31, 2022, the total weighted-average interest rate on the outstanding ABL borrowings of $100,000 was 3.048%. The Company may, generally at its option, repay any borrowings under the ABL, in whole or in part, at any time and from time to time, without penalty or premium. Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The ABL currently carries interest at an annual base rate plus 0.25% to 0.50%, or EURIBOR plus 1.25% to 1.50%, or SOFR plus 1.35% to 1.60%, based on adjusted excess availability as defined in the ABL agreement. This agreement also includes a 0.20% unused facility fee.

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

The unused availability under the ABL is generally available to the Company for general operating purposes, and based on July 31, 2023 eligible receivable and inventory balances and net of amounts drawn, if any, totaled approximately $940,000.

The unsecured notes of 25,000 Euro ($27,558) at July 31, 2023 relate to long-term debt of our European segment. There are two series, 20,000 Euro ($22,046) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,512) with an interest rate of 2.534% maturing March 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 2.38% to 2.87%.

Total contractual debt maturities are as follows:

For the fiscal year ending July 31, 2024	$11,368
For the fiscal year ending July 31, 2025	33,109
For the fiscal year ending July 31, 2026	761,273
For the fiscal year ending July 31, 2027	2,701
For the fiscal year ending July 31, 2028	8,278
For the fiscal year ending July 31, 2029 and thereafter	510,676
$1,327,405

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

For fiscal 2023, interest expense on the term loan, ABL, Senior Unsecured Notes and other debt facilities was $92,977. In addition, interest expense included the amortization of capitalized fees to secure the term loan, ABL and Senior Unsecured Notes of $11,455, which are being amortized over the respective terms of those arrangements. The unamortized balance of all capitalized ABL facility fees was $2,713 at July 31, 2023 and is included in Other long-term assets in the Consolidated Balance Sheets.

For fiscal 2022, interest expense on the term loan, ABL, Senior Unsecured Notes and other debt facilities was $77,324. In addition, interest expense included the amortization of capitalized fees to secure the term loan, ABL and Senior Unsecured Notes of $11,322, which are being amortized over the respective terms of those arrangements. The unamortized balance of the ABL facility fees was $5,940 at July 31, 2022 and is included in Other long-term assets in the Consolidated Balance Sheets.

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

The fair value of the Company's term-loan debt at July 31, 2023 and July 31, 2022 was $759,487 and $1,097,136, respectively, and the fair value of the Company's Senior Unsecured Notes at July 31, 2023 and July 31, 2022 was $430,650 and $405,000, respectively. The fair values of the Company’s term-loan debt and Senior Unsecured Notes are primarily estimated using Level 2 inputs as defined by ASC 820, based on quoted prices in markets that are not active. The fair value of other debt held by the Company approximates carrying value.

14.INCOME TAXES

The sources of income before income taxes are as follows:

	For the Fiscal Year Ended July 31,
	2023	2022	2021
United States	$315,939	$1,359,841	$725,262
Foreign	183,414	100,023	119,319
Total	$499,353	$1,459,864	$844,581

The components of the provision for income taxes are as follows:

	For the Fiscal Year Ended July 31,
Income Taxes:	2023	2022	2021
U.S. Federal	$102,919	$296,716	$148,706
U.S. state and local	14,803	55,159	26,344
Foreign	45,174	17,848	17,571
Total current expense	162,896	369,723	192,621
U.S. Federal	(28,819)	(21,317)	162
U.S. state and local	(3,447)	(2,089)	(365)
Foreign	(5,517)	(24,696)	(8,707)
Total deferred expense (benefit)	(37,783)	(48,102)	(8,910)
Total income tax expense	$125,113	$321,621	$183,711

On March 11, 2021, the American Rescue Plan Act (the “Act”) was signed into law. The Act includes several changes impacting business, including but not limited to insurance premium subsidies, extension of employee retention tax credits and amendments to deductible compensation. The Company determined that the impacts of the Act are not material to the Consolidated Financial Statements.

On August 16, 2022, the Inflation Reduction Act was signed into law. Among other provisions, the law provides for a 1% tax imposed on the fair market value of shares repurchased by issuers whose shares are traded on an established securities market, subject to certain exceptions. The tax applies to repurchases made after December 31, 2022 and the Company has determined that the excise tax will not have a material impact to the Consolidated Financial Statements.

The differences between income tax expense at the federal statutory rate and the actual income tax expense are as follows:

	For the Fiscal Year Ended July 31,
	2023	2022	2021
Provision at federal statutory rate	$104,864	$306,571	$177,362
Differences between U.S. Federal statutory and foreign tax rates	(41,300)	58,573	(16,857)
Foreign currency remeasurement (gains) losses	33,737	(73,914)	1,595
U.S. state and local income taxes, net of federal benefit	9,524	38,919	20,407
Global Intangible Low-Taxed Income	10,936	2,000	—
Other	7,352	(10,528)	1,204
Total income tax expense	$125,113	$321,621	$183,711

A summary of the deferred income tax balances is as follows:

	July 31,
	2023	2022
Deferred income tax asset (liability):
Inventory basis	$10,226	$6,596
Employee benefits	10,306	10,171
Self-insurance reserves	4,968	6,792
Accrued product warranties	71,800	68,083
Accrued incentives	9,110	7,064
Sales returns and allowances	2,282	2,447
Accrued expenses	5,641	4,866
Property, plant and equipment	(49,036)	(44,508)
Operating leases	13,086	11,193
Deferred compensation	29,667	26,924
Intangibles	(212,478)	(219,726)
Net operating loss and other carryforwards	38,064	40,814
Unrealized loss	(8,843)	(17,925)
Unrecognized tax benefits	2,965	4,013
Research and development	10,816	—
Other	2,395	(6,155)
Valuation allowance	(10,867)	(8,630)
Deferred income tax (liability), net	$(69,898)	$(107,981)

Deferred tax assets are reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The valuation allowances recorded at July 31, 2023 and July 31, 2022 relate to certain foreign net operating loss carry forwards and other assets in foreign jurisdictions.

With the exception of foreign subsidiary investment basis differences not attributable to un-repatriated foreign earnings, we consider all of our undistributed earnings of our foreign subsidiaries, as of July 31, 2023, to not be indefinitely reinvested outside of the United States. As of July 31, 2023, the related income tax cost of the repatriation of foreign earnings is not material.

As of July 31, 2023, the Company has $414 of U.S. state tax credit carry forwards that expire in fiscal 2033, which the Company expects to realize prior to expiration. At July 31, 2023, the Company had $90,284 of gross NOL carry forwards in certain foreign jurisdictions that will expire from fiscal 2024 to indefinite carryforward, of which $60,905 has been fully reserved with a valuation allowance and the remaining amount the Company expects to realize. In addition, the Company has $5,100 of gross U.S. state tax NOL carryforwards that expire from fiscal 2024 to 2043 that the Company does not expect to realize and therefore has been fully reserved with a valuation allowance.

The benefits of tax positions reflected on income tax returns but whose outcome remains uncertain are only recognized for financial accounting purposes if they meet minimum recognition thresholds. The total amount of unrecognized tax benefits that, if recognized, would have impacted the Company’s effective tax rate were $11,106 for fiscal 2023, $14,461 for fiscal 2022 and $13,631 for fiscal 2021.

Changes in the unrecognized tax benefit during fiscal years 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Beginning balance	$17,998	$17,025	$14,238
Tax positions related to prior years:
Additions	649	705	72
Reductions	(1,588)	(1,280)	(277)
Tax positions related to current year:
Additions	974	4,660	4,346
Settlements	(2,531)	(2,453)	(3,363)
Lapses in statute of limitations	(1,790)	(3,010)	(2,701)
Tax positions acquired	—	2,351	4,710
Ending balance	$13,712	$17,998	$17,025

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The total amount of liabilities accrued for interest and penalties related to unrecognized tax benefits as of July 31, 2023 and July 31, 2022 were $2,694 and $2,867, respectively. The total amount of interest and penalties expense recognized in the Consolidated Statements of Income and Comprehensive Income for the fiscal years ended July 31, 2023, July 31, 2022 and July 31, 2021 were $523, $134 and $238, respectively.

The total unrecognized tax benefits above, along with the related accrued interest and penalties, are reported within the liability section of the Consolidated Balance Sheets. A portion of the unrecognized tax benefits is classified as short-term and is included in the “Income and other taxes” line of the Consolidated Balance Sheets, while the remainder is classified as a long-term liability.

The components of total unrecognized tax benefits are summarized as follows:

	July 31,
	2023	2022
Unrecognized tax benefits	$13,712	$17,998
Reduction to unrecognized tax benefits which offset tax credit and loss carryforwards	(414)	(668)
Accrued interest and penalties	2,694	2,867
Total unrecognized tax benefits	$15,992	$20,197

Short-term, included in “Income and other taxes”	$1,157	$2,954
Long-term	14,835	17,243
Total unrecognized tax benefits	$15,992	$20,197

Within the next 12 months, the Company does not anticipate any material changes in its unrecognized tax benefits as of July 31, 2023.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state and foreign jurisdictions. The Company is currently under exam by certain foreign jurisdictions for fiscal years ended 2016 through 2021. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

The major tax jurisdictions we file in, with the years still subject to income tax examinations, are listed below:

Major Tax Jurisdiction	Tax Years Subject to Exam

United States – Federal	Fiscal 2020 – Fiscal 2022

United States – State	Fiscal 2020 – Fiscal 2022

Germany	Fiscal 2016 – Fiscal 2021

France	Fiscal 2020 – Fiscal 2022

Italy	Fiscal 2016– Fiscal 2021

United Kingdom	Fiscal 2022

15.CONTINGENT LIABILITIES AND COMMITMENTS

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

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2023 and July 31, 2022 were $3,893,048 and $4,308,524, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $12,114 and $11,346 as of July 31, 2023 and July 31, 2022, respectively, which are included in Other current liabilities in the Consolidated Balance Sheets.

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

A product recall was issued in late fiscal 2021 related to certain purchased parts utilized in certain of our products, and an accrual to cover anticipated costs was established at that time. Starting in fiscal 2022, the accrual has been adjusted quarterly based on developments involving the recall, including our expectations regarding the extent of vendor reimbursements and the estimated total cost of the recall. The Company has been, and will continue to be, reimbursed for a portion of the costs it will incur related to this recall. In addition, the Company recorded a contingent liability during fiscal 2022 based on developments related to an ongoing investigation by certain German-based authorities regarding the adequacy of historical disclosures of vehicle weight in advertisements and other Company-provided literature in Germany. The Company is fully cooperating with the investigation. In fiscal 2023, the Company’s net adjustments related to these two matters were not material. In fiscal 2022, the Company recognized $37,975 of net expense as a component of selling, general and administrative expense related to these two matters. The Company does not believe there will be a material adverse impact to our future results of operations and cash flows due to these matters.

16.LEASES

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

The components of lease costs for the fiscal years ended July 31, 2023, July 31, 2022 and July 31, 2021 were as follows:

	Fiscal Year Ended July 31,
	2023	2022	2021
Operating lease cost	$30,200	$27,391	$18,140
Finance lease cost
Amortization of right-of-use assets	746	746	662
Interest on lease liabilities	388	471	520
Total lease cost	$31,334	$28,608	$19,322

Other information related to leases was as follows:

	Fiscal Year Ended July 31,
Supplemental Cash Flow Information	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,089	$27,364	$18,054
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15,426	$21,258	$16,636
Finance leases	$—	$—	$4,000

	July 31,
Supplemental Balance Sheet Information	2023	2022
Operating leases:
Operating lease right-of-use assets	$47,969	$44,407

Operating lease liabilities
Other current liabilities	$11,238	$9,406
Other long-term liabilities	36,775	34,830
Total operating lease liabilities	$48,013	$44,236

Finance leases:
Finance lease right-of-use assets	$5,518	$6,264

Finance lease liabilities
Other current liabilities	$754	$1,215
Other long-term liabilities	2,722	3,476
Total finance lease liabilities	$3,476	$4,691

	July 31,
	2023	2022
Weighted-average remaining lease term
Operating leases	9.3 years	10.2 years
Finance leases	3.8 years	4.4 years
Weighted-average discount rate
Operating leases	4.7%	3.6%
Finance leases	9.7%	9.2%

Future minimum rental payments required under operating and finance leases as of July 31, 2023 were as follows:

	Operating Leases	Finance Leases
For the fiscal year ending July 31, 2024	$17,423	$1,059
For the fiscal year ending July 31, 2025	13,134	1,083
For the fiscal year ending July 31, 2026	9,098	1,107
For the fiscal year ending July 31, 2027	6,495	896
For the fiscal year ending July 31, 2028	4,302	58
For the fiscal year ending July 31, 2029 and thereafter	16,546	—
Total future lease payments	$66,998	$4,203
Less: amount representing interest	(18,985)	(727)
Total reported lease liability	$48,013	$3,476

17.STOCKHOLDERS’ EQUITY

Stock-based Compensation

The Board and the shareholders approved, and subsequently amended, the THOR Industries, Inc. 2016 Equity and Incentive Plan (the “2016 Equity and Incentive Plan”). The maximum number of shares issuable under the amended 2016 Equity and Incentive Plan is 3,600,000. As of July 31, 2023, the remaining shares available to be granted under the 2016 Equity and Incentive Plan is 1,102,045. Awards may be in the form of options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation awards and stock appreciation rights.

Under the Company's program to award restricted stock units ("RSU"), the Compensation and Development Committee of the Board generally approves awards each October related to the financial performance of the most recently completed fiscal year. The awarded employee restricted stock units vest, and shares of common stock are issued, in equal installments on the first, second and third anniversaries of the date of grant. In addition, concurrent with the timing of the employee awards, the Environmental, Social, Governance and Nominating Committee of the Board has awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant.

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

Total stock-based expense recognized in fiscal 2023, 2022 and 2021 for these RSU and PSU awards totaled $39,512, $31,421 and $30,514, respectively. The fair value of the RSU and PSU shares that vested in fiscal 2023, 2022 and 2021 totaled $21,152, $48,204 and $24,226, respectively.

A summary of restricted stock unit and performance stock unit activity during fiscal 2023, 2022 and 2021 is included below:

	2023		2022		2021
	Stock Units	Weighted- Average Grant Date Fair Value	Stock Units	Weighted- Average Grant Date Fair Value	Stock Units	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	682,233	$103.76	716,485	$68.70	641,410	$65.28
Granted	805,075	77.64	378,999	127.51	338,073	81.41
Vested	(284,678)	93.01	(407,512)	64.19	(255,039)	76.97
Forfeited	(26,919)	108.37	(5,739)	105.44	(7,959)	67.90
Nonvested, end of year	1,175,711	$88.37	682,233	$103.76	716,485	$68.70

At July 31, 2023 there was $48,112 of total unrecognized compensation costs related to restricted stock unit and performance stock unit awards that are expected to be recognized over a weighted-average period of 1.86 years.

The Company recognized a tax benefit related to total stock-based compensation expense of $6,028, $4,260 and $3,532 in fiscal 2023, 2022 and 2021, respectively.

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

During fiscal 2023, the Company purchased 549,532 shares of its common stock, at various times in the open market, at a weighted-average price of $76.44 and held them as treasury shares at an aggregate purchase price of $42,007, all from the December 21, 2021 authorization. Since the inception of the initial December 21, 2021 authorization, the Company has repurchased 2,493,775 shares of its common stock, at various times in the open market, at a weighted-average price of $83.05 and held them as treasury shares at an aggregate purchase price of $207,114.

As of July 31, 2023, the remaining amount of the Company's common stock that may be repurchased under the December 21, 2021 $250,000 authorization expiring on December 21, 2024 is $42,886. As of July 31, 2023, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $448,321. As of July 31, 2023, the total remaining amount of the Company’s common stock that may be repurchased under these two authorizations is $491,207.

18.REVENUE RECOGNITION

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

	2023	2022	2021
NET SALES:
Recreational vehicles
North American Towables
Travel Trailers and Other	$2,587,686	$5,430,526	$3,791,235
Fifth Wheels	1,614,942	3,231,419	2,430,693
Total North American Towables	4,202,628	8,661,945	6,221,928
North American Motorized
Class A	1,066,617	1,779,295	1,052,982
Class C	1,536,398	1,408,470	1,266,624
Class B	711,155	791,882	349,785
Total North American Motorized	3,314,170	3,979,647	2,669,391
Total North American	7,516,798	12,641,592	8,891,319
European
Motorcaravan	1,409,137	1,457,226	1,779,906
Campervan	987,623	750,310	779,755
Caravan	358,415	365,902	292,708
Other RV-related	281,972	314,015	347,710
Total European	3,037,147	2,887,453	3,200,079
Total recreational vehicles	10,553,945	15,529,045	12,091,398
Other	777,639	1,225,824	373,174
Intercompany eliminations	(209,979)	(442,344)	(147,192)
Total	$11,121,605	$16,312,525	$12,317,380

19.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	2023
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(183,453)	$675	$1,171	$(181,607)	$(2,205)	$(183,812)
OCI before reclassifications	114,542	847	(807)	114,582	(378)	114,204
Income taxes associated with OCI before reclassifications (1)	—	(203)	—	(203)	—	(203)
Amounts reclassified from AOCI	—	(1,732)	—	(1,732)	—	(1,732)
Income taxes associated with amounts reclassified from AOCI	—	413	—	413	—	413
OCI, net of tax for the fiscal year	114,542	(675)	(807)	113,060	(378)	112,682
AOCI, net of tax	$(68,911)	$—	$364	$(68,547)	$(2,583)	$(71,130)

	2022
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$54,152	$(8,655)	$(876)	$44,621	$(772)	$43,849
OCI before reclassifications	(237,605)	3,775	2,047	(231,783)	(1,433)	(233,216)
Income taxes associated with OCI before reclassifications (1)	—	(866)	—	(866)	—	(866)
Amounts reclassified from AOCI	—	8,502	—	8,502	—	8,502
Income taxes associated with amounts reclassified from AOCI	—	(2,081)	—	(2,081)	—	(2,081)
OCI, net of tax for the fiscal year	(237,605)	9,330	2,047	(226,228)	(1,433)	(227,661)
AOCI, net of tax	$(183,453)	$675	$1,171	$(181,607)	$(2,205)	$(183,812)

	2021
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$46,512	$(18,823)	$(696)	$26,993	$(855)	$26,138
OCI before reclassifications	7,640	(1,100)	(180)	6,360	83	6,443
Income taxes associated with OCI before reclassifications (1)	—	327	—	327	—	327
Amounts reclassified from AOCI	—	14,433	—	14,433	—	14,433
Income taxes associated with amounts reclassified from AOCI	—	(3,492)	—	(3,492)	—	(3,492)
OCI, net of tax for the fiscal year	7,640	10,168	(180)	17,628	83	17,711
AOCI, net of tax	$54,152	$(8,655)	$(876)	$44,621	$(772)	$43,849
(1)We do not recognize deferred taxes for a majority of the foreign currency translation gains and losses because we do not anticipate reversal in the foreseeable future.