Form 10-Q
period 2023-10-31
THOR INDUSTRIES INC
filed 2023-12-06
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2023.
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
Yes    ☐    No    ☑
As of November 30, 2023, 53,323,337 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 31, 2023	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$425,828	$441,232
Accounts receivable, trade, net	548,800	543,865
Accounts receivable, other, net	67,819	99,354
Inventories, net	1,714,229	1,653,070
Prepaid income taxes, expenses and other	48,853	56,059
Total current assets	2,805,529	2,793,580
Property, plant and equipment, net	1,377,647	1,387,808
Other assets:
Goodwill	1,768,777	1,800,422
Amortizable intangible assets, net	950,495	996,979
Deferred income tax assets, net	2,586	5,770
Equity investments	130,100	126,909
Other	137,339	149,362
Total other assets	2,989,297	3,079,442
TOTAL ASSETS	$7,172,473	$7,260,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$748,922	$736,275
Current portion of long-term debt	10,952	11,368
Short-term financial obligations	58,820	49,433
Accrued liabilities:
Compensation and related items	203,639	189,324
Product warranties	333,274	345,197
Income and other taxes	100,149	100,631
Promotions and rebates	135,723	163,410
Product, property and related liabilities	43,025	54,720
Dividends payable	25,539	—
Other	56,755	66,124
Total current liabilities	1,716,798	1,716,482
Long-term debt	1,271,877	1,291,311
Deferred income tax liabilities, net	76,498	75,668
Unrecognized tax benefits	15,240	14,835
Other liabilities	168,470	179,136
Total long-term liabilities	1,532,085	1,560,950
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 66,686,498 and 66,344,340 shares, respectively	6,669	6,634
Additional paid-in capital	551,491	539,032
Retained earnings	4,119,589	4,091,563
Accumulated other comprehensive loss, net of tax	(128,471)	(68,547)
Less: Treasury shares of 13,480,026 and 13,030,030, respectively, at cost	(633,817)	(592,667)
Stockholders’ equity attributable to THOR Industries, Inc.	3,915,461	3,976,015
Non-controlling interests	8,129	7,383
Total stockholders’ equity	3,923,590	3,983,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,172,473	$7,260,830
See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended October 31,
	2023	2022
Net sales	$2,500,759	$3,108,084
Cost of products sold	2,142,827	2,621,608
Gross profit	357,932	486,476
Selling, general and administrative expenses	217,896	241,624
Amortization of intangible assets	32,344	35,219
Interest expense, net	20,197	22,807
Other income (expense), net	(14,913)	(7,555)
Income before income taxes	72,582	179,271
Income tax provision	17,549	41,848
Net income	55,033	137,423
Less: Net income attributable to non-controlling interests	1,468	1,238
Net income attributable to THOR Industries, Inc.	$53,565	$136,185

Weighted-average common shares outstanding:
Basic	53,295,835	53,656,415
Diluted	53,853,719	53,928,751

Earnings per common share:
Basic	$1.01	$2.54
Diluted	$0.99	$2.53

Comprehensive income (loss):
Net income	$55,033	$137,423
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax	(60,646)	(43,329)
Unrealized gain on derivatives, net of tax	—	804
Total other comprehensive income (loss), net of tax	(60,646)	(42,525)
Total Comprehensive income (loss)	(5,613)	94,898
Less: Comprehensive income (loss) attributable to non-controlling interests	746	804
Comprehensive income (loss) attributable to THOR Industries, Inc.	$(6,359)	$94,094

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net income	$55,033	$137,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,934	31,774
Amortization of intangible assets	32,344	35,219
Amortization of debt issuance costs	2,872	2,835
Deferred income tax expense (benefit)	2,417	(1,920)
(Gain) loss on disposition of property, plant and equipment	49	(141)
Stock-based compensation expense	10,452	8,392
Changes in assets and liabilities:
Accounts receivable	20,979	131,483
Inventories	(94,527)	(116,151)
Prepaid income taxes, expenses and other	23,839	17,345
Accounts payable	25,150	(141,934)
Accrued liabilities	(46,438)	(8,047)
Long-term liabilities and other	(7,436)	(2,262)
Net cash provided by operating activities	59,668	94,016
Cash flows from investing activities:
Purchases of property, plant and equipment	(38,211)	(55,883)
Proceeds from dispositions of property, plant and equipment	275	2,935
Business acquisitions, net of cash acquired	(4,000)	—
Other	(9,126)	(5,000)
Net cash used in investing activities	(51,062)	(57,948)
Cash flows from financing activities:
Borrowings on revolving asset-based credit facilities	53,449	—
Payments on revolving asset-based credit facilities	(51,925)	(15,000)
Payments on term-loan credit facilities	—	(12,355)
Payments on other debt	(1,767)	(2,714)
Payments on finance lease obligations	(180)	(310)
Purchase of treasury shares	(30,037)	(25,407)
Short-term financial obligations and other, net	11,307	2,537
Net cash used in financing activities	(19,153)	(53,249)
Effect of exchange rate changes on cash and cash equivalents	(4,857)	(2,668)
Net decrease in cash and cash equivalents	(15,404)	(19,849)
Cash and cash equivalents, beginning of period	441,232	311,553
Cash and cash equivalents, end of period	$425,828	$291,704
Supplemental cash flow information:
Income taxes paid	$7,153	$17,174
Interest paid	$26,203	$25,786
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$7,427	$2,940
Quarterly dividends payable	$25,539	$24,081

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED OCTOBER 31, 2023 AND 2022 (UNAUDITED)

	Three Months Ended October 31, 2023
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2023	66,344,340	$6,634	$539,032	$4,091,563	$(68,547)	13,030,030	$(592,667)	$3,976,015	$7,383	$3,983,398
Net income	—	—	—	53,565	—	—	—	53,565	1,468	55,033
Purchase of treasury shares	—	—	—	—	—	327,876	(30,037)	(30,037)	—	(30,037)
Restricted stock unit activity	342,158	35	2,007	—	—	122,120	(11,113)	(9,071)	—	(9,071)
Dividends $0.48 per common share	—	—	—	(25,539)	—	—	—	(25,539)	—	(25,539)
Stock-based compensation expense	—	—	10,452	—	—	—	—	10,452	—	10,452
Other comprehensive income (loss)	—	—	—	—	(59,924)	—	—	(59,924)	(722)	(60,646)
Balance at October 31, 2023	66,686,498	$6,669	$551,491	$4,119,589	$(128,471)	13,480,026	$(633,817)	$3,915,461	$8,129	$3,923,590

	Three Months Ended October 31, 2022
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2022	66,059,403	$6,606	$497,946	$3,813,261	$(181,607)	12,382,441	$(543,344)	$3,592,862	$7,792	$3,600,654
Net income	—	—	—	136,185	—	—	—	136,185	1,238	137,423
Purchase of treasury shares	—	—	—	—	—	338,733	(25,407)	(25,407)	—	(25,407)
Restricted stock unit activity	266,732	27	3,241	—	—	91,845	(6,765)	(3,497)	—	(3,497)
Dividends $0.45 per common share	—	—	—	(24,081)	—	—	—	(24,081)	—	(24,081)
Stock-based compensation expense	—	—	8,392	—	—	—	—	8,392	—	8,392
Other comprehensive income (loss)	—	—	—	—	(42,091)	—	—	(42,091)	(434)	(42,525)
Balance at October 31, 2022	66,326,135	$6,633	$509,579	$3,925,365	$(223,698)	12,813,019	$(575,516)	$3,642,363	$8,596	$3,650,959

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

The July 31, 2023 amounts are derived from the annual audited financial statements of THOR. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023. Due to seasonality within the recreational vehicle industry, the impact of the ongoing supply chain disruptions primarily in Europe, inflation and shifting consumer demand on our industry, among other factors, annualizing the results of operations for the three months ended October 31, 2023 would not necessarily be indicative of the results expected for the full fiscal year.
2.    Business Segments

The Company has three reportable segments, all related to recreational vehicles: (1) North American Towable Recreational Vehicles, (2) North American Motorized Recreational Vehicles and (3) European Recreational Vehicles. The operations of the Company's Airxcel and Postle subsidiaries are included in “Other”. Net sales included in Other relate primarily to the sale of specialized component parts and aluminum extrusions. Intercompany eliminations adjust for Airxcel and Postle sales to the Company’s North American Towable and North American Motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of products to third parties.

The following tables reflect certain financial information by reportable segment:

	Three Months Ended October 31,
NET SALES:	2023	2022
Recreational vehicles
North American Towable	$945,454	$1,317,806
North American Motorized	711,159	1,123,519
Total North America	1,656,613	2,441,325
European	708,201	504,302
Total recreational vehicles	2,364,814	2,945,627
Other	198,921	232,648
Intercompany eliminations	(62,976)	(70,191)
Total	$2,500,759	$3,108,084

	Three Months Ended October 31,
INCOME (LOSS) BEFORE INCOME TAXES:	2023	2022
Recreational vehicles
North American Towable	$49,249	$111,007
North American Motorized	37,052	124,433
Total North America	86,301	235,440
European	28,767	(6,468)
Total recreational vehicles	115,068	228,972
Other, net	9,476	4,745
Corporate	(51,962)	(54,446)
Total	$72,582	$179,271

TOTAL ASSETS:	October 31, 2023	July 31, 2023
Recreational vehicles
North American Towable	$1,442,405	$1,429,899
North American Motorized	1,269,984	1,268,109
Total North America	2,712,389	2,698,008
European	2,787,150	2,898,175
Total recreational vehicles	5,499,539	5,596,183
Other	1,032,989	1,048,076
Corporate	639,945	616,571
Total	$7,172,473	$7,260,830

DEPRECIATION AND INTANGIBLE ASSET AMORTIZATION EXPENSE:	Three Months Ended October 31,
	2023	2022
Recreational vehicles
North American Towable	$13,764	$15,437
North American Motorized	8,942	8,161
Total North America	22,706	23,598
European	30,397	27,302
Total recreational vehicles	53,103	50,900
Other	13,626	15,648
Corporate	549	445
Total	$67,278	$66,993

	Three Months Ended October 31,
CAPITAL ACQUISITIONS:	2023	2022
Recreational vehicles
North American Towable	$6,930	$21,174
North American Motorized	7,475	19,064
Total North America	14,405	40,238
European	14,760	8,920
Total recreational vehicles	29,165	49,158
Other	8,291	4,812
Corporate	2,735	120
Total	$40,191	$54,090

3.    Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended October 31,
	2023	2022
Weighted-average common shares outstanding for basic earnings per share	53,295,835	53,656,415
Unvested restricted stock units and performance stock units	557,884	272,336
Weighted-average common shares outstanding assuming dilution	53,853,719	53,928,751

The Company excluded 51,298 and 204,441 unvested restricted stock units and performance stock units that have an antidilutive effect from its calculation of weighted-average common shares outstanding assuming dilution at October 31, 2023 and October 31, 2022, respectively.

4.    Derivatives and Hedging

The total amounts presented in the Condensed Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the derivative instruments are as follows:

	Three Months Ended October 31,
	2023	2022
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income (Loss), net of tax
Interest rate swap agreements (1)	$—	$746
Total gain (loss)	$—	$746

(1)Other comprehensive income (loss), net of tax, before reclassification from accumulated other comprehensive income (“AOCI”) was $0 and $854 for the three months ended October 31, 2023 and 2022, respectively.

	Three Months Ended October 31,
	2023		2022
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$—	$—	$(58)	$—
Interest rate swap agreements	—	—	—	108
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Foreign currency forward contracts	$157	$—	$828	$—
Commodities swap agreements	—	—	(662)	—
Interest rate swap agreements	—	64	—	254
Total gain (loss)	$157	$64	$108	$362

As of October 31, 2023 and July 31, 2023 there were no derivative instruments designated as cash flow hedges. The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $35,878 and a fair value liability value of $643 as of October 31, 2023. These other derivative instruments had a notional amount totaling approximately $25,248 and a fair value liability of $932 as of July 31, 2023. For these derivative instruments, changes in fair value are recognized in earnings.

Net Investment Hedges

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Gains, net of tax, included in the foreign currency translation adjustments were $13,409 for the three months ended October 31, 2023 and $9,385 for the three months ended October 31, 2022.

There were no amounts reclassified out of AOCI pertaining to the net investment hedge during the three-month periods ended October 31, 2023 or October 31, 2022.

5.    Inventories

Major classifications of inventories are as follows:

	October 31, 2023	July 31, 2023
Finished goods – RV	$252,534	$164,456
Finished goods – other	86,533	93,476
Work in process	348,032	313,006
Raw materials	517,116	563,614
Chassis	672,618	681,122
Subtotal	1,876,833	1,815,674
Excess of FIFO costs over LIFO costs	(162,604)	(162,604)
Total inventories, net	$1,714,229	$1,653,070

Of the $1,876,833 and $1,815,674 of inventories at October 31, 2023 and July 31, 2023, $1,267,808 and $1,224,069, respectively, were valued on the first-in, first-out (“FIFO”) method, and $609,025 and $591,605, respectively, were valued on the last-in, first-out (“LIFO”) method.

6.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	October 31, 2023	July 31, 2023
Land	$151,719	$147,633
Buildings and improvements	1,047,989	1,038,394
Machinery and equipment	671,351	672,499
Rental vehicles	102,591	99,360
Lease right-of-use assets – operating	45,200	47,969
Lease right-of-use assets – finance	5,331	5,518
Total cost	2,024,181	2,011,373
Less: Accumulated depreciation	(646,534)	(623,565)
Property, plant and equipment, net	$1,377,647	$1,387,808

See Note 15 to the Condensed Consolidated Financial Statements for further information regarding the lease right-of-use assets.

7.    Intangible Assets and Goodwill

The components of Amortizable intangible assets are as follows:

	October 31, 2023		July 31, 2023
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	$1,099,750	$542,468	$1,112,273	$526,327
Trademarks	351,075	99,552	355,560	96,087
Design technology and other intangibles	252,404	110,772	258,868	107,483
Non-compete agreements	1,400	1,342	1,400	1,225
Total amortizable intangible assets	$1,704,629	$754,134	$1,728,101	$731,122

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2024	$96,360
For the fiscal year ending July 31, 2025	116,771
For the fiscal year ending July 31, 2026	105,577
For the fiscal year ending July 31, 2027	96,923
For the fiscal year ending July 31, 2028	89,602
For the fiscal year ending July 31, 2029 and thereafter	445,262
$950,495

Changes in the carrying amount of Goodwill by reportable segment for the three months ended October 31, 2023 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of August 1, 2023	$337,883	$65,064	$965,758	$431,717	$1,800,422
Fiscal 2024 activity:
Goodwill acquired	—	—	—	3,751	3,751
Foreign currency translation	—	—	(35,396)	—	(35,396)
Net balance as of October 31, 2023	$337,883	$65,064	$930,362	$435,468	$1,768,777

Changes in the carrying amount of Goodwill by reportable segment for the three months ended October 31, 2022 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of August 1, 2022	$344,975	$53,875	$893,383	$511,918	$1,804,151
Fiscal 2023 activity:
Measurement period adjustments	—	—	—	4,682	4,682
Foreign currency translation	—	—	(24,879)	—	(24,879)
Net balance as of October 31, 2022	$344,975	$53,875	$868,504	$516,600	$1,783,954

8.    Equity Investments

As discussed in Note 8 to the Company’s Consolidated Financial Statements included in the Fiscal 2023 Form 10-K, effective December 30, 2022, the Company formed a joint venture with TechNexus Holdings LLC (“TechNexus”), whereby the Company transferred TH2Connect, LLC d/b/a Roadpass Digital and its associated legal entities to TN-RP Holdings, LLC (“TN-RP”), following which the Company and TechNexus own 100% of the Class A-RP units and Class C-RP units, respectively, issued by TN-RP.

TN-RP is a variable interest entity (“VIE”), in which both the Company and TechNexus each have a variable interest. The Company’s equity interest, which entitles the Company to a share of future distributions from TN-RP, represents a variable interest. The Company has significant influence due to its Class A-RP unit ownership interest, non-majority seats on the TN-RP advisory board and certain protective rights, and therefore the Company’s investment in TN-RP is accounted for under the equity method of accounting and reported as a component of Equity investments in the Condensed Consolidated Balance Sheets. Similarly, the Company holds an additional investment that is also a VIE over which the Company has significant influence. This is also reported as a component of Equity investments in the Condensed Consolidated Balance Sheets.

The Company had the following aggregate investment and maximum exposure to loss related to these VIEs:

	October 31, 2023	July 31, 2023
Carrying amount of investments	$130,100	$126,909
Maximum exposure to loss	$153,019	$161,459

The Company’s share of gains and losses accounted for under the equity method of accounting are included in Other income (expense), net in the Condensed Consolidated Statements of Income and Comprehensive Income. The losses recognized in the three months ended October 31, 2023 were $5,935, and the amounts recognized in the three months ended October 31, 2022 were not material.

9.    Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 14% of the Company’s consolidated net sales for the three-month period ended October 31, 2023 and 15% of the Company’s consolidated net sales for the three-month period ended October 31, 2022. The majority of the sales to this dealer are reported within the North American Towable and North American Motorized reportable segments. This dealer also accounted for 19% and 13% of the Company’s consolidated trade accounts receivable at October 31, 2023 and July 31, 2023, respectively. The loss of this dealer or a deterioration in the liquidity or creditworthiness of this dealer could have a material effect on the Company’s business.

10.    Fair Value Measurements
The financial assets and liabilities that are accounted for at fair value on a recurring basis at October 31, 2023 and July 31, 2023 are as follows:

	Input Level	October 31, 2023	July 31, 2023
Cash equivalents	Level 1	$302,255	$286,984
Deferred compensation plan mutual fund assets	Level 1	$38,496	$40,220
Equity investments	Level 1	$1,235	$4,105
Foreign currency forward contract liability	Level 2	$165	$—
Interest rate swap liability	Level 2	$808	$932

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

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended October 31,
	2023	2022
Beginning balance	$345,197	$317,908
Provision	74,435	89,425
Payments	(84,171)	(80,141)
Foreign currency translation	(2,187)	(1,479)
Ending balance	$333,274	$325,713

12.    Long-Term Debt

The components of long-term debt are as follows:

	October 31, 2023	July 31, 2023
Term loan	$740,275	$758,094
Senior unsecured notes	500,000	500,000
Unsecured notes	26,548	27,558
Other debt	38,474	41,753
Total long-term debt	1,305,297	1,327,405
Debt issuance costs, net of amortization	(22,468)	(24,726)
Total long-term debt, net of debt issuance costs	1,282,829	1,302,679
Less: Current portion of long-term debt	(10,952)	(11,368)
Total long-term debt, net, less current portion	$1,271,877	$1,291,311

As discussed in Note 13 to the Company’s Consolidated Financial Statements included in the Fiscal 2023 Form 10-K, the Company is a party to a term loan (“term loan”) agreement, which consists of both a U.S. dollar-denominated term loan tranche and a Euro-denominated term loan tranche, and a $1,000,000 revolving asset-based credit facility (“ABL”).

Effective November 15, 2023, the Company amended its term loan and ABL agreements to extend maturities and lower the applicable margins used to determine the interest rate on the U.S. dollar-denominated term loan tranche. See Note 19 for additional details on these amendments.

As of October 31, 2023, the entire outstanding U.S. term loan tranche balance of $271,900 was subject to a Secured Overnight Financing Rate (“SOFR”)-based rate totaling 8.439%. As of July 31, 2023, the entire outstanding U.S. term loan tranche balance of $271,900 was subject to a SOFR-based rate totaling 8.433%. The total interest rate on the October 31, 2023 outstanding Euro term loan tranche balance of $468,375 was 6.94%, and the total interest rate on the July 31, 2023 outstanding Euro term loan tranche of $486,194 was 6.625%.

As of October 31, 2023 and July 31, 2023, there were no outstanding ABL borrowings.

Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The unused availability under the ABL is generally available to the Company for general operating purposes, and based on October 31, 2023 eligible receivables and eligible inventory balances and net of amounts drawn, if any, totaled approximately $998,000.

As discussed in Note 13 to the Company’s Consolidated Financial Statements included in the Fiscal 2023 Form 10-K, on October 14, 2021, the Company issued an aggregate principal amount of $500,000 of 4.000% Senior Unsecured Notes due 2029 (“Senior Unsecured Notes”) that will mature on October 15, 2029 unless redeemed or repurchased earlier. Interest on the Senior Unsecured Notes is payable in semi-annual installments on April 15 and October 15 of each year.

The unsecured notes of 25,000 Euro ($26,548) relate to long-term debt of our European segment. There are two series, 20,000 Euro ($21,238) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,310) with an interest rate of 2.534% maturing March 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 2.38% to 2.87%.

Total contractual gross debt maturities as of October 31, 2023, prior to the November 15, 2023 amendments discussed above and in Note 19, are as follows:

For the remainder of the fiscal year ending July 31, 2024	$9,073
For the fiscal year ending July 31, 2025	31,895
For the fiscal year ending July 31, 2026	743,337
For the fiscal year ending July 31, 2027	2,602
For the fiscal year ending July 31, 2028	7,975
For the fiscal year ending July 31, 2029 and thereafter	510,415
$1,305,297

For the three-month periods ended October 31, 2023 and October 31, 2022, interest expense on the term loan, ABL, Senior Unsecured Notes and other debt facilities totaled $20,327 and $20,179, respectively, and also included the amortization of capitalized fees to secure the term loan, ABL and Senior Unsecured Notes, which are being amortized over the respective terms of those arrangements, of $2,872 and $2,835, respectively.

The fair value of the Company’s term loan debt at October 31, 2023 and July 31, 2023 approximates carrying value. The fair value of the Company’s Senior Unsecured Notes at October 31, 2023 and July 31, 2023 was $406,100 and $430,650, respectively. The fair value of other debt held by the Company approximates carrying value. The fair values of the Company’s long-term debt are primarily estimated using Level 2 inputs as defined by ASC 820, based on quoted prices in markets that are not active.
13.    Provision for Income Taxes

The overall effective income tax rate for the three months ended October 31, 2023 was 24.2%. This rate was favorably impacted by certain foreign tax rate differences which include certain interest income not subject to corporate income tax. The favorable foreign rate differential was partially offset by additional tax expense related to the jurisdictional mix of earnings between foreign and domestic operations during the three months ended October 31, 2023. The overall effective income tax rate for the three months ended October 31, 2022 was 23.3%, which was favorably impacted by certain foreign tax rate differences, which include certain interest income not subject to corporate income tax. The favorable foreign rate differential was partially offset by tax expense from the vesting of share-based compensation awards during the three months ended October 31, 2022.

Within the next 12 months, the Company does not anticipate any material changes in its unrecognized tax benefits as of October 31, 2023.

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

14.    Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on global dealer inventory financing were $3,704,564 and $3,893,048 as of October 31, 2023 and July 31, 2023, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of independent dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its independent dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $13,155 and $12,114 as of October 31, 2023 and July 31, 2023, respectively, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three months ended October 31, 2023 and October 31, 2022 were not material. Based on current market conditions and other conditions affecting its independent dealers, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

A product recall was issued in late fiscal 2021 related to certain purchased parts utilized in certain of our products, and a reserve to cover anticipated costs was established at that time. Beginning in fiscal 2022, the reserve has been adjusted quarterly based on developments involving the recall, including our expectations regarding the extent of vendor reimbursements and the estimated total cost of the recall. The Company has been, and will continue to be, reimbursed for a portion of the costs it will incur related to this recall. In addition, the Company accrued expenses during fiscal 2022 based on developments related to an ongoing investigation by certain German-based authorities regarding the adequacy of historical disclosures of vehicle weight in advertisements and other Company-provided literature in Germany. The Company is fully cooperating with the investigation. In the first quarter of fiscal 2024, the Company recognized $10,000 of income as a component of selling, general and administrative expense from adjustments related to these matters, and in the first quarter of fiscal 2023, the impact of the Company’s adjustments related to these matters was not material. Based on current available information, the Company does not believe there will be a material adverse impact to our future results of operations and cash flows due to these matters.

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

The components of lease costs for the three-month periods ended October 31, 2023 and October 31, 2022 were as follows:

	Three Months Ended October 31,
	2023	2022
Operating lease cost	$8,011	$6,879
Finance lease cost:
Amortization of right-of-use assets	186	186
Interest on lease liabilities	83	105
Total lease cost	$8,280	$7,170

Other information related to leases was as follows:

	Three Months Ended October 31,
Supplemental Cash Flows Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,987	$6,853
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$914	$3,395

Supplemental Balance Sheet Information	October 31, 2023	July 31, 2023
Operating leases:
Operating lease right-of-use assets	$45,200	$47,969

Operating lease liabilities
Other current liabilities	$10,968	$11,238
Other long-term liabilities	34,348	36,775
Total operating lease liabilities	$45,316	$48,013

Finance leases:
Finance lease right-of-use assets	$5,331	$5,518

Finance lease liabilities
Other current liabilities	$779	$754
Other long-term liabilities	2,517	2,722
Total finance lease liabilities	$3,296	$3,476

	October 31, 2023	July 31, 2023
Weighted-average remaining lease term:
Operating leases	9.3 years	9.3 years
Finance leases	3.6 years	3.8 years
Weighted-average discount rate:
Operating leases	4.8%	4.7%
Finance leases	9.7%	9.7%

Future minimum rental payments required under operating and finance leases as of October 31, 2023 were as follows:

	Operating Leases	Finance Leases
For the remainder of the fiscal year ending July 31, 2024	$12,906	$796
For the fiscal year ending July 31, 2025	13,343	1,083
For the fiscal year ending July 31, 2026	9,397	1,107
For the fiscal year ending July 31, 2027	6,340	896
For the fiscal year ending July 31, 2028	4,132	58
For the fiscal year ending July 31, 2029 and thereafter	15,898	—
Total future lease payments	62,016	3,940
Less: Amount representing interest	(16,700)	(644)
Total reported lease liability	$45,316	$3,296

16.    Stockholders’ Equity

Total stock-based compensation expense recognized in the three-month periods ended October 31, 2023 and October 31, 2022 for stock-based awards totaled $10,452 and $8,392, respectively.

Share Repurchase Program

As discussed in Note 17 to the Company’s Consolidated Financial Statements included in the Fiscal 2023 Form 10-K, on December 21, 2021, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to repurchase shares of the Company’s common stock through December 21, 2024. On June 24, 2022, the Board authorized Company management to utilize up to an additional $448,321 to repurchase shares of the Company’s common stock through July 31, 2025.

During the three-month period ended October 31, 2023, the Company purchased 327,876 shares of its common stock, at various times in the open market, at a weighted-average price of $91.61 and held them as treasury shares at an aggregate purchase price of $30,037, all from the December 21, 2021 authorization. Since the inception of the December 21, 2021 authorization, the Company has purchased 2,821,651 shares of its common stock, at various times in the open market, at a weighted-average price of $84.05 and held them as treasury shares at an aggregate purchase price of $237,151.

As of October 31, 2023, the remaining amount of the Company's common stock that may be repurchased under the December 21, 2021 $250,000 authorization expiring on December 21, 2024 is $12,849. As of October 31, 2023, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $448,321. As of October 31, 2023, the total remaining amount of the Company’s common stock that may be repurchased under these two authorizations is $461,170.

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

	Three Months Ended October 31,
NET SALES:	2023	2022
Recreational vehicles
North American Towable
Travel Trailers	$619,538	$822,869
Fifth Wheels	325,916	494,937
Total North American Towable	945,454	1,317,806
North American Motorized
Class A	207,911	404,578
Class C	333,776	490,787
Class B	169,472	228,154
Total North American Motorized	711,159	1,123,519
Total North America	1,656,613	2,441,325
European
Motorcaravan	346,511	239,785
Campervan	221,609	139,166
Caravan	64,627	61,615
Other RV-related	75,454	63,736
Total European	708,201	504,302
Total recreational vehicles	2,364,814	2,945,627
Other	198,921	232,648
Intercompany eliminations	(62,976)	(70,191)
Total	$2,500,759	$3,108,084

18.    Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company's accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	Three Months Ended October 31, 2023
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(68,911)	$—	$364	$(68,547)	$(2,583)	$(71,130)
OCI before reclassifications	(59,924)	—	—	(59,924)	(722)	(60,646)
OCI, net of tax for the fiscal year	(59,924)	—	—	(59,924)	(722)	(60,646)
AOCI, net of tax	$(128,835)	$—	$364	$(128,471)	$(3,305)	$(131,776)

	Three Months Ended October 31, 2022
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(183,453)	$675	$1,171	$(181,607)	$(2,205)	$(183,812)
OCI before reclassifications	(42,895)	1,123	—	(41,772)	(434)	(42,206)
Income taxes associated with OCI before reclassifications (1)	—	(269)	—	(269)	—	(269)
Amounts reclassified from AOCI	—	(62)	—	(62)	—	(62)
Income taxes associated with amounts reclassified from AOCI	—	12	—	12	—	12
OCI, net of tax for the fiscal year	(42,895)	804	—	(42,091)	(434)	(42,525)
AOCI, net of tax	$(226,348)	$1,479	$1,171	$(223,698)	$(2,639)	$(226,337)

(1)We do not recognize deferred taxes for a majority of the foreign currency translation gains and losses because we do not anticipate reversal in the foreseeable future.

19.    Subsequent Event

On November 15, 2023, the Company entered into amendments to both its term loan and ABL agreements. Pursuant to the term loan amendments, the applicable margin used to determine the interest rate on U.S. dollar-denominated loans was reduced by 0.25% so that the applicable margin for Alternate Base Rate ("ABR")-based loans is 1.75% and 2.75% for SOFR-based loans. The SOFR credit spread adjustment applicable to U.S. dollar-denominated SOFR-based loans was eliminated. The applicable margin for Euro-denominated EURIBOR-based loans was unchanged. The maturity date for the term loan was extended from February 1, 2026 to November 15, 2030. Covenants and other material provisions of the term loan agreement remain materially unchanged. As of the November 15, 2023 amendment date, the principal amounts outstanding under the term loan agreement were $450,000 on the U.S. dollar-denominated term loan tranche and 330,000 Euro on the Euro-denominated term loan tranche. Pursuant to the ABL amendment, the maturity date for loans under the ABL agreement was extended from September 1, 2026 to November 15, 2028. Maximum availability under the ABL remains at $1,000,000 and there were no borrowings outstanding as of the November 15, 2023 amendment date. The applicable margin, covenants and other material provisions of the ABL remain materially unchanged.

As a result of these amendments and associated maturity date extensions, extinguishment accounting under ASC 470-50 will be applied to certain existing capitalized term loan and ABL debt costs. The Company expects to recognize total expense of approximately $20,000 in the second quarter of fiscal 2024 related to these amendments, which will primarily be a non-cash extinguishment charge included in interest expense. In addition, in the second quarter of fiscal 2024 the Company will capitalize applicable financing costs related to these amendments which will be amortized over the remaining term of the amended term loan and ABL agreements.

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

These and other risks and uncertainties are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2023.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world based on units sold and revenue. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the nine months ended September 30, 2023, THOR’s current combined U.S. and Canadian market share based on units sold was approximately 42.2% for travel trailers and fifth wheels combined and approximately 49.0% for motorhomes. In Europe, according to the European Caravan Federation (“ECF”), our European market share for the nine months ended September 30, 2023 based on units sold was approximately 21.1% for motorcaravans and campervans combined and approximately 18.5% for caravans.

Our business model includes decentralized operating units, and our RV products are primarily sold to independent, non-franchise dealers who, in turn, retail those products. The Company also sells component parts to both RV and other original equipment manufacturers, including aluminum extruded components, and sells aftermarket component parts through dealers and retailers. Our growth has been achieved both organically and through acquisition, and our strategy is designed to increase our profitability by driving innovation, servicing our customers, manufacturing quality products, improving the efficiencies of our facilities and making strategic acquisitions.

We generally do not finance independent dealers directly, but we do provide repurchase agreements to the independent dealers’ floor plan lenders.

We generally have financed our growth through a combination of internally generated cash flows from operations and, when needed, outside credit facilities. Ongoing supply chain challenges, particularly chassis constraints within our European operations, have and could continue to impact our business and our consolidated financial results and financial position. In addition, the impact of recent inflation on consumer confidence, which historically has been highly correlated with RV retail sales, and the impact of inflation on the availability of discretionary funds of our end consumers, combined with significantly higher interest rates compared to recent years impacting both our independent dealers and the end consumer, had a negative impact on demand for our products at both the wholesale and retail levels during the first quarter of fiscal 2024 and are expected to continue to impact the remainder of calendar year 2023 and into early calendar year 2024. These risks to our business are more fully described in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

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

North American RV independent dealer inventory of our North American RV products as of October 31, 2023 decreased 31.5% to approximately 83,800 units, compared to approximately 122,300 units as of October 31, 2022. As of October 31, 2023, we believe North American dealer inventory levels for most towable products are generally at, or slightly higher than, the levels that dealers are comfortable stocking given the current retail sales levels and associated carrying costs. We believe dealer inventory levels for motorized product lines are generally more closely aligned to dealers’ desired stocking levels as of the end of October 2023, although carrying costs, chassis availability and retail sales activity have been factors considered as dealers determine their appropriate stocking levels. We believe dealers will continue to closely evaluate the unit stocking levels that they will elect to carry in future periods, which may be less than historical unit stocking levels, due to a combination of factors such as retail activity, RV wholesale prices as well as interest rates and other carrying costs.

THOR’s North American RV backlog as of October 31, 2023 decreased $2,398,793, or 54.1%, to $2,033,345 compared to $4,432,138 as of October 31, 2022. The decrease in backlog is primarily a result of a reduction in recent orders from dealers due to lower retail sales and dealer concerns over current interest costs and other carrying costs compared to the prior-year period.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,		Increase	%
	2023	2022	(Decrease)	Change
North American Towable units	202,361	369,772	(167,411)	(45.3)
North American Motorized units	35,760	45,822	(10,062)	(22.0)
Total	238,121	415,594	(177,473)	(42.7)

In August 2023, RVIA reconfirmed its forecast for calendar year 2023 wholesale unit shipments. Under a most likely scenario, towable and motorized unit shipments are projected to be approximately 249,300 units and 47,800 units, respectively, for an annual total of approximately 297,100 units, down 39.8% from the 2022 calendar year wholesale shipments. According to RVIA, the most likely forecast for calendar year 2023 could range from a lower estimate of approximately 287,200 total units to an upper estimate of approximately 307,000 units.

As part of their August 2023 forecast, RVIA also released their initial estimates for calendar year 2024 wholesale unit shipments. In the most likely scenario, total annual towable and motorized unit shipments are projected to increase to approximately 369,700 units, or 24.4% higher than the most likely scenario for calendar year 2023 wholesale shipments. According to RVIA, this calendar year 2024 most likely forecast could range from a lower estimate of approximately 363,700 total units to an upper estimate of approximately 375,700 total units. The RVIA is expected to release further revisions to their forecasts for calendar years 2023 and 2024 in early December 2023, which will take into consideration current economic conditions and recent wholesale retail shipment data.

North American Industry Retail Statistics

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,		Increase	%
	2023	2022	(Decrease)	Change
North American Towable units	278,057	339,128	(61,071)	(18.0)
North American Motorized units	36,872	39,749	(2,877)	(7.2)
Total	314,929	378,877	(63,948)	(16.9)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

We believe that North American retail consumer interest has grown in recent years due to an increasing interest in the RV lifestyle and the ability to connect with nature, and further accelerated since the onset of the COVID-19 pandemic, particularly in calendar 2021, which resulted in record retail sales during that period. While we anticipate that near-term demand will be influenced by many factors, including consumer confidence and the level of consumer spending on discretionary products, we believe future retail demand over the longer term will exceed historical, pre-pandemic levels as consumers continue to value the perceived benefits offered by the RV lifestyle, which provides people with a personal space to maintain social distance in a safe manner, the ability to connect with loved ones and the potential to get away for short, frequent breaks or longer adventures.

Company North American Wholesale Statistics

The Company's North American wholesale RV shipments, for the nine-month periods ended September 30, 2023 and 2022 to correspond to the North American industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,		Increase	%
	2023	2022	(Decrease)	Change
North American Towable units	77,828	156,777	(78,949)	(50.4)
North American Motorized units	16,775	23,243	(6,468)	(27.8)
Total	94,603	180,020	(85,417)	(47.4)

Company North American Retail Statistics

Retail statistics of the Company’s North American RV products, as reported by Stat Surveys, for the nine-month periods ended September 30, 2023 and 2022 to correspond to the North American industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,		Increase	%
	2023	2022	(Decrease)	Change
North American Towable units	113,890	139,206	(25,316)	(18.2)
North American Motorized units	18,084	19,350	(1,266)	(6.5)
Total	131,974	158,556	(26,582)	(16.8)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

North American Outlook

Historically, RV industry sales have been impacted by a number of economic conditions faced by our independent dealers, and ultimately retail consumers, such as the rate of unemployment, the rate of inflation, the level of consumer confidence, the disposable income of consumers, interest rates, credit availability, the health of the housing market, tax rates and fuel availability and prices. We believe these factors will continue to affect retail sales in fiscal 2024. In addition, due to inflationary pressures, higher interest rates and other factors, we believe that in fiscal 2024 our independent dealers will be continuously reevaluating their desired stocking levels, which may result in lower than historical dealer inventory stocking levels on a unit basis. It is difficult to predict the extent to which any or all of these factors will impact the RV industry or our business in a particular future period, however, we currently believe the early portion of fiscal 2024 will continue to be negatively impacted by these factors, especially when compared to our stronger early fiscal 2023 and fiscal 2022 results.

Despite the near-term challenges, we remain optimistic about future growth in North American retail sales in the long term, as there are many factors driving product interest. Surveys conducted by THOR, RVIA and others show that Americans of all generations love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments and deeply connecting with family and friends. Based on the importance consumers place on these factors, we expect to see long-term growth in the North American RV industry. The recent multi-year growth in industry-wide RV sales has also resulted in exposing a wider range of consumers to the RV lifestyle. We believe many of those who have been recently exposed to the industry for the first time will become future owners, and that those who became first-time owners since the COVID-19 pandemic will become long-term RVers, resulting in future repeat and upgrade sales opportunities. We also believe consumers are likely to continue altering their future vacation and travel plans, opting for fewer vacations via air travel, cruise ships and hotels, and preferring vacations that RVs are uniquely positioned to provide, allowing consumers the ability to explore or unwind, often close to home. In addition, we believe that the availability of camping and RV parking facilities will be an important factor in the future growth of the industry and view both the significant recent investments and the future committed investments by campground owners, states and the federal government in camping facilities and accessibility to state and federal parks and forests to be positive long-term factors.

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

While the North American RV industry has at times faced supply shortages or delivery delays of other, non-chassis, raw material components, our supply chain has been resilient enough to support our recent demand. If shortages of chassis or other component parts were to become more significant, or if other factors were to impact our suppliers' ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected. Where possible, we continue to work closely with our suppliers on various supply chain strategies to minimize any constraints, and we will continue to identify alternative suppliers where possible.

Industry Outlook — Europe

The Company monitors industry conditions in the European RV market using a number of resources including its own performance tracking and modeling. The Company also considers retail trends in the European RV market as reported by the European Caravan Federation (“ECF”) and its members. On a monthly basis, the Company receives original equipment manufacturer ("OEM")-specific reports for most of the individual member countries that make up the ECF through the Caravaning Industrie Verband e.V. (“CIVD”). The timing of these reports may vary, but typically they are issued on a one-to-two-month lag. While most countries provide OEM-specific information, the United Kingdom, which made up 19.5% and 8.3% of the caravan and motorcaravan (including campervans) European market for the nine months ended September 30, 2023, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 10 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic and other conditions. It is inherently difficult to generalize about the operating conditions within the entire European region. However, independent RV dealer inventory levels of our European products are generally below historic levels in the various countries we serve. Within Germany, which accounts for approximately 60% of our European product sales, independent dealer inventory levels are generally in line with or slightly below historical norms.

Independent dealer inventory of our European RV products as of October 31, 2023 was approximately 21,900 units. Comparable independent dealer inventory unit information was not available as of October 31, 2022. During fiscal 2023 European dealer inventory levels have grown from a period of low levels. Caravan and urban vehicle product lines are no longer considered below target stocking levels, but motorcaravans are still slightly below normal.

THOR’s European Recreational Vehicle backlog as of October 31, 2023 increased $345,966, or 11.6%, to $3,331,171 compared to $2,985,205 as of October 31, 2022, with the increase primarily due to increased selling prices compared to the prior year.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Nine Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change
OEM Reporting Countries (1)	106,316	111,057	(4.3)	40,056	47,343	(15.4)
Non-OEM Reporting Countries (1)	13,668	13,412	1.9	11,905	12,518	(4.9)
Total	119,984	124,469	(3.6)	51,961	59,861	(13.2)
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

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Nine Months Ended September 30,		Increase	%
	2023	2022	(Decrease)	Change
Motorcaravan and Campervan	22,415	24,005	(1,590)	(6.6)
Caravan	7,407	8,840	(1,433)	(16.2)
Total OEM-Reporting Countries	29,822	32,845	(3,023)	(9.2)
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

The impact of current macroeconomic factors on our business, including inflation and interest rates, supply chain constraints, environmental and sustainability regulations and geopolitical events, is uncertain. In addition, the extent to which the COVID-19 pandemic may impact our business in future periods remains uncertain and unpredictable. Our outlook for future growth in European RV retail sales depends upon the various economic and regulatory conditions in the respective countries in which we sell our products, and on our ability to manage through supply chain issues that have, and will continue to, limit the level of output of our motorized products in the near term. End-customer demand for RVs depends strongly on consumer confidence. Factors such as the rate of unemployment, the rate of inflation, private consumption and investments, growth in disposable income of consumers, changes in interest rates, the health of the housing market, changes in tax rates and regulatory restrictions and, more recently, travel safety considerations all influence retail sales. Our long-term outlook for future growth in European RV retail sales remains positive as more people discover RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

Prior to the COVID-19 pandemic, we and our independent European dealers marketed our European recreational vehicles through numerous RV fairs at the country and regional levels which occurred throughout the calendar year. These fairs have historically been well-attended events that allowed retail consumers the ability to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. Since the start of the COVID-19 pandemic, the protection of the health of our employees, customers and dealers has been our top priority. As a result, we cancelled our participation in most European trade fairs and major events in calendar 2021 and limited participation in early calendar 2022. We did, however, attend the Caravan Salon show in Dusseldorf in late August/early September 2022 and participated in other major fiscal 2023 retail shows. The most recent 2023 Caravan Salon show in late August 2023 experienced near record attendance, demonstrating the high level of interest in the RV lifestyle despite the current macroeconomic uncertainties facing many consumers. In addition to our attendance at various strategic trade fairs going forward, we have and will continue to strengthen and expand our digital activities to reach high potential target groups, generate leads and steer customers directly to dealerships. With approximately 1,100 active independent dealers in Germany and throughout Europe with whom we do business, we believe our European brands have one of the strongest and most professionally structured dealer and service networks in Europe.

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

We continue to receive communications from our European chassis suppliers that due to a number of factors, including (1) supply constraints of key components that they require for the manufacturing of chassis, such as semiconductor chips and engines, (2) demand outpacing their production capacity and (3) personnel shortages, their production of chassis could be negatively impacted. Throughout fiscal 2022 and fiscal 2023, we experienced delays in the receipt of, and significant reductions in the volume of, chassis from our European chassis suppliers, limiting our ability to further increase production of our motorized products. We expect these ongoing challenges to persist through calendar year 2023 and into early calendar year 2024 and, in particular, anticipate both continued delays in receipt of chassis in Europe and disruptions in the sequence of delivery of chassis. These chassis supply factors will inhibit our ability to consistently maintain our planned production levels and will limit our ability to ramp up production and sales of certain products despite dealer demand for those products. Uncertainties related to changing emission standards may also impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

In Europe, we also continue to experience cost increases, supply shortages and delivery delays of other, non-chassis, raw material components which negatively impacted our ability to further ramp up production and sales in fiscal 2023, and which resulted in the continuation of an elevated level of work-in-process inventory on hand. We believe these shortages and delays will continue to result in production delays or adjusted production rates in the near term, which will limit our ability to maintain consistent, planned production levels and will have a negative impact on our European operating results, as we balance our labor and overhead costs to rapidly changing production schedules.

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

Three Months Ended October 31, 2023 Compared to the Three Months Ended October 31, 2022

NET SALES:	Three Months Ended October 31, 2023	Three Months Ended October 31, 2022	Change Amount	% Change
Recreational vehicles
North American Towable	$945,454	$1,317,806	$(372,352)	(28.3)
North American Motorized	711,159	1,123,519	(412,360)	(36.7)
Total North America	1,656,613	2,441,325	(784,712)	(32.1)
European	708,201	504,302	203,899	40.4
Total recreational vehicles	2,364,814	2,945,627	(580,813)	(19.7)
Other	198,921	232,648	(33,727)	(14.5)
Intercompany eliminations	(62,976)	(70,191)	7,215	10.3
Total	$2,500,759	$3,108,084	$(607,325)	(19.5)

# OF UNITS:
Recreational vehicles
North American Towable	28,107	32,291	(4,184)	(13.0)
North American Motorized	5,582	8,150	(2,568)	(31.5)
Total North America	33,689	40,441	(6,752)	(16.7)
European	11,892	9,950	1,942	19.5
Total	45,581	50,391	(4,810)	(9.5)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$118,011	12.5	$195,866	14.9	$(77,855)	(39.7)
North American Motorized	79,392	11.2	185,735	16.5	(106,343)	(57.3)
Total North America	197,403	11.9	381,601	15.6	(184,198)	(48.3)
European	122,828	17.3	68,865	13.7	53,963	78.4
Total recreational vehicles	320,231	13.5	450,466	15.3	(130,235)	(28.9)
Other, net	37,701	19.0	36,010	15.5	1,691	4.7
Total	$357,932	14.3	$486,476	15.7	$(128,544)	(26.4)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$63,816	6.7	$78,046	5.9	$(14,230)	(18.2)
North American Motorized	38,475	5.4	58,177	5.2	(19,702)	(33.9)
Total North America	102,291	6.2	136,223	5.6	(33,932)	(24.9)
European	79,689	11.3	62,896	12.5	16,793	26.7
Total recreational vehicles	181,980	7.7	199,119	6.8	(17,139)	(8.6)
Other	17,769	8.9	19,082	8.2	(1,313)	(6.9)
Corporate	18,147	—	23,423	—	(5,276)	(22.5)
Total	$217,896	8.7	$241,624	7.8	$(23,728)	(9.8)

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended October 31, 2023	% of Segment Net Sales	Three Months Ended October 31, 2022	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$49,249	5.2	$111,007	8.4	$(61,758)	(55.6)
North American Motorized	37,052	5.2	124,433	11.1	(87,381)	(70.2)
Total North America	86,301	5.2	235,440	9.6	(149,139)	(63.3)
European	28,767	4.1	(6,468)	(1.3)	35,235	544.8
Total recreational vehicles	115,068	4.9	228,972	7.8	(113,904)	(49.7)
Other, net	9,476	4.8	4,745	2.0	4,731	99.7
Corporate	(51,962)	—	(54,446)	—	2,484	4.6
Total	$72,582	2.9	$179,271	5.8	$(106,689)	(59.5)

ORDER BACKLOG:	As of October 31, 2023	As of October 31, 2022	Change Amount	% Change
Recreational vehicles
North American Towable	$795,798	$1,567,829	$(772,031)	(49.2)
North American Motorized	1,237,547	2,864,309	(1,626,762)	(56.8)
Total North America	2,033,345	4,432,138	(2,398,793)	(54.1)
European	3,331,171	2,985,205	345,966	11.6
Total	$5,364,516	$7,417,343	$(2,052,827)	(27.7)

CONSOLIDATED

Consolidated net sales for the three months ended October 31, 2023 decreased $607,325, or 19.5%, compared to the three months ended October 31, 2022. Approximately 28.3% of the Company’s consolidated net sales for the quarter ended October 31, 2023 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The $607,325, or 19.5%, decrease in consolidated net sales, includes an increase of $50,604 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative periods.

Consolidated gross profit for the three months ended October 31, 2023 decreased $128,544, or 26.4%, compared to the three months ended October 31, 2022. Consolidated gross profit was 14.3% of consolidated net sales for the three months ended October 31, 2023 and 15.7% for the three months ended October 31, 2022. The decreases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the decrease in consolidated net sales in the current-year quarter compared to the prior-year quarter.

Selling, general and administrative expenses for the three months ended October 31, 2023 decreased $23,728, or 9.8%, compared to the three months ended October 31, 2022, primarily due to the 19.5% decrease in consolidated net sales and the decrease in consolidated income before income taxes, which resulted in lower related commissions and other incentive compensation.

The decrease of $106,689, or 59.5%, in income before income taxes for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 was primarily driven by the decrease in consolidated net sales.

The overall effective income tax rate for the three months ended October 31, 2023 was 24.2% compared with 23.3% for the three months ended October 31, 2022. The primary reason for the increase relates to the jurisdictional mix of pre-tax income between foreign and domestic operations between the comparable periods.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in consolidated selling, general and administrative expenses decreased $5,276 for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. This decrease includes $10,000 of income from adjustments made during the quarter related to the matters discussed in Note 14 to the Condensed Consolidated Financial Statements, a decrease in deferred compensation expense of $1,547, which was effectively offset by the decrease in other income related to the deferred compensation plan assets, as noted below, and a decrease in incentive compensation of $1,489 due to the decrease in income before income taxes compared to the prior-year quarter. These decreases were partially offset by increases in stock-based compensation expense of $2,392, other wages of $2,124, legal and professional fees of $1,365 and innovation-led research and development costs of $1,589.

Net expense for Corporate interest and other income and expenses increased $2,792 for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, which included the unfavorable change of $1,930 in the fair value of the Company’s deferred compensation plan assets and the current period includes losses of $5,935 related to our equity investments, as discussed in Note 8 to the Condensed Consolidated Financial Statements. These unfavorable changes were partially offset by an increase in interest income of $3,584, primarily from increased interest rates, and an increase in the non-cash foreign currency gains on certain Euro-denominated loans of $1,145.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2023 compared to the three months ended October 31, 2022:

	Three Months Ended October 31, 2023	% of Segment Net Sales	Three Months Ended October 31, 2022	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$619,538	65.5	$822,869	62.4	$(203,331)	(24.7)
Fifth Wheels	325,916	34.5	494,937	37.6	(169,021)	(34.2)
Total North American Towable	$945,454	100.0	$1,317,806	100.0	$(372,352)	(28.3)

	Three Months Ended October 31, 2023	% of Segment Shipments	Three Months Ended October 31, 2022	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	22,630	80.5	25,355	78.5	(2,725)	(10.7)
Fifth Wheels	5,477	19.5	6,936	21.5	(1,459)	(21.0)
Total North American Towable	28,107	100.0	32,291	100.0	(4,184)	(13.0)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towable
Travel Trailers						(14.0)
Fifth Wheels						(13.2)
Total North American Towable						(15.3)

The decrease in total North American Towable net sales of 28.3% compared to the prior-year quarter resulted from a 13.0% decrease in unit shipments and a 15.3% decrease in the overall net price per unit due to the combined impact of changes in product mix and price, which included elevated sales discounts compared to the prior-year quarter. The decrease in unit shipments is primarily due to a softening in dealer and consumer demand in comparison with demand in the prior-year quarter. According to statistics published by RVIA, for the three months ended October 31, 2023, combined North American travel trailer and fifth wheel wholesale unit shipments decreased 9.2% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended September 30, 2023 and 2022, our North American market share for travel trailers and fifth wheels combined was 41.1% and 42.6%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The decreases in the overall net price per unit within both the travel trailer product line of 14.0% and the fifth wheel product line of 13.2% were primarily due to the combined impact of higher sales discounting levels and product mix changes trending toward more moderately priced units as compared to the prior-year quarter.

North American Towable cost of products sold decreased $294,497 to $827,443, or 87.5% of North American Towable net sales, for the three months ended October 31, 2023 compared to $1,121,940, or 85.1% of North American Towable net sales, for the three months ended October 31, 2022. The changes in material, labor, freight-out and warranty costs comprised $285,217 of the $294,497 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales increased to 80.0% for the three months ended October 31, 2023 compared to 79.0% for the three months ended October 31, 2022, primarily as a result of increased sales discounts, which effectively decreased net selling prices and correspondingly increased all cost percentages. The combined material, labor, freight-out and warranty costs as a percentage of gross North American Towable net sales before the effects of discounting decreased, primarily due to a decrease in the material cost percentage from the combined favorable impacts of net selling price increases, stable raw material costs, cost-savings initiatives and product mix changes.

Total manufacturing overhead decreased $9,280 in correlation with the decrease in net sales, but increased as a percentage of North American Towable net sales from 6.1% to 7.5% as the decreased net sales levels resulted in higher overhead costs per unit sold.

The decrease in North American Towable gross profit of $77,855 for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 was driven by the decrease in net sales and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease in North American Towable selling, general and administrative expenses of $14,230 for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 was primarily due to the decreases in North American Towable net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $15,501. Costs related to vehicle repurchases increased $2,666 from historically low levels in the prior-year period, and professional fees and related settlement costs also increased $1,409. The increase in the overall selling, general and administrative expense as a percentage of North American towable net sales is primarily due to the decrease in North American towable net sales.

The decrease in North American Towable income before income taxes of $61,758 for the three months ended October 31, 2023 as compared to the three months ended October 31, 2022 is primarily due to the decrease in North American Towable net sales, and the primary reasons for the decrease in percentage were the increases in both the cost of products sold and selling, general and administrative expense percentages noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2023 compared to the three months ended October 31, 2022:

	Three Months Ended October 31, 2023	% of Segment Net Sales	Three Months Ended October 31, 2022	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$207,911	29.2	$404,578	36.0	$(196,667)	(48.6)
Class C	333,776	46.9	490,787	43.7	(157,011)	(32.0)
Class B	169,472	23.9	228,154	20.3	(58,682)	(25.7)
Total North American Motorized	$711,159	100.0	$1,123,519	100.0	$(412,360)	(36.7)

	Three Months Ended October 31, 2023	% of Segment Shipments	Three Months Ended October 31, 2022	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	1,080	19.3	1,926	23.6	(846)	(43.9)
Class C	3,045	54.6	4,346	53.3	(1,301)	(29.9)
Class B	1,457	26.1	1,878	23.1	(421)	(22.4)
Total North American Motorized	5,582	100.0	8,150	100.0	(2,568)	(31.5)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						(4.7)
Class C						(2.1)
Class B						(3.3)
Total North American Motorized						(5.2)

The decrease in total North American Motorized net sales of 36.7% compared to the prior-year quarter resulted from a 31.5% decrease in unit shipments and a 5.2% decrease in the overall net price per unit due to the impact of changes in product mix and price, which included elevated sales discounts compared to the prior-year quarter. The decrease in unit shipments is primarily due to a softening in current dealer and consumer demand in comparison with the demand in the prior-year quarter, which included significant independent dealer restocking of certain motorized products. According to statistics published by RVIA, for the three months ended October 31, 2023, combined North American motorhome wholesale unit shipments decreased 32.6% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended September 30, 2023 and 2022, our North American market share for motorhomes was 49.1% and 47.1%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The decreases in the overall net price per unit within the Class A product line of 4.7%, the Class C product line of 2.1% and the Class B product line of 3.3% were all primarily due to higher discounting levels since the prior-year quarter, and consumers trending toward more moderately-priced units compared to the prior-year quarter.

North American Motorized cost of products sold decreased $306,017 to $631,767, or 88.8% of North American Motorized net sales, for the three months ended October 31, 2023 compared to $937,784, or 83.5% of North American Motorized net sales, for the three months ended October 31, 2022. The changes in material, labor, freight-out and warranty costs comprised $291,238 of the $306,017 decrease primarily due to the decreased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American Motorized net sales increased to 83.2% for the three months ended October 31, 2023 compared to 78.6% for the three months ended October 31, 2022, with the increase primarily due to an increase in the material cost percentage. The material cost percentage increase is primarily a result of increased sales discounts, which effectively decreased net selling prices and correspondingly increased the material cost percentage, increased chassis costs and product mix changes toward Class B and Class C units, which carry a higher chassis cost percentage than Class A units.

Total manufacturing overhead decreased $14,779 in correlation with the net sales decrease, but increased as a percentage of North American Motorized net sales from 4.9% to 5.6% as the decrease in net sales levels resulted in higher overhead costs per unit sold.

The decrease in North American Motorized gross profit of $106,343 for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 was driven by the decrease in net sales, and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease in North American Motorized selling, general and administrative expenses of $19,702 for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 was primarily due to the decreases in North American Motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $20,534, partially offset by an increase in professional fees and related settlement costs of $1,442. The increase in the overall selling, general and administrative expense as a percentage of North American Motorized net sales is primarily due to the decrease in North American Motorized net sales.

The decrease in North American Motorized income before income taxes of $87,381 for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 was primarily due to the decrease in North American Motorized net sales, and the primary reason for the decrease in percentage was the increase in the cost of products sold percentage noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2023 compared to the three months ended October 31, 2022:

	Three Months Ended October 31, 2023	% of Segment Net Sales	Three Months Ended October 31, 2022	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$346,511	48.9	$239,785	47.5	$106,726	44.5
Campervan	221,609	31.3	139,166	27.6	82,443	59.2
Caravan	64,627	9.1	61,615	12.2	3,012	4.9
Other	75,454	10.7	63,736	12.7	11,718	18.4
Total European	$708,201	100.0	$504,302	100.0	$203,899	40.4

	Three Months Ended October 31, 2023	% of Segment Shipments	Three Months Ended October 31, 2022	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	4,550	38.3	3,552	35.7	998	28.1
Campervan	4,740	39.9	3,333	33.5	1,407	42.2
Caravan	2,602	21.8	3,065	30.8	(463)	(15.1)
Total European	11,892	100.0	9,950	100.0	1,942	19.5

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change
European
Motorcaravan	10.0	6.4	16.4
Campervan	10.0	7.0	17.0
Caravan	10.0	10.0	20.0
Total European	10.0	10.9	20.9

The increase in total European Recreational Vehicle net sales of 40.4% compared to the prior-year quarter resulted from a 19.5% increase in unit shipments and a 20.9% increase in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. The increase in total European Recreational Vehicle net sales of $203,899 includes an increase of $50,604, or 10.0% of the 40.4% increase, due to the increase in foreign exchange rates compared to the prior-year period.

The overall net price per unit increase of 20.9% includes a 10.0% increase due to the impact of foreign currency exchange rate changes and a 10.9% increase due to the impact of product mix and price.

The constant-currency increases in the overall net price per unit within the Motorcaravan product line of 6.4% and the Campervan product line of 7.0% were primarily due to the impact of selling price increases and product mix changes. In addition, the current-year quarter included a higher concentration of Campervan units with a purchased chassis that is included in the unit sales price as opposed to units with a customer-supplied chassis that is not included in the unit sales price. The increase in the overall net price per unit due to product mix and price within the Caravan product line of 10.0% was primarily due to the impact of selling price increases.

European Recreational Vehicle cost of products sold increased $149,936 to $585,373, or 82.7% of European Recreational Vehicle net sales, for the three months ended October 31, 2023 compared to $435,437, or 86.3% of European Recreational Vehicle net sales, for the three months ended October 31, 2022. The changes in material, labor, freight-out and warranty costs comprised $129,991 of the $149,936 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales decreased to 71.4% for the three months ended October 31, 2023 compared to 74.4% for the three months ended October 31, 2022, with the decrease primarily due to a decrease in the material cost percentage due to net selling price increases and product mix changes. The labor cost percentage also improved.

Total manufacturing overhead increased $19,945 with the increase in net sales, but decreased as a percentage of European Recreational Vehicle net sales from 11.9% to 11.3% primarily due to the sales increase resulting in lower overhead costs per unit sold.

The increase in European Recreational Vehicle gross profit of $53,963 for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 was primarily due to the increase in European Recreational Vehicle net sales, and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

The increase in European Recreational Vehicle selling, general and administrative expenses of $16,793 for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 was primarily due to the increases in European Recreational Vehicle net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $6,465. Sales-related travel, advertising and promotional costs also increased by $6,908, primarily due to increased display space at the annual Dusseldorf show and attending more regional shows in comparison to the prior-year quarter. The decrease in the overall selling, general and administrative expense as a percentage of European Recreational Vehicle net sales is primarily due to the increase in European Recreational Vehicle net sales.

The increase in European Recreational Vehicle income before income taxes of $35,235 for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 was primarily due to the increase in European Recreational Vehicle net sales, and the primary reasons for the increase in percentage were the decreases in both the cost of products sold and selling, general and administrative expense percentages noted above.

Liquidity and Capital Resources

As of October 31, 2023, we had $425,828 in cash and cash equivalents, of which $350,315 was held in the U.S. and the equivalent of $75,513, predominantly in Euros, was held in Europe, compared to $441,232 on July 31, 2023, of which $338,703 was held in the U.S. and the equivalent of $102,529, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the United States. The components of the $15,404 decrease in cash and cash equivalents are described in more detail below, but the decrease was primarily attributable to cash provided by operations of $59,668 less cash used in financing activities of $19,153 and cash used in investing activities of $51,062.

Net working capital at October 31, 2023 was $1,088,731 compared to $1,077,098 at July 31, 2023. Capital expenditures of $38,211 for the three months ended October 31, 2023 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. In addition, the unused availability under our revolving asset-based credit facility is generally available to the Company for general operating purposes, and approximated $998,000 at October 31, 2023. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

Our priorities for the use of current and future available cash generated from operations remain consistent with our history, and include reducing our indebtedness, maintaining and, over time, growing our dividend payments and funding our growth, both organically and, opportunistically, through acquisitions. We may also consider strategic and opportunistic repurchases of shares of THOR stock under the share repurchase authorizations as discussed in Note 16 to the Condensed Consolidated Financial Statements, and special dividends based upon market and business conditions and excess cash availability, subject to potential customary limits and restrictions pursuant to our credit facilities, applicable legal limitations and determination by the Company's Board of Directors ("Board"). We believe our on-hand cash and cash equivalents and funds generated from operations will be sufficient to fund expected cash dividend payments and share repurchases for the foreseeable future.

Our current estimate of committed and internally approved capital spend for the remainder of fiscal 2024 is $220,000, primarily for certain building projects and certain automation projects, as well as replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business. We anticipate approximately two-thirds will be in North America and one-third in Europe, and that these expenditures will be funded by cash provided by our operating activities.

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

Operating Activities

Net cash provided by operating activities for the three months ended October 31, 2023 was $59,668 as compared to net cash provided by operating activities of $94,016 for the three months ended October 31, 2022.

For the three months ended October 31, 2023, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $138,101 of operating cash. The change in net working capital resulted in the use of $78,433 of operating cash during that period, primarily due to an increase in RV finished goods inventory.

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

Investing Activities

Net cash used in investing activities for the three months ended October 31, 2023 was $51,062, primarily due to capital expenditures of $38,211.

Net cash used in investing activities for the three months ended October 31, 2022 was $57,948, primarily due to capital expenditures of $55,883.

Financing Activities

Net cash used in financing activities for the three months ended October 31, 2023 was $19,153, which included borrowings of $53,449 on the asset-based credit facility and payments of $51,925 on the asset-based credit facility, in addition to treasury share purchases of $30,037. During the first quarter of fiscal 2024, the Board approved and declared the payment of a regular quarterly dividend of $0.48 per share for the first quarter of fiscal 2024, but this dividend, totaling $25,539, was not paid until the second quarter of fiscal 2024.

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

The Company increased its previous regular quarterly dividend of $0.45 per share to $0.48 per share in October 2023. In October 2022, the Company increased its previous regular quarterly dividend of $0.43 per share to $0.45 per share.

Accounting Standards

None.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Part II, Item 7 and the notes to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended July 31, 2023. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended July 31, 2023.

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

The Company also holds $533,397 of debt denominated in Euros at October 31, 2023. A hypothetical 10% change in the Euro/U.S. dollar exchange rate would change our October 31, 2023 debt balance by approximately $53,340.

INTEREST RATE RISK – Based on our assumption of the Company’s floating-rate debt levels over the next 12 months, a one-percentage-point increase in interest rates (approximately 13.0% of our weighted-average interest rate at October 31, 2023) would result in an estimated $7,448 reduction in income before income taxes over a one-year period.

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

During the quarter ended October 31, 2023, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

The Company’s Insider Trading Policy permits its directors and officers to trade Company stock under a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, subject to compliance with applicable regulations as well as the Company’s Insider Trading Policy and share ownership requirements. The Insider Trading Policy provides that each officer or director Rule 10b5-1 trading arrangement must be entered into in writing during an open trading window and at a time that the officer or director is not aware of material nonpublic information. The Company generally requires that any Rule 10b5-1 trading arrangement adopted by an officer or director must not expire within one year of implementation and is subject to a mandatory cooling-off period requirement.

On October 16, 2023, our Chief Operating Officer, Todd Woelfer, adopted a Rule 10b5-1 trading arrangement (providing for the sale of up to 10,000 shares of Company common stock) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Woelfer’s Rule 10b5-1 trading arrangement provides for a mandatory cooling-off period as required by Rule 10b5-1 and is scheduled to expire on December 31, 2024 or such earlier date as of which all of the shares covered by the arrangement have been sold. As of October 31, 2023, Mr. Woelfer held 95,014 shares of Company common stock not subject to trading under his Rule 10b5-1 trading arrangement.

Except as described above, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended October 31, 2023.

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

ITEM 1A. RISK FACTORS

Although risks specific to the supply chain disruptions are ongoing, and macroeconomic issues like general inflation, as well as certain geopolitical events, including military conflicts, remain, at this point there have been no material changes in those risks or any others from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2023, the Company used $30,037 to purchase shares of common stock under its share repurchase authorizations. The Company’s total remaining authorizations for common stock repurchases was $461,170 at October 31, 2023.

A summary of the Company’s share repurchases during the three months ended October 31, 2023 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
8/1/23 – 8/31/23	—	$—	—	$491,207
9/1/23 – 9/30/23	—	$—	—	$491,207
10/1/23 – 10/31/23	327,876	$91.61	327,876	$461,170
	327,876		327,876

(1)On December 21, 2021, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to repurchase shares of the Company’s common stock through December 21, 2024. On June 24, 2022, the Board authorized Company management to utilize up to an additional $448,321 to repurchase shares of the Company’s common stock through July 31, 2025. Under the two share repurchase authorizations, the Company is authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of its common stock in the open market, in privately negotiated transactions or by other means. The timing and amount of share repurchases will be determined at the discretion of the Company’s management team based upon the market price of the stock, management's evaluation of general market and economic conditions, cash availability and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under this program. During the three-month period ended October 31, 2023, the Company purchased 327,876 shares of its common stock, at various times in the open market, at a weighted-average price of $91.61 and held them as treasury shares at an aggregate purchase price of $30,037, all from the December 21, 2021 authorization. As of October 31, 2023, the remaining amount of the Company's common stock that may be repurchased under the December 21, 2021 $250,000 authorization expiring on December 21, 2024 is $12,849. As of October 31, 2023, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $448,321. As of October 31, 2023, the total remaining amount of the Company’s common stock that may be repurchased under these two authorizations is $461,170.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended October 31, 2023 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	December 6, 2023	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	December 6, 2023	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer