Form 10-Q
period 2024-01-31
THOR INDUSTRIES INC
filed 2024-03-06
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2024.
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
Yes    ☐    No    ☑
As of February 29, 2024, 53,324,545 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2024	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$340,192	$441,232
Accounts receivable, trade, net	534,402	543,865
Accounts receivable, other, net	91,216	99,354
Inventories, net	1,776,268	1,653,070
Prepaid income taxes, expenses and other	97,184	56,059
Total current assets	2,839,262	2,793,580
Property, plant and equipment, net	1,382,227	1,387,808
Other assets:
Goodwill	1,787,761	1,800,422
Amortizable intangible assets, net	925,515	996,979
Deferred income tax assets, net	9,455	5,770
Equity investments	128,572	126,909
Other	153,037	149,362
Total other assets	3,004,340	3,079,442
TOTAL ASSETS	$7,225,829	$7,260,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$762,095	$736,275
Current portion of long-term debt	17,234	11,368
Short-term financial obligations	68,593	49,433
Accrued liabilities:
Compensation and related items	147,531	189,324
Product warranties	319,614	345,197
Income and other taxes	69,820	100,631
Promotions and rebates	132,948	163,410
Product, property and related liabilities	38,619	54,720
Other	70,007	66,124
Total current liabilities	1,626,461	1,716,482
Long-term debt, net	1,390,469	1,291,311
Deferred income tax liabilities, net	68,517	75,668
Unrecognized tax benefits	15,931	14,835
Other liabilities	181,856	179,136
Total long-term liabilities	1,656,773	1,560,950
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 66,859,738 and 66,344,340 shares, respectively	6,686	6,634
Additional paid-in capital	560,365	539,032
Retained earnings	4,101,210	4,091,563
Accumulated other comprehensive loss, net of tax	(92,894)	(68,547)
Less: Treasury shares of 13,535,193 and 13,030,030, respectively, at cost	(638,949)	(592,667)
Stockholders’ equity attributable to THOR Industries, Inc.	3,936,418	3,976,015
Non-controlling interests	6,177	7,383
Total stockholders’ equity	3,942,595	3,983,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,225,829	$7,260,830

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Net sales	$2,207,369	$2,346,635	$4,708,128	$5,454,719
Cost of products sold	1,936,522	2,063,700	4,079,349	4,685,308
Gross profit	270,847	282,935	628,779	769,411
Selling, general and administrative expenses	220,125	208,743	438,021	450,367
Amortization of intangible assets	32,464	35,199	64,808	70,418
Interest expense, net	28,229	25,633	48,426	48,440
Other income, net	16,865	19,358	1,952	11,803
Income before income taxes	6,894	32,718	79,476	211,989
Income tax provision	1,568	6,912	19,117	48,760
Net income	5,326	25,806	60,359	163,229
Less: Net loss attributable to non-controlling interests	(1,891)	(1,274)	(423)	(36)
Net income attributable to THOR Industries, Inc.	$7,217	$27,080	$60,782	$163,265

Weighted-average common shares outstanding:
Basic	53,322,504	53,518,878	53,309,169	53,587,646
Diluted	53,650,583	53,810,910	53,752,150	53,869,830

Earnings per common share:
Basic	$0.14	$0.51	$1.14	$3.05
Diluted	$0.13	$0.50	$1.13	$3.03

Comprehensive income:
Net income	$5,326	$25,806	$60,359	$163,229
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	35,627	128,377	(25,019)	85,048
Unrealized gain (loss) on derivatives, net of tax	—	(661)	—	143
Other loss, net of tax	(111)	(39)	(111)	(39)
Total other comprehensive income (loss), net of tax	35,516	127,677	(25,130)	85,152
Total Comprehensive income	40,842	153,483	35,229	248,381
Less: Comprehensive loss attributable to non-controlling interests	(1,952)	(1,249)	(1,206)	(445)
Comprehensive income attributable to THOR Industries, Inc.	$42,794	$154,732	$36,435	$248,826

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended January 31,
	2024	2023
Cash flows from operating activities:
Net income	$60,359	$163,229
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	70,589	64,257
Amortization of intangible assets	64,808	70,418
Amortization of debt issuance costs and extinguishment charges	11,864	5,697
Deferred income tax benefit	(11,858)	(6,149)
Gain on disposition of property, plant and equipment	(7,807)	(371)
Stock-based compensation expense	19,698	16,935
Changes in assets and liabilities:
Accounts receivable, net	15,188	301,269
Inventories, net	(149,742)	(83,564)
Prepaid income taxes, expenses and other	(24,312)	(14,572)
Accounts payable	33,813	(209,557)
Accrued liabilities	(133,798)	(125,590)
Long-term liabilities and other	6,998	3,319
Net cash provided by (used in) operating activities	(44,200)	185,321
Cash flows from investing activities:
Purchases of property, plant and equipment	(78,901)	(100,985)
Proceeds from dispositions of property, plant and equipment	12,872	3,832
Business acquisitions, net of cash acquired	(3,814)	(6,184)
Other	(11,100)	(10,411)
Net cash used in investing activities	(80,943)	(113,748)
Cash flows from financing activities:
Borrowings on term-loan credit facilities	186,723	—
Payments on term-loan credit facilities	(127,626)	(12,355)
Borrowings on revolving asset-based credit facilities	113,502	—
Payments on revolving asset-based credit facilities	(51,925)	(15,000)
Payments on other debt	(5,574)	(6,383)
Payments of debt issuance costs	(10,480)	—
Cash dividends paid	(51,135)	(48,165)
Payments on finance lease obligations	(365)	(604)
Purchases of treasury shares	(30,037)	(25,407)
Payments related to vesting of stock-based awards	(16,245)	(6,765)
Short-term financial obligations and other, net	19,916	12,937
Net cash provided by (used in) financing activities	26,754	(101,742)
Effect of exchange rate changes on cash and cash equivalents	(2,651)	172
Net decrease in cash and cash equivalents	(101,040)	(29,997)
Cash and cash equivalents, beginning of period	441,232	311,553
Cash and cash equivalents, end of period	$340,192	$281,556

Supplemental cash flow information:
Income taxes paid	$90,528	$110,662
Interest paid	$41,414	$44,981
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$3,098	$5,183

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2024 AND 2023 (UNAUDITED)

	Three Months Ended January 31, 2024
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at November 1, 2023	66,686,498	$6,669	$551,491	$4,119,589	$(128,471)	13,480,026	$(633,817)	$3,915,461	$8,129	$3,923,590
Net income (loss)	—	—	—	7,217	—	—	—	7,217	(1,891)	5,326
Purchases of treasury shares	—	—	—	—	—	—	—	—	—	—
Restricted stock unit activity	173,240	17	(372)	—	—	55,167	(5,132)	(5,487)	—	(5,487)
Dividends $0.48 per common share	—	—	—	(25,596)	—	—	—	(25,596)	—	(25,596)
Stock-based compensation expense	—	—	9,246	—	—	—	—	9,246	—	9,246
Other comprehensive income (loss)	—	—	—	—	35,577	—	—	35,577	(61)	35,516
Balance at January 31, 2024	66,859,738	$6,686	$560,365	$4,101,210	$(92,894)	13,535,193	$(638,949)	$3,936,418	$6,177	$3,942,595

	Six Months Ended January 31, 2024
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2023	66,344,340	$6,634	$539,032	$4,091,563	$(68,547)	13,030,030	$(592,667)	$3,976,015	$7,383	$3,983,398
Net income (loss)	—	—	—	60,782	—	—	—	60,782	(423)	60,359
Purchases of treasury shares	—	—	—	—	—	327,876	(30,037)	(30,037)	—	(30,037)
Restricted stock unit activity	515,398	52	1,635	—	—	177,287	(16,245)	(14,558)	—	(14,558)
Dividends $0.96 per common share	—	—	—	(51,135)	—	—	—	(51,135)	—	(51,135)
Stock-based compensation expense	—	—	19,698	—	—	—	—	19,698	—	19,698
Other comprehensive income (loss)	—	—	—	—	(24,347)	—	—	(24,347)	(783)	(25,130)
Balance at January 31, 2024	66,859,738	$6,686	$560,365	$4,101,210	$(92,894)	13,535,193	$(638,949)	$3,936,418	$6,177	$3,942,595

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2024 AND 2023 (UNAUDITED)

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

The July 31, 2023 amounts are derived from the annual audited financial statements of THOR. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023. Due to seasonality within the recreational vehicle industry, the impact of supply chain disruptions primarily in Europe, inflation and shifting consumer demand on our industry, among other factors, annualizing the results of operations for the six months ended January 31, 2024 would not necessarily be indicative of the results expected for the full fiscal year.

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2023-07 (“ASU 2023-07”) “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires additional disclosures about significant segment expenses regularly provided to the Chief Operating Decision Maker. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, or the annual report for fiscal 2025 for the Company, and interim periods within fiscal years beginning after December 15, 2024, or interim periods starting in fiscal 2026 for the Company. Early adoption is permitted. We are currently evaluating the impact of ASU 2023-07 on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, requiring enhancements and further transparency to certain income tax disclosures. Under this ASU, entities must disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires entities to disclose additional information about income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for financial statements for annual periods beginning after December 15, 2024. This ASU is effective for the Company in its fiscal year 2026 beginning on August 1, 2025. The Company is currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

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

The following tables reflect certain financial information by reportable segment:

	Three Months Ended January 31,		Six Months Ended January 31,
NET SALES:	2024	2023	2024	2023
Recreational vehicles
North American Towable	$730,968	$829,751	$1,676,422	$2,147,557
North American Motorized	570,424	738,583	1,281,583	1,862,102
Total North America	1,301,392	1,568,334	2,958,005	4,009,659
European	782,294	646,938	1,490,495	1,151,240
Total recreational vehicles	2,083,686	2,215,272	4,448,500	5,160,899
Other	166,534	164,859	365,455	397,507
Intercompany eliminations	(42,851)	(33,496)	(105,827)	(103,687)
Total	$2,207,369	$2,346,635	$4,708,128	$5,454,719

	Three Months Ended January 31,		Six Months Ended January 31,
INCOME (LOSS) BEFORE INCOME TAXES:	2024	2023	2024	2023
Recreational vehicles
North American Towable	$661	$(7,119)	$49,910	$103,888
North American Motorized	26,460	61,544	63,512	185,977
Total North America	27,121	54,425	113,422	289,865
European	38,057	12,015	66,824	5,547
Total recreational vehicles	65,178	66,440	180,246	295,412
Other, net	7,343	8,289	16,819	13,034
Corporate	(65,627)	(42,011)	(117,589)	(96,457)
Total	$6,894	$32,718	$79,476	$211,989

TOTAL ASSETS:	January 31, 2024	July 31, 2023
Recreational vehicles
North American Towable	$1,375,699	$1,429,899
North American Motorized	1,226,909	1,268,109
Total North America	2,602,608	2,698,008
European	2,988,415	2,898,175
Total recreational vehicles	5,591,023	5,596,183
Other	1,023,371	1,048,076
Corporate	611,435	616,571
Total	$7,225,829	$7,260,830

DEPRECIATION AND INTANGIBLE ASSET AMORTIZATION EXPENSE:	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Recreational vehicles
North American Towable	$13,788	$15,028	$27,552	$30,465
North American Motorized	8,849	8,172	17,791	16,333
Total North America	22,637	23,200	45,343	46,798
European	31,136	28,713	61,533	56,015
Total recreational vehicles	53,773	51,913	106,876	102,813
Other	13,668	15,338	27,294	30,986
Corporate	678	431	1,227	876
Total	$68,119	$67,682	$135,397	$134,675

	Three Months Ended January 31,		Six Months Ended January 31,
CAPITAL ACQUISITIONS:	2024	2023	2024	2023
Recreational vehicles
North American Towable	$4,443	$16,820	$11,373	$37,994
North American Motorized	5,386	10,266	12,861	29,330
Total North America	9,829	27,086	24,234	67,324
European	16,116	12,151	30,876	21,071
Total recreational vehicles	25,945	39,237	55,110	88,395
Other	6,244	7,957	14,535	12,769
Corporate	4,172	151	6,907	271
Total	$36,361	$47,345	$76,552	$101,435

3.    Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Weighted-average common shares outstanding for basic earnings per share	53,322,504	53,518,878	53,309,169	53,587,646
Unvested restricted and performance stock units	328,079	292,032	442,981	282,184
Weighted-average common shares outstanding assuming dilution	53,650,583	53,810,910	53,752,150	53,869,830

For the three months ended January 31, 2024 and 2023, the Company had 8,078 and 169,350 unvested restricted stock units and performance stock units outstanding, respectively, which were excluded from this calculation as their effect would have been antidilutive. For the six months ended January 31, 2024 and 2023, the Company had 29,688 and 186,895 unvested restricted stock units and performance stock units outstanding, respectively, which were excluded from this calculation as their effect would have been antidilutive.

4.    Derivatives and Hedging

The total amounts presented in the Condensed Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the derivative instruments are as follows:

	Three Months Ended January 31,
	2024	2023
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Interest rate swap agreements (1)	$—	$(661)
Total gain (loss)	$—	$(661)

(1)Other comprehensive income (loss), net of tax, before reclassification from accumulated other comprehensive income (“AOCI”) was $0 and $(136) for the three months ended January 31, 2024 and 2023, respectively.

	Six Months Ended January 31,
	2024	2023
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Interest rate swap agreements (2)	$—	$85
Total gain (loss)	$—	$85

(2)Other comprehensive income (loss), net of tax, before reclassification from AOCI was $0 and $718 for the six months ended January 31, 2024 and 2023, respectively.

	Three Months Ended January 31,
	2024		2023
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Interest rate swap agreements	$—	$—	$—	$525
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income, net of tax
Foreign currency forward contracts	(236)	—	1,118	—
Commodities swap agreements	—	—	(1,567)	—
Interest rate swap agreements	—	(205)	—	(83)
Total gain (loss)	$(236)	$(205)	$(449)	$442

	Six Months Ended January 31,
	2024		2023
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$—	$—	$(58)	$—
Interest rate swap agreements	—	—	—	633
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income, net of tax
Foreign currency forward contracts	(75)	—	1,946	—
Commodities swap agreements	—	—	(2,229)	—
Interest rate swap agreements	—	(139)	—	171
Total gain (loss)	$(75)	$(139)	$(341)	$804

As of January 31, 2024 and July 31, 2023 there were no derivative instruments designated as cash flow hedges. The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $78,772 and a fair value liability of $1,509 as of January 31, 2024. These other derivative instruments had a notional amount totaling approximately $25,248 and a fair value liability of $932 as of July 31, 2023. For these derivative instruments, changes in fair value are recognized in earnings.

Net Investment Hedges

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. A loss, net of tax, was included in the foreign currency translation adjustment of $6,237 for the three months ended January 31, 2024 and a gain of $7,172 was included for the six months ended January 31, 2024. Losses, net of tax, included in the foreign currency translation adjustments were $30,297 for the three months ended January 31, 2023 and $20,912 for the six months ended January 31, 2023.

There were no amounts reclassified out of AOCI pertaining to the net investment hedge during the three and six-month periods ended January 31, 2024 and January 31, 2023, respectively.

5.    Inventories

Major classifications of inventories are as follows:

	January 31, 2024	July 31, 2023
Finished goods – RV	$283,273	$164,456
Finished goods – other	87,933	93,476
Work in process	330,193	313,006
Raw materials	494,791	563,614
Chassis	739,682	681,122
Subtotal	1,935,872	1,815,674
Excess of FIFO costs over LIFO costs	(159,604)	(162,604)
Total inventories, net	$1,776,268	$1,653,070

Of the $1,935,872 and $1,815,674 of inventories at January 31, 2024 and July 31, 2023, $1,344,893 and $1,224,069, respectively, were valued on the first-in, first-out (“FIFO”) method, and $590,979 and $591,605, respectively, were valued on the last-in, first-out (“LIFO”) method.

6.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	January 31, 2024	July 31, 2023
Land	$155,021	$147,633
Buildings and improvements	1,045,796	1,038,394
Machinery and equipment	691,731	672,499
Rental vehicles	111,686	99,360
Lease right-of-use assets – operating	43,741	47,969
Lease right-of-use assets – finance	5,145	5,518
Total cost	2,053,120	2,011,373
Less: Accumulated depreciation	(670,893)	(623,565)
Property, plant and equipment, net	$1,382,227	$1,387,808

See Note 15 to the Condensed Consolidated Financial Statements for further information regarding the lease right-of-use assets.

7.    Intangible Assets and Goodwill

The components of Amortizable intangible assets, net are as follows:

	January 31, 2024		July 31, 2023
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	$1,106,507	$567,048	$1,112,273	$526,327
Trademarks	353,500	104,621	355,560	96,087
Design technology and other intangibles	255,892	118,715	258,868	107,483
Non-compete agreements	1,400	1,400	1,400	1,225
Total amortizable intangible assets	$1,717,299	$791,784	$1,728,101	$731,122

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2024	$64,729
For the fiscal year ending July 31, 2025	117,739
For the fiscal year ending July 31, 2026	106,480
For the fiscal year ending July 31, 2027	97,769
For the fiscal year ending July 31, 2028	90,398
For the fiscal year ending July 31, 2029 and thereafter	448,400
$925,515

Changes in the carrying amount of Goodwill by reportable segment for the six months ended January 31, 2024 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of August 1, 2023	$337,883	$65,064	$965,758	$431,717	$1,800,422
Fiscal 2024 activity:
Goodwill acquired	—	—	—	3,635	3,635
Foreign currency translation	—	—	(16,296)	—	(16,296)
Net balance as of January 31, 2024	$337,883	$65,064	$949,462	$435,352	$1,787,761

Changes in the carrying amount of Goodwill by reportable segment for the six months ended January 31, 2023 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of August 1, 2022	$344,975	$53,875	$893,383	$511,918	$1,804,151
Fiscal 2023 activity:
Goodwill acquired	4,097	—	—	—	4,097
Measurement period adjustments	—	—	—	4,682	4,682
Foreign currency translation	—	—	55,729	—	55,729
Deconsolidation of Roadpass Digital	—	—	—	(84,883)	(84,883)
Net balance as of January 31, 2023	$349,072	$53,875	$949,112	$431,717	$1,783,776

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

The Company had the following aggregate investment and maximum exposure to loss related to these VIEs:

	January 31, 2024	July 31, 2023
Carrying amount of investments	$128,572	$126,909
Maximum exposure to loss	$145,622	$161,459

The Company’s share of gains and losses accounted for under the equity method of accounting are included in Other income, net in the Condensed Consolidated Statements of Income and Comprehensive Income. The losses recognized in the three and six months ended January 31, 2024 were $3,502 and $9,437, respectively, and the amounts recognized in the three and six months ended January 31, 2023 were not material.

9.    Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 15% of the Company’s consolidated net sales for the three-month period ended January 31, 2024 and 14% of the Company’s consolidated net sales for the three-month period ended January 31, 2023, and accounted for 14% of the Company’s consolidated net sales for both the six-month periods ended January 31, 2024 and January 31, 2023. The majority of the sales to this dealer are reported within the North American Towable and North American Motorized segments. This dealer also accounted for 17% of the Company’s consolidated trade accounts receivable at January 31, 2024 and 13% at July 31, 2023. The loss of this dealer could have a material effect on the Company’s business.

10.    Fair Value Measurements

The financial assets and liabilities that are accounted for at fair value on a recurring basis at January 31, 2024 and July 31, 2023 are as follows:

	Input Level	January 31, 2024	July 31, 2023
Cash equivalents	Level 1	$194,454	$286,984
Deferred compensation plan mutual fund assets	Level 1	$42,042	$40,220
Equity investments	Level 1	$704	$4,105
Foreign currency forward contract liability	Level 2	$399	$—
Interest rate swap liability	Level 2	$1,110	$932

Cash equivalents represent investments in short-term money market instruments that are direct obligations of the U.S. Treasury and/or repurchase agreements backed by U.S. Treasury obligations. These investments are reported as a component of Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

Deferred compensation plan assets accounted for at fair value are investments in securities (primarily mutual funds) traded in an active market held for the benefit of certain employees of the Company as part of a deferred compensation plan, which are reported within Other assets in the Condensed Consolidated Balance Sheets. Additional plan investments in corporate-owned life insurance are recorded at their cash surrender value, not fair value, and therefore are not included above.

Equity investments represent stock investments that are publicly traded in an active market and are reported within Other assets in the Condensed Consolidated Balance Sheets.

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

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Beginning balance	$333,274	$325,713	$345,197	$317,908
Provision	66,478	72,356	140,913	161,781
Payments	(81,355)	(75,503)	(165,526)	(155,644)
Foreign currency translation	1,217	4,099	(970)	2,620
Ending balance	$319,614	$326,665	$319,614	$326,665

12.    Long-Term Debt

The components of long-term debt are as follows:

	January 31, 2024	July 31, 2023
Term loan	$807,621	$758,094
Asset-based credit facility	59,604	—
Senior unsecured notes	500,000	500,000
Unsecured notes	27,093	27,558
Other debt	35,468	41,753
Total long-term debt	1,429,786	1,327,405
Debt issuance costs, net of amortization	(22,083)	(24,726)
Total long-term debt, net of debt issuance costs	1,407,703	1,302,679
Less: Current portion of long-term debt	(17,234)	(11,368)
Total long-term debt, net, less current portion	$1,390,469	$1,291,311

As discussed in Note 13 to the Company’s Consolidated Financial Statements included in the Fiscal 2023 Form 10-K, the Company is a party to a term loan (“term loan”) agreement, which consists of a U.S. dollar-denominated term loan tranche and a Euro-denominated term loan tranche, and a $1,000,000 revolving asset-based credit facility (“ABL”).

On November 15, 2023, the Company entered into amendments to both its term loan and ABL agreements to extend maturities and lower the applicable margins used to determine the interest rate on the U.S. dollar-denominated term loan tranche. Pursuant to the term loan amendments, the applicable margin used to determine the interest rate on U.S. dollar-denominated loans was reduced by 0.25% so that the applicable margin for Alternate Base Rate ("ABR")-based loans is 1.75% and 2.75% for Secured Overnight Financing Rate (“SOFR”)-based loans. The SOFR credit spread adjustment applicable to U.S. dollar-denominated SOFR-based loans was eliminated. The applicable margin for Euro-denominated EURIBOR-based loans was unchanged. The maturity date for the term loan was extended from February 1, 2026 to November 15, 2030. Covenants and other material provisions of the term loan agreement remain materially unchanged. Following the amendments, the principal amounts outstanding under the term loan agreement were $450,000 on the U.S. dollar-denominated term loan tranche and 330,000 Euro on the Euro-denominated term loan tranche. Under the provisions of the amended term loan, both the U.S. and Euro tranches require annual principal payments of 1.0% of the new term loan balance, payable quarterly in 0.25% installments starting on May 1, 2024. Pursuant to the ABL amendment, the maturity date for loans under the ABL agreement was extended from September 1, 2026 to November 15, 2028. Maximum availability under the ABL remains at $1,000,000 and there were no borrowings outstanding as of the November 15, 2023 amendment date. The applicable margin, covenants and other material provisions of the ABL remain materially unchanged.

The November 15, 2023 debt amendments noted above were evaluated on a creditor-by-creditor basis pursuant to the requirements in ASC 470-50 related to syndicated loan arrangements. Extinguishment accounting was applied to the creditors that were deemed to have a substantial difference in terms based on an analysis of the present values of cash flows before and after the amendments. As a result of this analysis, the Company recorded expense of $14,741 in the second quarter of fiscal 2024. $7,566 of this $14,741 expense is classified as interest expense in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income and primarily represents extinguishment charges, while the remaining $7,175 is classified as administrative expense and primarily represents third-party costs attributed to the modified loans. In addition, during the second quarter of fiscal 2024 the Company capitalized qualifying financing-related costs of $10,480 related to these amendments which will be amortized over the remaining term of the amended agreements subject to acceleration for early term loan principal payments.

As of January 31, 2024, the outstanding U.S. term loan tranche balance of $450,000 was subject to a SOFR-based rate totaling 8.083%. As of July 31, 2023, the outstanding U.S. term loan tranche balance of $271,900 was subject to a SOFR-based rate totaling 8.433%. The interest rate on the January 31, 2024 outstanding Euro term loan tranche balance of $357,621 was 6.88%, and the interest rate on the July 31, 2023 outstanding Euro term loan tranche of $486,194 was 6.625%.

As of January 31, 2024, the weighted-average interest rate on the outstanding ABL borrowings of $59,604 was 5.108%. As of July 31, 2023, there were no outstanding ABL borrowings. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without penalty or premium.

Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The unused availability under the ABL is generally available to the Company for general operating purposes and, based on January 31, 2024 eligible receivables and inventory balances, net of amounts drawn, totaled approximately $938,000.

As discussed in Note 13 to the Company’s Consolidated Financial Statements included in the Fiscal 2023 Form 10-K, on October 14, 2021, the Company issued an aggregate principal amount of $500,000 of 4.000% Senior Unsecured Notes (“Senior Unsecured Notes”) that will mature on October 15, 2029 unless redeemed or repurchased earlier. Interest on the Senior Unsecured Notes is payable in semi-annual installments on April 15 and October 15 of each year.

The unsecured notes of 25,000 Euro ($27,093) relate to long-term debt of our European segment. There are two series, 20,000 Euro ($21,674) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,419) with an interest rate of 2.534% maturing in March 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 2.38% to 2.87%.

Total contractual gross debt maturities are as follows:

For the remainder of the fiscal year ending July 31, 2024	$7,532
For the fiscal year ending July 31, 2025	40,626
For the fiscal year ending July 31, 2026	11,201
For the fiscal year ending July 31, 2027	10,731
For the fiscal year ending July 31, 2028	16,215
For the fiscal year ending July 31, 2029 and thereafter	1,343,481
$1,429,786

For the three and six months ended January 31, 2024, interest expense on the term loan, ABL, Senior Unsecured Notes and other debt facilities was $30,548 and $53,747, respectively, which includes amortization of capitalized debt issuance costs and the debt extinguishment charges noted above totaling $8,992 and $11,864, respectively. For the three and six months ended January 31, 2023, interest expense on the term loan, ABL and other debt facilities was $26,926 and $49,940, respectively, which includes amortization of debt issuance costs of $2,862 and $5,697, respectively.

The fair value of the Company’s Senior Unsecured Notes at January 31, 2024 and July 31, 2023 was $444,950 and $430,650, respectively. The fair value of all other debt held by the Company approximates carrying value. The fair values of the Company’s long-term debt are primarily estimated using Level 2 inputs as defined by ASC 820, based on quoted prices in markets that are not active.

13.    Provision for Income Taxes

The overall effective income tax rate for the three months ended January 31, 2024 was 22.7%, and the effective income tax rate for the six months ended January 31, 2024 was 24.0%. These rates were both favorably impacted by certain foreign tax rate differences which include certain interest income not subject to corporate income tax.

The overall effective income tax rate for the three months ended January 31, 2023 was 21.1%, and the effective income tax rate for the six months ended January 31, 2023 was 23.0%. These rates were both favorably impacted by certain foreign rate differences and the mix of earnings between foreign and domestic operations which include certain interest income not subject to corporate income tax. The tax rate for this six-month period includes an unfavorable impact from the vesting of share-based compensation awards.

Within the next 12 months, the Company does not anticipate any material changes in its unrecognized tax benefits recorded as of January 31, 2024.

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

14.    Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on global dealer inventory financing were $3,949,915 and $3,893,048 as of January 31, 2024 and July 31, 2023, respectively. The commitment term is generally up to 18 months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $15,621 and $12,114 as of January 31, 2024 and July 31, 2023, respectively, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three and six months ended January 31, 2024 totaled $2,892 and $6,060, respectively, and losses during the three and six months ended January 31, 2023 were not material. Based on current market conditions, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

A product recall was issued in late fiscal 2021 related to certain purchased parts utilized in certain of our products, and a reserve to cover anticipated costs was established at that time. Starting in fiscal 2022, the reserve has been adjusted quarterly based on developments involving the recall, including our expectations regarding the extent of vendor reimbursements and the estimated total cost of the recall. The Company has been, and will continue to be, reimbursed for a portion of the costs it will incur related to this recall. In addition, the Company accrued expenses during fiscal 2022 based on developments related to an ongoing investigation by certain German-based authorities regarding the adequacy of historical disclosures of vehicle weight in advertisements and other Company-provided literature in Germany. The Company is fully cooperating with the investigation. For the three and six months ended January 31, 2024, the Company recognized income of $4,200 and $14,200, respectively, as a component of selling, general and administrative expense from adjustments related to these matters. For the three months and six months ended January 31, 2023, the Company’s adjustments related to these two matters were not material. Based on current available information, the Company does not believe there will be a material adverse impact to our future results of operations and cash flows due to these matters.

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

The components of lease costs for the three and six-month periods ended January 31, 2024 and January 31, 2023 were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Operating lease cost	$7,628	$7,584	$15,639	$14,463
Finance lease cost
Amortization of right-of-use assets	187	187	373	373
Interest on lease liabilities	78	100	161	205
Total lease cost	$7,893	$7,871	$16,173	$15,041

Other information related to leases was as follows:

	Six Months Ended January 31,
Supplemental Cash Flows Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,593	$14,405
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,108	$12,464

Supplemental Balance Sheet Information	January 31, 2024	July 31, 2023
Operating leases:
Operating lease right-of-use assets	$43,741	$47,969

Operating lease liabilities:
Other current liabilities	$10,713	$11,238
Other long-term liabilities	33,197	36,775
Total operating lease liabilities	$43,910	$48,013

Finance leases:
Finance lease right-of-use assets	$5,145	$5,518

Finance lease liabilities:
Other current liabilities	$804	$754
Other long-term liabilities	2,307	2,722
Total finance lease liabilities	$3,111	$3,476

	January 31, 2024	July 31, 2023
Weighted-average remaining lease term:
Operating leases	9.4 years	9.3 years
Finance leases	3.3 years	3.8 years
Weighted-average discount rate:
Operating leases	4.8%	4.7%
Finance leases	9.7%	9.7%

Future minimum payments required under operating and finance leases as of January 31, 2024 were as follows:

	Operating Leases	Finance Leases
For the remainder of the fiscal year ending July 31, 2024	$8,838	$532
For the fiscal year ending July 31, 2025	13,938	1,083
For the fiscal year ending July 31, 2026	9,924	1,107
For the fiscal year ending July 31, 2027	6,707	896
For the fiscal year ending July 31, 2028	4,309	59
For the fiscal year ending July 31, 2029 and thereafter	16,250	—
Total future lease payments	59,966	3,677
Less: Amount representing interest	(16,056)	(566)
Total reported lease liability	$43,910	$3,111

16.    Stockholders’ Equity

Stock-based Compensation

Total stock-based compensation expense recognized in the three-month periods ended January 31, 2024 and January 31, 2023 for stock-based awards totaled $9,246 and $8,543, respectively. Total stock-based compensation expense recognized in the six-month periods ended January 31, 2024 and January 31, 2023 for stock-based awards totaled $19,698 and $16,935, respectively.

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

During the three months ended January 31, 2024, the Company did not purchase any shares of its common stock. During the six months ended January 31, 2024, the Company purchased 327,876 shares of its common stock, at various times in the open market, at a weighted-average price of $91.61 and held them as treasury shares at an aggregate purchase price of $30,037, all from the December 21, 2021 authorization. Since the inception of the initial December 21, 2021 authorization, the Company has purchased 2,821,651 shares of its common stock, at various times in the open market, at a weighted-average price of $84.05 and held them as treasury shares at an aggregate purchase price of $237,151.

As of January 31, 2024, the remaining amount of the Company's common stock that may be repurchased under the December 21, 2021 $250,000 authorization expiring on December 21, 2024 is $12,849. As of January 31, 2024, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $448,321. As of January 31, 2024, the total remaining amount of the Company’s common stock that may be repurchased under these two authorizations is $461,170.

17.    Revenue Recognition

The table below disaggregates revenue to the level that the Company believes best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors. Other RV-related revenues shown below in the European Recreational Vehicle segment include sales related to accessories and services, new and used vehicle sales at owned dealerships and RV rentals. Performance obligations for all material revenue streams are recognized at a point-in-time. Other sales relate primarily to component part sales to RV original equipment manufacturers and aftermarket sales through dealers and retailers, as well as aluminum extruded components.

	Three Months Ended January 31,		Six Months Ended January 31,
NET SALES:	2024	2023	2024	2023
Recreational vehicles
North American Towable
Travel Trailers	$471,483	$527,829	$1,091,021	$1,350,698
Fifth Wheels	259,485	301,922	585,401	796,859
Total North American Towable	730,968	829,751	1,676,422	2,147,557
North American Motorized
Class A	178,308	244,128	386,219	648,706
Class C	275,632	334,911	609,408	825,698
Class B	116,484	159,544	285,956	387,698
Total North American Motorized	570,424	738,583	1,281,583	1,862,102
Total North America	1,301,392	1,568,334	2,958,005	4,009,659
European
Motorcaravan	424,813	267,782	771,324	507,567
Campervan	244,724	227,136	466,333	366,302
Caravan	51,087	94,494	115,714	156,109
Other RV-related	61,670	57,526	137,124	121,262
Total European	782,294	646,938	1,490,495	1,151,240
Total recreational vehicles	2,083,686	2,215,272	4,448,500	5,160,899
Other	166,534	164,859	365,455	397,507
Intercompany eliminations	(42,851)	(33,496)	(105,827)	(103,687)
Total	$2,207,369	$2,346,635	$4,708,128	$5,454,719

18.    Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	Three Months Ended January 31, 2024
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(128,835)	$—	$364	$(128,471)	$(3,305)	$(131,776)
OCI before reclassifications	35,688	—	(111)	35,577	(61)	35,516
Income taxes associated with OCI before reclassifications (1)	—	—	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—	—	—
Income taxes associated with amounts reclassified from AOCI	—	—	—	—	—	—
OCI, net of tax for the fiscal period	35,688	—	(111)	35,577	(61)	35,516
Balance at end of period, net of tax	$(93,147)	$—	$253	$(92,894)	$(3,366)	$(96,260)

	Three Months Ended January 31, 2023
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(226,348)	$1,479	$1,171	$(223,698)	$(2,639)	$(226,337)
OCI before reclassifications	128,352	(178)	(39)	128,135	25	128,160
Income taxes associated with OCI before reclassifications (1)	—	42	—	42	—	42
Amounts reclassified from AOCI	—	(691)	—	(691)	—	(691)
Income taxes associated with amounts reclassified from AOCI	—	166	—	166	—	166
OCI, net of tax for the fiscal period	128,352	(661)	(39)	127,652	25	127,677
Balance at end of period, net of tax	$(97,996)	$818	$1,132	$(96,046)	$(2,614)	$(98,660)

	Six Months Ended January 31, 2024
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(68,911)	$—	$364	$(68,547)	$(2,583)	$(71,130)
OCI before reclassifications	(24,236)	—	(111)	(24,347)	(783)	(25,130)
Income taxes associated with OCI before reclassifications (1)	—	—	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—	—	—
Income taxes associated with amounts reclassified from AOCI	—	—	—	—	—	—
OCI, net of tax for the fiscal period	(24,236)	—	(111)	(24,347)	(783)	(25,130)
Balance at end of period, net of tax	$(93,147)	$—	$253	$(92,894)	$(3,366)	$(96,260)

	Six Months Ended January 31, 2023
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(183,453)	$675	$1,171	$(181,607)	$(2,205)	$(183,812)
OCI before reclassifications	85,457	945	(39)	86,363	(409)	85,954
Income taxes associated with OCI before reclassifications (1)	—	(227)	—	(227)	—	(227)
Amounts reclassified from AOCI	—	(753)	—	(753)	—	(753)
Income taxes associated with amounts reclassified from AOCI	—	178	—	178	—	178
OCI, net of tax for the fiscal period	85,457	143	(39)	85,561	(409)	85,152
Balance at end of period, net of tax	$(97,996)	$818	$1,132	$(96,046)	$(2,614)	$(98,660)

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
•interest rates and interest rate fluctuations and their potential impact on the general economy and, specifically, on our profitability and on our independent dealers and consumers;
•the ability to ramp production up or down quickly in response to rapid changes in demand while also managing costs and market share;
•the level and magnitude of warranty and recall claims incurred;
•the ability of our suppliers to financially support any defects in their products;
•legislative, regulatory and tax law (including recent and pending tax-law changes implementing new, widely adopted "Pillar II" tax principles) and/or policy developments including their potential impact on our independent dealers, retail customers or on our suppliers;
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

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world based on units sold and revenue. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the calendar year ended December 31, 2023, THOR’s combined U.S. and Canadian market share was approximately 41.8% for travel trailers and fifth wheels combined and approximately 48.7% for motorhomes. In Europe, according to the European Caravan Federation (“ECF”) and based on unit registrations for Europe's original equipment manufacturer (“OEM”) reporting countries, our European market share for the calendar year ended December 31, 2023 was approximately 20.9% for motorcaravans and campervans combined and approximately 18.2% for caravans.

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

We generally have financed our growth through a combination of internally generated cash flows from operations and, when needed, outside credit facilities. Ongoing supply chain challenges, particularly chassis issues within our European operations, have and could continue to impact our business and our consolidated financial results and financial position. In addition, the impact of ongoing inflation on consumer confidence, which historically has been highly correlated with RV retail sales, and the impact of inflation on the availability of discretionary funds of our end consumers, combined with significantly higher interest rates compared to recent years impacting both our independent dealers and the end consumer, had a negative impact on demand for our products at both the wholesale and retail levels during the first half of fiscal 2024 and are expected to continue to impact the remainder of our fiscal year. These risks to our business are more fully described in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

Recent Events

Refinancing of Credit Agreements

On November 15, 2023, the Company entered into amendments to both its term loan and ABL agreements to extend maturities and lower the applicable margins used to determine the interest rate on the U.S. dollar-denominated loan tranche. The maturity date for the term loan was extended from February 1, 2026 to November 15, 2030. Covenants and other material provisions of the term loan agreement remain materially unchanged. Following the amendments, the principal amounts outstanding under the term loan agreement were $450,000 on the U.S. dollar-denominated term loan tranche and 330,000 Euro on the Euro-denominated term loan tranche. Under the provisions of the amended term loan, both the U.S. and Euro tranches require annual principal payments of 1.0% of the new term loan balance, payable quarterly in 0.25% installments starting on May 1, 2024. Pursuant to the ABL amendment, the maturity date for loans under the ABL agreement was extended from September 1, 2026 to November 15, 2028. Maximum availability under the ABL remains at $1,000,000 and the applicable margin, covenants and other material provisions of the ABL remain materially unchanged. As a result of these amendments and associated maturity date extensions, the Company recognized total expense of $14,741 in the second quarter of fiscal 2024.

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

North American RV independent dealer inventory of our North American RV products as of January 31, 2024 decreased 27.6% to approximately 87,800 units, compared to approximately 121,300 units as of January 31, 2023. As of January 31, 2024, we believe North American dealer inventory levels for most products are generally at, or slightly higher than, the levels that dealers are comfortable stocking given the current retail sales levels and associated carrying costs. We believe dealers will continue to closely evaluate the unit stocking levels that they will elect to carry in future periods, which may be less than historical unit stocking levels, due to a combination of factors such as retail activity, RV wholesale prices as well as interest rates and other carrying costs.

THOR’s North American RV backlog as of January 31, 2024 decreased $1,092,226, or 36.4%, to $1,908,889 compared to $3,001,115 as of January 31, 2023. The decrease in backlog is primarily a result of a reduction in orders from dealers, which we believe is due to lower retail sales and dealer concerns over current interest costs and other carrying costs compared to the prior-year period.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year		Increase	%
	2023	2022	(Decrease)	Change
North American Towable units	267,295	434,858	(167,563)	(38.5)
North American Motorized units	45,879	58,410	(12,531)	(21.5)
Total	313,174	493,268	(180,094)	(36.5)

In February 2024, RVIA issued a revised forecast for calendar year 2024 wholesale unit shipments. Under the RVIA’s most likely scenario, towable and motorized unit shipments are projected to be approximately 301,800 units and 48,300 units, respectively, for an annual total of approximately 350,100 units, up 11.8% from the 2023 calendar year wholesale shipments. The RVIA’s most likely forecast for calendar year 2024 of 350,100 total units could range from a lower estimate of approximately 334,700 total units to an upper estimate of approximately 365,500 total units.

North American Industry Retail Statistics

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year		Increase	%
	2023	2022	(Decrease)	Change
North American Towable units	334,250	399,815	(65,565)	(16.4)
North American Motorized units	44,955	48,811	(3,856)	(7.9)
Total	379,205	448,626	(69,421)	(15.5)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

We believe that North American retail consumer interest remains high due to an ongoing interest in the RV lifestyle. While we anticipate that near-term demand will be influenced by many factors, including consumer confidence and the level of consumer spending on discretionary products, we believe future retail demand over the longer term will exceed historical, pre-pandemic levels as consumers continue to value the perceived benefits offered by the RV lifestyle, which provides people with the ability to connect with loved ones and nature as well as the potential to get away for short, frequent breaks or longer adventures.

Company North American Wholesale Statistics

The Company’s North American wholesale RV shipments, for the calendar years ended December 31, 2023 and 2022 to correspond to the North American industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year		Increase	%
	2023	2022	(Decrease)	Change
North American Towable units	102,141	181,645	(79,504)	(43.8)
North American Motorized units	21,416	29,643	(8,227)	(27.8)
Total	123,557	211,288	(87,731)	(41.5)

Company North American Retail Statistics

Retail statistics of the Company’s North American RV products, as reported by Stat Surveys, for the calendar years ended December 31, 2023 and 2022 to correspond to the North American industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year		Increase	%
	2023	2022	(Decrease)	Change
North American Towable units	135,648	163,575	(27,927)	(17.1)
North American Motorized units	21,906	23,633	(1,727)	(7.3)
Total	157,554	187,208	(29,654)	(15.8)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

North American Outlook

Historically, RV industry sales have been impacted by a number of economic conditions faced by RV dealers, and ultimately retail consumers, such as the rate of unemployment, the rate of inflation, the level of consumer confidence, the disposable income of consumers, interest rates, credit availability, the health of the housing market, tax rates and fuel availability and prices. We believe these factors will continue to affect retail sales in 2024. In addition, due to inflationary pressures, higher interest rates and other factors, we believe that RV dealers will be continuously reevaluating their desired stocking levels, which may result in lower than historical dealer inventory stocking levels on a unit basis. It is difficult to predict the extent to which any or all of these factors will impact the RV industry or our business in a particular future period, however, we currently believe the remainder of our fiscal 2024 will continue to be negatively impacted by these factors.

Despite the near-term challenges, we remain optimistic about future growth in North American retail sales in the long term, as there are many factors driving product interest. Surveys conducted by THOR, RVIA and others show that Americans of all generations love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments and deeply connecting with family and friends. Based on the on-going value consumers place on these factors, we expect to see long-term growth in the North American RV industry. The growth in industry-wide RV sales during late 2020 through early 2023 has also resulted in exposing a wider range of consumers to the RV lifestyle. We believe many of those who have been recently exposed to the industry for the first time will become future owners, and that those who became first-time owners since the onset of the pandemic will become long-term RVers, resulting in future repeat and upgrade sales opportunities. We also believe many consumers are likely to continue opting for fewer vacations via air travel, cruise ships and hotels, while preferring vacations that RVs are uniquely positioned to provide, allowing consumers the ability to explore or unwind, often close to home. In addition, we believe that the availability of camping and RV parking facilities will be an important factor in the future growth of the industry and view both the significant recent investments and the future committed investments by campground owners, states and the federal government in camping facilities and accessibility to state and federal parks and forests to be positive long-term factors.

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

It is extremely difficult to predict when or whether future supply chain issues related to chassis or other components used in the production of RVs will arise. Modifying available chassis for certain motorized products to use for other products is not a viable alternative, particularly in the short term, due to engineering requirements. The North American recreational vehicle industry has, from time to time in the past, experienced shortages of chassis for various reasons, including component shortages, production delays or other production issues and work stoppages at the chassis manufacturers.

While the North American RV industry has at times faced supply shortages or delivery delays of other, non-chassis raw material components, the supply chain is currently able to support our demand. If any factors were to impact our suppliers' ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected.

Industry Outlook — Europe

The Company monitors industry conditions in the European RV market using a number of resources including its own performance tracking and modeling. The Company also considers retail trends in the European RV market as reported by the European Caravan Federation (“ECF”) and its members. On a monthly basis, the Company receives original equipment manufacturer ("OEM")-specific reports for most of the individual member countries that make up the ECF through the Caravaning Industrie Verband e.V. (“CIVD”). The timing of these reports may vary, but typically they are issued on a one-to-two-month lag. While most countries provide OEM-specific information, the United Kingdom, which made up 20.7% and 8.3% of the caravan and motorcaravan (including campervans) European market for the calendar year ended December 31, 2023, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 10 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic and other conditions. It is inherently difficult to generalize about the operating conditions within the entire European region.

Independent dealer inventory of our European RV products as of January 31, 2024 was approximately 24,800 units. Independent RV dealer inventory levels of our European products are generally in line with historic levels in the various countries we serve. Within Germany, which accounts for approximately 60% of our European product sales, independent dealer inventory levels are also generally in line with historical norms. Comparable independent dealer inventory unit information was not available as of January 31, 2023.

THOR’s European RV backlog as of January 31, 2024 decreased $309,431, or 10.1%, to $2,746,307 compared to $3,055,738 as of January 31, 2023, primarily due to improved chassis supply availability as chassis constraints in the prior year resulted in elevated backlogs.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Calendar Year		%	Calendar Year		%
	2023	2022	Change	2023	2022	Change
OEM Reporting Countries (1)	129,269	130,849	(1.2)	47,740	54,565	(12.5)
Non-OEM Reporting Countries (1)	17,070	16,955	0.7	16,011	16,980	(5.7)
Total	146,339	147,804	(1.0)	63,751	71,545	(10.9)

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

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Calendar Year		Increase	%
	2023	2022	(Decrease)	Change
Motorcaravan and Campervan	27,005	27,664	(659)	(2.4)
Caravan	8,704	10,075	(1,371)	(13.6)
Total OEM-Reporting Countries	35,709	37,739	(2,030)	(5.4)

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

The impact of current macroeconomic factors on our business, including inflation and interest rates, supply chain constraints, environmental and sustainability regulations and geopolitical events, is uncertain. Our outlook for future European RV retail sales depends upon the various economic and regulatory conditions in the respective countries in which we sell our products, and on our ability to manage through supply chain issues that have, and are expected to continue to, impact the efficiency of our production of our motorized products in the near term. End-customer demand for RVs depends strongly on consumer confidence. Factors such as the rate of unemployment, the rate of inflation, private consumption and investments, the level of disposable income of consumers, interest rates, the health of the housing market, tax rates and regulatory restrictions and, since the pandemic, travel safety considerations all influence retail sales. Our long-term outlook for future growth in European RV retail sales remains positive as more people discover RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

We and our independent European dealers market our European recreational vehicles through multiple avenues including at numerous RV fairs at the country and regional levels which occur throughout the calendar year. These fairs have historically been well-attended events that allow retail consumers the ability to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. The most recent 2023 Caravan Salon show in late August 2023 experienced near-record attendance, demonstrating the high level of interest in the RV lifestyle despite the current macroeconomic uncertainties facing many consumers. In addition to our attendance at various strategic trade fairs, we have and will continue to strengthen and expand our digital activities to reach high potential target groups, generate leads and steer customers directly to dealerships. With approximately 1,100 active independent dealers in Germany and throughout Europe with whom we do business, we believe our European brands have one of the strongest and most professionally structured dealer and service networks in Europe.

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

Throughout fiscal 2023, we experienced delays in the receipt of, and significant reductions in the volume of, chassis from our European chassis suppliers, limiting our ability to further increase production of our motorized products. While overall chassis supply has improved, we anticipate disruptions in the sequence of delivery of chassis to continue through the majority of calendar year 2024. The sequence of chassis supply inhibits our ability to efficiently and consistently maintain our planned production levels. Uncertainties related to changing emission standards may also impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

In Europe, we also continue to experience cost increases, supply shortages and delivery delays of other, non-chassis raw material components which negatively impacted the efficiency of our production in the current fiscal year, and which resulted in the continuation of an elevated level of work in process inventory on hand compared to historical norms. We believe these shortages and delays will continue to result in production inefficiencies and a continuation of the elevated level of work in process inventory in the near term, which will have a negative impact on our European operating results as well as on our consolidated results due to the negative impact of carrying excess inventory levels and the negative impact of completing units off the production line.

Where possible, to minimize the future impact of supply chain constraints, we have identified a second-source supplier base for certain component parts, however, the engineering requirements required with an alternate component part, particularly the chassis our various units are built upon, limits the impact of these alternative suppliers on reducing any near-term supply constraints.

In addition to potential material supply constraints, labor shortages may also impact our European operations. Currently, we are experiencing a shortage of available skilled workers due to near full employment rates in the European countries where the majority of our manufacturing sites are located.

Three Months Ended January 31, 2024 Compared to the Three Months Ended January 31, 2023

NET SALES:	Three Months Ended January 31, 2024	Three Months Ended January 31, 2023	Change Amount	% Change
Recreational vehicles
North American Towable	$730,968	$829,751	$(98,783)	(11.9)
North American Motorized	570,424	738,583	(168,159)	(22.8)
Total North America	1,301,392	1,568,334	(266,942)	(17.0)
European	782,294	646,938	135,356	20.9
Total recreational vehicles	2,083,686	2,215,272	(131,586)	(5.9)
Other	166,534	164,859	1,675	1.0
Intercompany eliminations	(42,851)	(33,496)	(9,355)	(27.9)
Total	$2,207,369	$2,346,635	$(139,266)	(5.9)

# OF UNITS:
Recreational vehicles
North American Towable	21,958	19,934	2,024	10.2
North American Motorized	4,438	5,438	(1,000)	(18.4)
Total North America	26,396	25,372	1,024	4.0
European	13,080	12,588	492	3.9
Total	39,476	37,960	1,516	4.0

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$53,897	7.4	$52,863	6.4	$1,034	2.0
North American Motorized	60,721	10.6	107,212	14.5	(46,491)	(43.4)
Total North America	114,618	8.8	160,075	10.2	(45,457)	(28.4)
European	119,325	15.3	91,430	14.1	27,895	30.5
Total recreational vehicles	233,943	11.2	251,505	11.4	(17,562)	(7.0)
Other, net	36,904	22.2	31,430	19.1	5,474	17.4
Total	$270,847	12.3	$282,935	12.1	$(12,088)	(4.3)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$56,006	7.7	$53,955	6.5	$2,051	3.8
North American Motorized	30,792	5.4	42,418	5.7	(11,626)	(27.4)
Total North America	86,798	6.7	96,373	6.1	(9,575)	(9.9)
European	69,263	8.9	64,981	10.0	4,282	6.6
Total recreational vehicles	156,061	7.5	161,354	7.3	(5,293)	(3.3)
Other	19,049	11.4	16,293	9.9	2,756	16.9
Corporate	45,015	—	31,096	—	13,919	44.8
Total	$220,125	10.0	$208,743	8.9	$11,382	5.5

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended January 31, 2024	% of Segment Net Sales	Three Months Ended January 31, 2023	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$661	0.1	$(7,119)	(0.9)	$7,780	109.3
North American Motorized	26,460	4.6	61,544	8.3	(35,084)	(57.0)
Total North America	27,121	2.1	54,425	3.5	(27,304)	(50.2)
European	38,057	4.9	12,015	1.9	26,042	216.7
Total recreational vehicles	65,178	3.1	66,440	3.0	(1,262)	(1.9)
Other, net	7,343	4.4	8,289	5.0	(946)	(11.4)
Corporate	(65,627)	—	(42,011)	—	(23,616)	(56.2)
Total	$6,894	0.3	$32,718	1.4	$(25,824)	(78.9)

ORDER BACKLOG:	As of January 31, 2024	As of January 31, 2023	Change Amount	% Change
Recreational vehicles
North American Towable	$836,202	$1,152,991	$(316,789)	(27.5)
North American Motorized	1,072,687	1,848,124	(775,437)	(42.0)
Total North America	1,908,889	3,001,115	(1,092,226)	(36.4)
European	2,746,307	3,055,738	(309,431)	(10.1)
Total	$4,655,196	$6,056,853	$(1,401,657)	(23.1)

CONSOLIDATED

Consolidated net sales for the three months ended January 31, 2024 decreased $139,266, or 5.9%, compared to the three months ended January 31, 2023. The decrease in consolidated net sales is primarily due to lower dealer and consumer demand in comparison to the prior-year period, primarily in the North American RV markets. Approximately 35.4% of the Company’s consolidated net sales for the quarter ended January 31, 2024 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The decrease in consolidated net sales includes an increase of $26,558 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for the three months ended January 31, 2024 decreased $12,088, or 4.3%, compared to the three months ended January 31, 2023. Consolidated gross profit was 12.3% of consolidated net sales for the three months ended January 31, 2024 and 12.1% for the three months ended January 31, 2023. The decrease in consolidated gross profit was primarily due to the impact of the decrease in consolidated net sales while the slight increase in the consolidated gross profit percentage is due to the favorable impacts of selling price increases, stable material costs and cost-saving initiatives in the current-year quarter compared to the prior-year quarter.

Selling, general and administrative expenses for the three months ended January 31, 2024 increased $11,382, or 5.5%, compared to the three months ended January 31, 2023, primarily due to third-party fees of $7,175 related to the debt refinancing in the second quarter of fiscal 2024 as discussed in Note 12 to the Condensed Consolidated Financial Statements.

The decrease of $25,824, or 78.9%, in income before income taxes for the three months ended January 31, 2024 as compared to the three months ended January 31, 2023 was primarily driven by the decrease in consolidated net sales and the increase in consolidated selling, general and administrative expenses noted above.

The overall effective income tax rate for the three months ended January 31, 2024 was 22.7% compared with 21.1% for the three months ended January 31, 2023. The primary reason for the increase relates to the jurisdictional mix of pre-tax income between foreign and domestic operations between the comparable periods.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in consolidated selling, general and administrative expenses increased $13,919 for the three months ended January 31, 2024 compared to the three months ended January 31, 2023. This increase includes an increase of $7,990 in legal and professional fees, including the debt financing-related third-party fees of $7,175 discussed above. This increase also includes an increase in deferred compensation expense of $5,231 due to market value fluctuations between the two periods, an increase in innovation-led research and development costs of $2,578 and an increase in stock-based and other compensation of $1,015. These increases were partially offset by $4,200 of income from adjustments made during the quarter related to certain legal and recall matters as discussed in Note 14 to the Condensed Consolidated Financial Statements.

Net expense in Corporate interest and other income and expense increased $9,697 for the three months ended January 31, 2024 compared to the three months ended January 31, 2023. This net expense increase included an increase in net interest expense of $1,336 on our debt, primarily due to extinguishment charges of $7,566 related to the refinancing of our debt facilities as discussed in Note 12 to the Condensed Consolidated Financial Statements more than offsetting increased interest income received from higher average cash balances held and higher interest income rates and lower debt interest expense primarily due to lower average debt balances outstanding. In addition, the current-year period included a non-cash foreign currency loss of $2,627 on certain Euro-denominated loans as compared to a $6,923 gain in the prior-year period. The current-year period also included operating losses of $3,502 related to our Roadpass Digital joint venture as discussed in Note 8 to the Condensed Consolidated Financial Statements. These increases were partially offset by a favorable change of $5,156 in the fair value of the Company's deferred compensation plan assets due to market fluctuations between the two periods.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2024 compared to the three months ended January 31, 2023:

	Three Months Ended January 31, 2024	% of Segment Net Sales	Three Months Ended January 31, 2023	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$471,483	64.5	$527,829	63.6	$(56,346)	(10.7)
Fifth Wheels	259,485	35.5	301,922	36.4	(42,437)	(14.1)
Total North American Towable	$730,968	100.0	$829,751	100.0	$(98,783)	(11.9)

	Three Months Ended January 31, 2024	% of Segment Shipments	Three Months Ended January 31, 2023	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	17,652	80.4	15,494	77.7	2,158	13.9
Fifth Wheels	4,306	19.6	4,440	22.3	(134)	(3.0)
Total North American Towable	21,958	100.0	19,934	100.0	2,024	10.2

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towable
Travel Trailers						(24.6)
Fifth Wheels						(11.1)
Total North American Towable						(22.1)

The decrease in total North American Towable net sales of 11.9% compared to the prior-year quarter resulted from a 10.2% increase in unit shipments and a 22.1% decrease in the overall net price per unit due to the combined impact of changes in product mix and price. The increase in unit shipments is primarily due to the heightened demand for the lower cost travel trailers units, which increased 13.9% over the prior-year quarter. According to statistics published by RVIA, for the three months ended January 31, 2024, combined North American travel trailer and fifth wheel wholesale unit shipments increased 12.9% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended December 31, 2023 and 2022, our North American market share for travel trailers and fifth wheels combined was 39.7% and 41.2%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The decreases in the overall net price per unit within both the travel trailer product line of 24.6% and the fifth wheel product line of 11.1% were primarily due to the combined impact of sales price reductions due to lower input costs, higher sales discounting levels and product mix changes trending toward more moderately-priced units as compared to the prior-year quarter.

North American Towable cost of products sold decreased $99,817 to $677,071, or 92.6% of North American Towable net sales, for the three months ended January 31, 2024 compared to $776,888, or 93.6% of North American Towable net sales, for the three months ended January 31, 2023. Changes in material, labor, freight-out and warranty costs comprised $91,773 of the $99,817 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales decreased to 82.2% for the three months ended January 31, 2024 compared to 83.5% for the three months ended January 31, 2023, primarily due to a decrease in the material costs percentage from the combined favorable impacts of cost-saving initiatives and product mix changes. This decrease was partially offset by an increase in the labor percentage primarily due to product mix changes.

Total manufacturing overhead decreased $8,044 in correlation with the decrease in sales but increased as a percentage of North American Towable net sales from 10.1% to 10.4% as the decreased net sales levels resulted in higher overhead costs per unit sold.

The increase in North American Towable gross profit of $1,034 for the three months ended January 31, 2024 compared to the three months ended January 31, 2023 was due to the decrease in net sales being more than offset by the favorable impact of the decrease in the cost of products sold percentage noted above.

The increase in North American Towable selling, general and administrative expenses of $2,051 for the three months ended January 31, 2024 compared to the three months ended January 31, 2023 is primarily due to increases in costs related to our repurchase obligations of $2,085 and legal and professional fees of $1,845, partially offset by the decrease in North American Towable net sales and income before income taxes causing related commissions, incentive and other compensation to decrease by $1,538. The increase in the overall selling, general and administrative expense as a percentage of North American Towable net sales is primarily due to the decrease in net sales.

The increase in North American Towable income before income taxes of $7,780 for the three months ended January 31, 2024 compared to the loss before income taxes for the three months ended January 31, 2023 was primarily attributable to lower amortization costs and larger gains on the sales of fixed assets in the current-year quarter.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2024 compared to the three months ended January 31, 2023:

	Three Months Ended January 31, 2024	% of Segment Net Sales	Three Months Ended January 31, 2023	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$178,308	31.3	$244,128	33.1	$(65,820)	(27.0)
Class C	275,632	48.3	334,911	45.3	(59,279)	(17.7)
Class B	116,484	20.4	159,544	21.6	(43,060)	(27.0)
Total North American Motorized	$570,424	100.0	$738,583	100.0	$(168,159)	(22.8)

	Three Months Ended January 31, 2024	% of Segment Shipments	Three Months Ended January 31, 2023	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	875	19.7	1,194	22.0	(319)	(26.7)
Class C	2,539	57.2	2,935	54.0	(396)	(13.5)
Class B	1,024	23.1	1,309	24.0	(285)	(21.8)
Total North American Motorized	4,438	100.0	5,438	100.0	(1,000)	(18.4)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						(0.3)
Class C						(4.2)
Class B						(5.2)
Total North American Motorized						(4.4)

The decrease in total North American Motorized net sales of 22.8% compared to the prior-year quarter resulted from a 18.4% decrease in unit shipments and a 4.4% decrease in the overall net price per unit due to the combined impact of changes in product mix and price, which included elevated sales discounts compared to the prior-year quarter. The decrease in unit shipments is primarily due to a softening in current dealer and consumer demand in comparison with the demand in the prior-year quarter, which included independent dealer restocking of certain motorized products. According to statistics published by RVIA, for the three months ended January 31, 2024, combined North American motorhome wholesale unit shipments decreased 15.8% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended December 31, 2023 and 2022, our North American market share for motorhomes was 47.3% for both periods. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The decreases in the overall net price per unit within the Class A product line of 0.3%, the Class C product line of 4.2% and the Class B product line of 5.2% were all primarily due to higher discounting levels since the prior-year quarter, and consumers trending toward more moderately-priced units compared to the prior-year quarter.

North American Motorized cost of products sold decreased $121,668 to $509,703, or 89.4% of North American Motorized net sales, for the three months ended January 31, 2024 compared to $631,371, or 85.5% of North American Motorized net sales, for the three months ended January 31, 2023. The changes in material, labor, freight-out and warranty costs comprised $114,854 of the $121,668 decrease primarily due to the decreased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American Motorized net sales increased to 82.3% for the three months ended January 31, 2024 compared to 79.1% for the three months ended January 31, 2023, with the increase due to an increase in the material cost percentage, primarily due to higher sales discounting, which effectively decreases net selling prices and correspondingly increases the material cost percentage, as well as increased chassis costs.

Total manufacturing overhead decreased $6,814 in correlation with the net sales decrease but increased as a percentage of North American Motorized net sales from 6.4% to 7.1% as the decrease in net sales levels resulted in higher overhead costs per unit sold.

The decrease in North American Motorized gross profit of $46,491 for the three months ended January 31, 2024 compared to the three months ended January 31, 2023 was driven by the decrease in net sales, and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease in North American Motorized selling, general and administrative expenses of $11,626 for the three months ended January 31, 2024 compared to the three months ended January 31, 2023 was primarily due to the decrease in North American Motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $10,228. The decrease in commissions, incentive and other compensation also drove the slight decrease in the overall selling, general and administrative expense as a percentage of North American Motorized net sales.

The decrease in North American Motorized income before income taxes of $35,084 for the three months ended January 31, 2024 compared to the three months ended January 31, 2023 was primarily due to the decrease in North American Motorized net sales, and the primary reason for the decrease in percentage was the increase in the cost of products sold percentage noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2024 compared to the three months ended January 31, 2023:

	Three Months Ended January 31, 2024	% of Segment Net Sales	Three Months Ended January 31, 2023	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$424,813	54.3	$267,782	41.4	$157,031	58.6
Campervan	244,724	31.3	227,136	35.1	17,588	7.7
Caravan	51,087	6.5	94,494	14.6	(43,407)	(45.9)
Other	61,670	7.9	57,526	8.9	4,144	7.2
Total European	$782,294	100.0	$646,938	100.0	$135,356	20.9

	Three Months Ended January 31, 2024	% of Segment Shipments	Three Months Ended January 31, 2023	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	5,563	42.5	3,632	28.9	1,931	53.2
Campervan	5,382	41.1	4,826	38.3	556	11.5
Caravan	2,135	16.4	4,130	32.8	(1,995)	(48.3)
Total European	13,080	100.0	12,588	100.0	492	3.9

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change
European
Motorcaravan	4.1	1.3	5.4
Campervan	4.1	(7.9)	(3.8)
Caravan	4.1	(1.7)	2.4
Total European	4.1	12.9	17.0

The increase in total European Recreational Vehicle net sales of 20.9% compared to the prior-year quarter resulted from a 3.9% increase in unit shipments and a 17.0% increase in the overall net price per unit due to the total combined impact of changes in foreign currency, product mix and price. The increase in European Recreational Vehicle net sales of $135,356 includes an increase of $26,558, or 4.1%, due to the increase in foreign exchange rates since the prior-year quarter.

The overall net price per unit increase of 17.0% includes a 4.1% increase due to the impact of foreign currency exchange rate changes and a 12.9% increase due to the combined impact of product mix and selling prices, primarily due to the much higher concentration of Motorcaravan sales in the current-year quarter due to improved chassis supply and fewer other component constraints in the current-year quarter.

The constant-currency increase in the overall net price per unit within the Motorcaravan product line of 1.3% was primarily due to the impact of selling price increases and product mix changes. The constant-currency decreases in the overall net price per unit within the Campervan product line of 7.9% and the Caravan product line of 1.7% are primarily due to product mix changes and increased sales discounting. In addition, the current-year quarter included a higher concentration of Campervan units with a customer-supplied chassis that is not included in the unit sales price as opposed to a purchased chassis that is included in the unit sales price.

European Recreational Vehicle cost of products sold increased $107,461 to $662,969, or 84.7% of European Recreational Vehicle net sales, for the three months ended January 31, 2024 compared to $555,508, or 85.9% of European Recreational Vehicle net sales, for the three months ended January 31, 2023. Changes in material, labor, freight-out and warranty costs comprised $92,861 of the $107,461 increase. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales decreased to 73.6% for the three months ended January 31, 2024 compared to 74.8% for the three months ended January 31, 2023, with the decrease primarily due to a decrease in the material cost percentage due to net selling price increases and product mix changes. The labor cost percentage also improved. Total manufacturing overhead increased $14,600 with the increase in net sales but remained constant as a percentage of European Recreational Vehicle net sales at 11.1%.

European Recreational Vehicle gross profit increased $27,895 for the three months ended January 31, 2024 compared to the three months ended January 31, 2023 primarily due to the increase in European Recreational Vehicle net sales, and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

European Recreational Vehicle selling, general and administrative expenses increased $4,282 for the three months ended January 31, 2024 compared to the three months ended January 31, 2023 primarily due to the increase in sales-related travel, advertising and promotional costs of $2,019 in correlation with the increase in European Recreational Vehicle net sales. The decrease in the overall selling, general and administrative expense as a percentage of European Recreational Vehicle net sales is primarily due to the increase in European Recreational Vehicle net sales noted above.

The increase in European Recreational Vehicle income before income taxes of $26,042 for the three months ended January 31, 2024 compared to the three months ended January 31, 2023 was primarily due to the increase in European Recreational Vehicle net sales. The primary reasons for the increase in percentage were the decreases in both the cost of products sold and selling, general and administrative expense percentages noted above. Amortization expense was also 0.4% lower as a percentage of sales primarily due to the increase in European Recreational Vehicle net sales.

Six Months Ended January 31, 2024 Compared to the Six Months Ended January 31, 2023

NET SALES:	Six Months Ended January 31, 2024	Six Months Ended January 31, 2023	Change Amount	% Change
Recreational vehicles
North American Towable	$1,676,422	$2,147,557	$(471,135)	(21.9)
North American Motorized	1,281,583	1,862,102	(580,519)	(31.2)
Total North America	2,958,005	4,009,659	(1,051,654)	(26.2)
European	1,490,495	1,151,240	339,255	29.5
Total recreational vehicles	4,448,500	5,160,899	(712,399)	(13.8)
Other	365,455	397,507	(32,052)	(8.1)
Intercompany eliminations	(105,827)	(103,687)	(2,140)	(2.1)
Total	$4,708,128	$5,454,719	$(746,591)	(13.7)

# OF UNITS:
Recreational vehicles
North American Towable	50,065	52,225	(2,160)	(4.1)
North American Motorized	10,020	13,588	(3,568)	(26.3)
Total North America	60,085	65,813	(5,728)	(8.7)
European	24,972	22,538	2,434	10.8
Total	85,057	88,351	(3,294)	(3.7)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$171,908	10.3	$248,729	11.6	$(76,821)	(30.9)
North American Motorized	140,113	10.9	292,947	15.7	(152,834)	(52.2)
Total North America	312,021	10.5	541,676	13.5	(229,655)	(42.4)
European	242,153	16.2	160,295	13.9	81,858	51.1
Total recreational vehicles	554,174	12.5	701,971	13.6	(147,797)	(21.1)
Other, net	74,605	20.4	67,440	17.0	7,165	10.6
Total	$628,779	13.4	$769,411	14.1	$(140,632)	(18.3)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$119,822	7.1	$132,001	6.1	$(12,179)	(9.2)
North American Motorized	69,267	5.4	100,595	5.4	(31,328)	(31.1)
Total North America	189,089	6.4	232,596	5.8	(43,507)	(18.7)
European	148,952	10.0	127,877	11.1	21,075	16.5
Total recreational vehicles	338,041	7.6	360,473	7.0	(22,432)	(6.2)
Other	36,818	10.1	35,375	8.9	1,443	4.1
Corporate	63,162	—	54,519	—	8,643	15.9
Total	$438,021	9.3	$450,367	8.3	$(12,346)	(2.7)

INCOME (LOSS) BEFORE INCOME TAXES:	Six Months Ended January 31, 2024	% of Segment Net Sales	Six Months Ended January 31, 2023	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$49,910	3.0	$103,888	4.8	$(53,978)	(52.0)
North American Motorized	63,512	5.0	185,977	10.0	(122,465)	(65.8)
Total North America	113,422	3.8	289,865	7.2	(176,443)	(60.9)
European	66,824	4.5	5,547	0.5	61,277	1,104.7
Total recreational vehicles	180,246	4.1	295,412	5.7	(115,166)	(39.0)
Other, net	16,819	4.6	13,034	3.3	3,785	29.0
Corporate	(117,589)	—	(96,457)	—	(21,132)	(21.9)
Total	$79,476	1.7	$211,989	3.9	$(132,513)	(62.5)

CONSOLIDATED

Consolidated net sales for the six months ended January 31, 2024 decreased $746,591, or 13.7%, compared to the six months ended January 31, 2023. The decrease in consolidated net sales is primarily due to lower current dealer and consumer demand in comparison to demand in the prior-year period, primarily in the North American Towable and Motorized segments. Approximately 31.7% of the Company’s net sales for the six months ended January 31, 2024 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The decrease in consolidated net sales includes an increase of $77,163 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative periods.

Consolidated gross profit for the six months ended January 31, 2024 decreased $140,632 compared to the six months ended January 31, 2023. Consolidated gross profit was 13.4% of consolidated net sales for the six months ended January 31, 2024 and 14.1% for the six months ended January 31, 2023. The decreases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the decrease in consolidated net sales in the current-year period compared to the prior-year period.

Selling, general and administrative expenses for the six months ended January 31, 2024 decreased $12,346, or 2.7%, compared to the six months ended January 31, 2023, primarily due to the 13.7% decrease in consolidated net sales and a decrease in net costs related to the ongoing investigation of the Company’s advertising practices in Germany and a product recall as discussed in Note 14 to the Condensed Consolidated Financial Statements, partially offset by an increase in third-party fees related to the debt refinancing in the second quarter of fiscal 2024.

The decrease of $132,513, or 62.5%, in income before income taxes for the six months ended January 31, 2024 compared to the six months ended January 31, 2023 was primarily driven by the decrease in consolidated net sales noted above.

The overall effective income tax rate for the six months ended January 31, 2024 was 24.0% compared with 23.0% for the six months ended January 31, 2023. The primary reason for the increase relates to the jurisdictional mix of pre-tax income between foreign and domestic operations between the comparable periods.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

The $8,643 increase in Corporate costs included in selling, general and administrative expenses for the six months ended January 31, 2024 compared to the six months ended January 31, 2023 includes an increase of $9,355 in legal and professional fees, primarily related to third-party fees of $7,175 incurred with the debt refinancing discussed in Note 12 to the Condensed Consolidated Financial Statements. The $8,643 increase also includes an increase in deferred compensation expense of $3,684 due to market value fluctuations between the two periods, an increase in innovation-led research and development costs of $4,167 and an increase in stock-based and other compensation of $5,531. These increases were partially offset by income of $14,200 related to the legal and recall matters discussed in Note 14 to the Condensed Consolidated Financial Statements.

The $12,489 increase in net expense in Corporate interest and other income and expense for the six months ended January 31, 2024 compared to the six months ended January 31, 2023 includes a decrease of $8,405 in non-cash foreign currency gains on certain Euro-denominated loans in the current-year period as compared to the prior-year period, and the current-year period included operating losses of $9,437 related to our Roadpass Digital joint venture as discussed in Note 8 to the Condensed Consolidated Financial Statements. These increases in net expense were partially offset by the favorable change of $3,226 in the fair value of the Company's deferred compensation plan assets due to market fluctuations between the two periods, and a decrease in net interest expense of $2,496, in spite of the one-time debt refinancing fees incurred in the second quarter of fiscal 2024, primarily due to increased interest income received from higher average cash balances held and higher interest income rates and lower debt interest expense primarily due to lower average debt balances outstanding.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2024 compared to the six months ended January 31, 2023:

	Six Months Ended January 31, 2024	% of Segment Net Sales	Six Months Ended January 31, 2023	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$1,091,021	65.1	$1,350,698	62.9	$(259,677)	(19.2)
Fifth Wheels	585,401	34.9	796,859	37.1	(211,458)	(26.5)
Total North American Towable	$1,676,422	100.0	$2,147,557	100.0	$(471,135)	(21.9)

	Six Months Ended January 31, 2024	% of Segment Shipments	Six Months Ended January 31, 2023	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	40,282	80.5	40,849	78.2	(567)	(1.4)
Fifth Wheels	9,783	19.5	11,376	21.8	(1,593)	(14.0)
Total North American Towable	50,065	100.0	52,225	100.0	(2,160)	(4.1)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towable
Travel Trailers						(17.8)
Fifth Wheels						(12.5)
Total North American Towable						(17.8)

The decrease in total North American Towable net sales of 21.9% compared to the prior-year period resulted from a 4.1% decrease in unit shipments and a 17.8% decrease in the overall net price per unit due to the combined impact of changes in product mix and price. The decrease in unit shipments is primarily due to a softening in dealer and consumer demand in comparison with demand in the prior-year period. According to statistics published by RVIA, for the six months ended January 31, 2024, combined North American travel trailer and fifth wheel wholesale unit shipments decreased 0.3% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the six-month periods ended December 31, 2023 and 2022, our North American market share for travel trailers and fifth wheels combined was 40.6% and 42.1%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The decreases in the overall net price per unit within the travel trailer product line of 17.8% and the fifth wheel product line of 12.5% were primarily due to the combined impact of sales price reductions due to lower input costs, higher sales discounting levels and product mix changes trending toward more moderately-priced units as compared to the prior-year period.

North American Towable cost of products sold decreased $394,314 to $1,504,514, or 89.7% of North American Towable net sales, for the six months ended January 31, 2024 compared to $1,898,828, or 88.4% of North American Towable net sales, for the six months ended January 31, 2023. Changes in material, labor, freight-out and warranty costs comprised $376,989 of the $394,314 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales increased slightly to 80.9% for the six months ended January 31, 2024 compared to 80.7% for the six months ended January 31, 2023, as modest increases in the labor and warranty percentages were mostly offset by a decrease in the material cost percentage. Total manufacturing overhead decreased $17,325 in correlation with the decrease in sales but increased as a percentage of North American Towable net sales from 7.7% to 8.8%, as the decreased net sales levels resulted in higher overhead costs per unit sold.

The decrease of $76,821 in North American Towable gross profit for the six months ended January 31, 2024 compared to the six months ended January 31, 2023 was driven by the decrease in net sales and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease of $12,179 in North American Towable selling, general and administrative expenses for the six months ended January 31, 2024 compared to the six months ended January 31, 2023 includes the impact of the decrease in North American Towable net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $17,038. These decreases were partially offset by an increase of $8,006 in professional fees and related settlement and RV repurchase costs. The increase in the overall selling, general and administrative expense as a percentage of North American Towable net sales is primarily due to the decrease in net sales.

The decrease of $53,978 in North American Towable income before income taxes for the six months ended January 31, 2024 compared to the six months ended January 31, 2023 was primarily due to the decrease in North American Towable net sales, and the primary reasons for the decrease in percentage were the increases in the cost of products sold and selling, general and administrative expense percentages noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2024 compared to the six months ended January 31, 2023:

	Six Months Ended January 31, 2024	% of Segment Net Sales	Six Months Ended January 31, 2023	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$386,219	30.1	$648,706	34.8	$(262,487)	(40.5)
Class C	609,408	47.6	825,698	44.3	(216,290)	(26.2)
Class B	285,956	22.3	387,698	20.9	(101,742)	(26.2)
Total North American Motorized	$1,281,583	100.0	$1,862,102	100.0	$(580,519)	(31.2)

	Six Months Ended January 31, 2024	% of Segment Shipments	Six Months Ended January 31, 2023	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	1,955	19.5	3,120	23.0	(1,165)	(37.3)
Class C	5,584	55.7	7,281	53.6	(1,697)	(23.3)
Class B	2,481	24.8	3,187	23.4	(706)	(22.2)
Total North American Motorized	10,020	100.0	13,588	100.0	(3,568)	(26.3)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						(3.2)
Class C						(2.9)
Class B						(4.0)
Total North American Motorized						(4.9)

The decrease in total North American Motorized net sales of 31.2% compared to the prior-year period resulted from a 26.3% decrease in unit shipments and a 4.9% decrease in the overall net price per unit due to the combined impact of changes in product mix and price, which included elevated sales discounts compared to the prior-year period. The decrease in unit shipments is primarily due to a softening in current dealer and consumer demand in comparison with the demand in the prior-year period, which included independent dealer restocking of certain motorized products. According to statistics published by RVIA, for the six months ended January 31, 2024, combined North American motorhome wholesale unit shipments decreased 25.7% compared to the same period last year. According to statistics published by Stat Surveys, for the six-month periods ended December 31, 2023 and 2022, our North American market share for motorhomes was 48.3% and 47.2%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The decreases in the overall net price per unit within the Class A product line of 3.2%, the Class C product line of 2.9% and the Class B product line of 4.0% were all primarily due to higher discounting levels since the prior-year period and consumers trending toward more moderately-priced units compared to the prior-year period.

North American Motorized cost of products sold decreased $427,685 to $1,141,470, or 89.1% of North American Motorized net sales, for the six months ended January 31, 2024 compared to $1,569,155, or 84.3% of North American Motorized net sales, for the six months ended January 31, 2023. Changes in material, labor, freight-out and warranty costs comprised $406,092 of the $427,685 decrease. Material, labor, freight-out and warranty costs as a combined percentage of North American Motorized net sales increased to 82.8% for the six months ended January 31, 2024 compared to 78.8% for the six months ended January 31, 2023, with the increase due to an increase in the material cost percentage, primarily due to higher sales discounting, which effectively decreases net selling prices and correspondingly increases the material cost percentage, as well as increased chassis costs. Total manufacturing overhead decreased $21,593 with the decrease in net sales but increased as a percentage of North American Motorized net sales from 5.5% to 6.3% as the decrease in net sales levels resulted in higher overhead costs per unit sold.

The decrease of $152,834 in North American Motorized gross profit for the six months ended January 31, 2024 compared to the six months ended January 31, 2023 was driven by the decrease in net sales, while the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease of $31,328 in North American Motorized selling, general and administrative expenses for the six months ended January 31, 2024 compared to the six months ended January 31, 2023 is primarily due to the decreases in North American Motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $30,763.

The decrease of $122,465 in North American Motorized income before income taxes for the six months ended January 31, 2024 compared to the six months ended January 31, 2023 was primarily due to the decrease in North American Motorized net sales, and the primary reason for the decrease in percentage was the increase in the cost of products sold percentage noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2024 compared to the six months ended January 31, 2023:

	Six Months Ended January 31, 2024	% of Segment Net Sales	Six Months Ended January 31, 2023	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$771,324	51.7	$507,567	44.1	$263,757	52.0
Campervan	466,333	31.3	366,302	31.8	100,031	27.3
Caravan	115,714	7.8	156,109	13.6	(40,395)	(25.9)
Other	137,124	9.2	121,262	10.5	15,862	13.1
Total European	$1,490,495	100.0	$1,151,240	100.0	$339,255	29.5

	Six Months Ended January 31, 2024	% of Segment Shipments	Six Months Ended January 31, 2023	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	10,113	40.5	7,184	31.9	2,929	40.8
Campervan	10,122	40.5	8,159	36.2	1,963	24.1
Caravan	4,737	19.0	7,195	31.9	(2,458)	(34.2)
Total European	24,972	100.0	22,538	100.0	2,434	10.8

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change
European
Motorcaravan	6.7	4.5	11.2
Campervan	6.7	(3.5)	3.2
Caravan	6.7	1.6	8.3
Total European	6.7	12.0	18.7

The increase in total European Recreational Vehicle net sales of 29.5% compared to the prior-year period resulted from increases of 10.8% in unit shipments and 18.7% in the overall net price per unit due to the total combined impact of changes in foreign currency, product mix and price. The increase in European Recreational Vehicle net sales of $339,255 includes an increase of $77,163, or 6.7% of the 29.5% increase, due to the increase in foreign exchange rates since the prior-year period. Sales on a constant-currency basis increased by 22.8%.

The overall net price per unit increase of 18.7% includes increases of 6.7% due to the impact of foreign currency exchange rate changes and 12.0% due to the combined impact of product mix and selling price increases, primarily due to the much higher concentration of Motorcaravan sales in the current-year period due primarily to improved supply of chassis and other components in the current-year period compared to the prior-year period.

The constant-currency increases in the overall net price per unit within the Motorcaravan product line of 4.5% and the Caravan product line of 1.6% were primarily due to the impact of selling price increases and product mix changes. The constant-currency decrease in the overall net price per unit within the Campervan product line of 3.5% was primarily due to the impact of product mix changes.

European Recreational Vehicle cost of products sold increased $257,397 to $1,248,342, or 83.8% of European Recreational Vehicle net sales, for the six months ended January 31, 2024 compared to $990,945, or 86.1% of European Recreational Vehicle net sales, for the six months ended January 31, 2023. Changes in material, labor, freight-out and warranty costs comprised $222,851 of the $257,397 increase. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales decreased to 72.6% for the six months ended January 31, 2024 compared to 74.6% for the six months ended January 31, 2023, with the decrease primarily due to a decrease in the material cost percentage due to net selling price increases and product mix changes. The labor cost percentage also improved. Total manufacturing overhead increased with the increase in European Recreational Vehicle net sales but decreased as a percentage of European Recreational Vehicle net sales from 11.5% to 11.2% primarily due to the increase in net sales resulting in decreased overhead costs per unit sold.

The increase of $81,858 in European Recreational Vehicle gross profit for the six months ended January 31, 2024 compared to the six months ended January 31, 2023 was primarily due to the increase in European Recreational Vehicle net sales and the decrease in the cost of products sold percentage noted above.

The increase of $21,075 in European Recreational Vehicle selling, general and administrative expenses for the six months ended January 31, 2024 compared to the six months ended January 31, 2023 was primarily due to the increase in European Recreational Vehicle net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $7,381. Sales-related travel, advertising and promotional costs also increased $8,927, primarily due to increased display space at the annual Dusseldorf show and attending more regional shows in comparison to the prior-year period.

The increase of $61,277 in European Recreational Vehicle income before income taxes for the six months ended January 31, 2024 compared to the six months ended January 31, 2023 was primarily due to the increase in European Recreational Vehicle net sales. The primary reasons for the increase in percentage were the decreases in both the cost of products sold and selling, general and administrative expense percentages noted above. Amortization expense was also 0.6% lower as a percentage of sales in the current year compared to the prior-year period.

Liquidity and Capital Resources

As of January 31, 2024, we had $340,192 in cash and cash equivalents, of which $257,635 was held in the U.S. and the equivalent of $82,557, predominantly in Euros, was held in Europe, compared to $441,232 on July 31, 2023, of which $338,703 was held in the U.S. and the equivalent of $102,529, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of the $101,040 decrease in cash and cash equivalents are described in more detail below, but the decrease was primarily attributable to cash used in operations of $44,200 and cash used in investing activities of $80,943, partially offset by cash provided by financing activities of $26,754.

Net working capital at January 31, 2024 was $1,212,801 compared to $1,077,098 at July 31, 2023. Capital expenditures of $78,901 for the six months ended January 31, 2024 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. In addition, the unused availability under our revolving asset-based credit facility is generally available to the Company for general operating purposes and approximated $938,000 at January 31, 2024. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

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

Our current estimate of committed and internally approved capital spend for the remainder of fiscal 2024 is $100,000, primarily for certain building projects and certain automation projects, as well as replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business. We anticipate that these expenditures will be funded by cash provided by our operating activities.

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

Operating Activities

Net cash used in operating activities for the six months ended January 31, 2024 was $44,200 as compared to net cash provided by operating activities of $185,321 for the six months ended January 31, 2023.

For the six months ended January 31, 2024, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $207,653 of operating cash. The change in net working capital resulted in a net use of $251,853 of operating cash during that period, primarily due to an increase in chassis inventory as European chassis suppliers continue to get caught up delivering their order backlog, and RV finished goods had a seasonal increase heading into the spring selling season. In addition, required income tax payments during the period exceeded the income tax provision for the period, and certain accrued liabilities decreased with the reduction in sales and production when compared to the prior-year end period.

For the six months ended January 31, 2023, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $314,016 of operating cash. The change in working capital resulted in the use of $128,695 of operating cash during that period, primarily due to an increase in chassis inventory to support the motorized sales and production and as North American chassis suppliers got caught up delivering their order backlog, as the cash impact of the reductions in accounts receivable, accounts payable and accrued liabilities due to the net sales and production decreases mostly offset each other.

Investing Activities

Net cash used in investing activities for the six months ended January 31, 2024 was $80,943, primarily due to capital expenditures of $78,901.

Net cash used in investing activities for the six months ended January 31, 2023 was $113,748, primarily due to capital expenditures of $100,985.

Financing Activities

Net cash provided by financing activities for the six months ended January 31, 2024 was $26,754, which included borrowings of $113,502 on the asset-based credit facility for temporary working capital needs and payments of $51,925 on the asset-based credit facility. In addition, borrowings of $186,723 and payments of $127,626 were made on the term-loan credit facilities in connection with the debt refinancing as discussed in Note 12 to the Condensed Consolidated Financial Statements. Treasury share repurchases of $30,037 were made and regular quarterly dividend payments of $0.48 per share for each of the first two quarters of fiscal 2024 were also made totaling $51,135.

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

Accounting Standards

See Note 1 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q.

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

The Company also holds $479,786 of debt denominated in Euros at January 31, 2024. A hypothetical 10% change in the Euro/U.S. Dollar exchange rate would change our January 31, 2024 debt balance by approximately $47,978.

INTEREST RATE RISK – Based on our assumption of the Company’s floating-rate debt levels over the next 12 months, a one-percentage-point increase in interest rates (approximately 13.2% of our weighted-average interest rate at January 31, 2024) would result in an estimated $8,776 reduction in income before income taxes over a one-year period.

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

During the quarter ended January 31, 2024, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 16, 2024, our Chief Financial Officer, Colleen Zuhl, adopted a Rule 10b5-1 trading arrangement (providing for the sale of up to 9,728 shares of Company common stock) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mrs. Zuhl’s Rule 10b5-1 trading arrangement provides for a mandatory cooling-off period as required by Rule 10b5-1 and is scheduled to expire on January 16, 2025 or such earlier date as of which all of the shares covered by the arrangement have been sold. As of January 31, 2024, Mrs. Zuhl held 118,028 shares of Company common stock not subject to trading under her Rule 10b5-1 trading arrangement.

Except as described above, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended January 31, 2024.

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
10.1
Amendment No. 3 to the Term Loan Credit Agreement dated as of November 15, 2023, by and among the Company, certain subsidiaries of the Company and JPMorgan Chase Bank, N.A., as Administrative Agent and Term B-1 Lender

10.2
Amendment No. 3 to the ABL Credit Agreement, dated as of November 15, 2023, by and among the Company, certain domestic subsidiaries of the Company, certain subsidiaries of EHG organized under the laws of Germany and a subsidiary of EHG organized under the laws of the United Kingdom, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

10.3	Form of Employment Agreement between the Company and Michele McDermott dated January 29, 2024 +
31.1	Chief Executive Officer’s Rule 13a-14(a) Certification
31.2	Chief Financial Officer’s Rule 13a-14(a) Certification
32.1	Chief Executive Officer’s Section 1350 Certification
32.2	Chief Financial Officer’s Section 1350 Certification
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

Attached as Exhibits 101 to this report are the following financial statements from the Company's Quarterly report on Form 10-Q for the quarter ended January 31, 2024 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and (v) related notes to these financial statements.

+	Designates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	March 6, 2024	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	March 6, 2024	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer