Form 10-Q
period 2024-04-30
THOR INDUSTRIES INC
filed 2024-06-05
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2024.
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
Yes    ☐    No    ☑
As of May 31, 2024, 53,197,791 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30, 2024	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$371,819	$441,232
Accounts receivable, trade, net	642,571	543,865
Accounts receivable, other, net	187,439	99,354
Inventories, net	1,578,147	1,653,070
Prepaid income taxes, expenses and other	90,273	56,059
Total current assets	2,870,249	2,793,580
Property, plant and equipment, net	1,379,541	1,387,808
Other assets:
Goodwill	1,777,335	1,800,422
Amortizable intangible assets, net	889,373	996,979
Deferred income tax assets, net	12,096	5,770
Equity investments	132,270	126,909
Other	157,333	149,362
Total other assets	2,968,407	3,079,442
TOTAL ASSETS	$7,218,197	$7,260,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$802,000	$736,275
Current portion of long-term debt	35,491	11,368
Short-term financial obligations	67,957	49,433
Accrued liabilities:
Compensation and related items	191,122	189,324
Product warranties	320,457	345,197
Income and other taxes	86,515	100,631
Promotions and rebates	152,960	163,410
Product, property and related liabilities	23,789	54,720
Other	58,804	66,124
Total current liabilities	1,739,095	1,716,482
Long-term debt, net	1,209,054	1,291,311
Deferred income tax liabilities, net	64,544	75,668
Unrecognized tax benefits	12,135	14,835
Other liabilities	185,022	179,136
Total long-term liabilities	1,470,755	1,560,950
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 66,859,738 and 66,344,340 shares, respectively	6,686	6,634
Additional paid-in capital	568,905	539,032
Retained earnings	4,190,126	4,091,563
Accumulated other comprehensive loss, net of tax	(110,541)	(68,547)
Less: Treasury shares of 13,661,947 and 13,030,030, respectively, at cost	(651,946)	(592,667)
Stockholders’ equity attributable to THOR Industries, Inc.	4,003,230	3,976,015
Non-controlling interests	5,117	7,383
Total stockholders’ equity	4,008,347	3,983,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,218,197	$7,260,830

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Net sales	$2,801,113	$2,928,820	$7,509,241	$8,383,539
Cost of products sold	2,379,261	2,496,183	6,458,610	7,181,491
Gross profit	421,852	432,637	1,050,631	1,202,048
Selling, general and administrative expenses	226,515	210,044	664,536	660,411
Amortization of intangible assets	32,316	35,113	97,124	105,531
Interest expense, net	21,830	26,362	70,256	74,802
Other income (expense), net	1,159	(5,667)	3,111	6,136
Income before income taxes	142,350	155,451	221,826	367,440
Income tax provision	28,773	35,722	47,890	84,482
Net income	113,577	119,729	173,936	282,958
Less: Net loss attributable to non-controlling interests	(934)	(990)	(1,357)	(1,026)
Net income attributable to THOR Industries, Inc.	$114,511	$120,719	$175,293	$283,984

Weighted-average common shares outstanding:
Basic	53,310,318	53,425,379	53,309,546	53,534,746
Diluted	53,722,154	53,820,400	53,742,146	53,854,542

Earnings per common share:
Basic	$2.15	$2.26	$3.29	$5.30
Diluted	$2.13	$2.24	$3.26	$5.27

Comprehensive income:
Net income	$113,577	$119,729	$173,936	$282,958
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(17,773)	21,592	(42,792)	106,640
Unrealized gain (loss) on derivatives, net of tax	—	(452)	—	(309)
Other loss, net of tax	—	—	(111)	(39)
Total other comprehensive income (loss), net of tax	(17,773)	21,140	(42,903)	106,292
Total Comprehensive income	95,804	140,869	131,033	389,250
Less: Comprehensive loss attributable to non-controlling interests	(1,060)	(968)	(2,266)	(1,413)
Comprehensive income attributable to THOR Industries, Inc.	$96,864	$141,837	$133,299	$390,663

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended April 30,
	2024	2023
Cash flows from operating activities:
Net income	$173,936	$282,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	106,424	97,295
Amortization of intangible assets	97,124	105,531
Amortization of debt issuance costs and extinguishment charges	14,900	8,569
Deferred income tax benefit	(18,722)	(9,052)
Gain on disposition of property, plant and equipment	(9,927)	(374)
Stock-based compensation expense	29,049	26,607
Changes in assets and liabilities:
Accounts receivable, net	(191,483)	143,591
Inventories, net	26,103	(87,841)
Prepaid income taxes, expenses and other	(29,237)	2,119
Accounts payable	79,752	(63,642)
Accrued liabilities	(81,339)	(35,388)
Long-term liabilities and other	10,952	3,747
Net cash provided by operating activities	207,532	474,120
Cash flows from investing activities:
Purchases of property, plant and equipment	(106,069)	(150,466)
Proceeds from dispositions of property, plant and equipment	24,682	4,179
Business acquisitions, net of cash acquired	(3,814)	(6,184)
Other	(17,688)	(19,091)
Net cash used in investing activities	(102,889)	(171,562)
Cash flows from financing activities:
Borrowings on term-loan credit facilities	186,723	—
Payments on term-loan credit facilities	(227,626)	(102,355)
Borrowings on revolving asset-based credit facilities	113,502	—
Payments on revolving asset-based credit facilities	(111,555)	(50,000)
Payments on other debt	(7,361)	(8,155)
Payments of debt issuance costs	(10,480)	—
Cash dividends paid	(76,730)	(71,978)
Payments on finance lease obligations	(557)	(905)
Purchases of treasury shares	(43,034)	(42,007)
Payments related to vesting of stock-based awards	(16,245)	(6,765)
Short-term financial obligations and other, net	20,036	16,097
Net cash used in financing activities	(173,327)	(266,068)
Effect of exchange rate changes on cash and cash equivalents	(729)	5,183
Net increase (decrease) in cash and cash equivalents	(69,413)	41,673
Cash and cash equivalents, beginning of period	441,232	311,553
Cash and cash equivalents, end of period	$371,819	$353,226

Supplemental cash flow information:
Income taxes paid	$111,269	$118,602
Interest paid	$70,198	$75,877
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$2,273	$4,874

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2024 AND 2023 (UNAUDITED)

	Three Months Ended April 30, 2024
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at February 1, 2024	66,859,738	$6,686	$560,365	$4,101,210	$(92,894)	13,535,193	$(638,949)	$3,936,418	$6,177	$3,942,595
Net income (loss)	—	—	—	114,511	—	—	—	114,511	(934)	113,577
Purchases of treasury shares	—	—	—	—	—	126,754	(12,997)	(12,997)	—	(12,997)
Restricted stock unit activity	—	—	(811)	—	—	—	—	(811)	—	(811)
Dividends $0.48 per common share	—	—	—	(25,595)	—	—	—	(25,595)	—	(25,595)
Stock-based compensation expense	—	—	9,351	—	—	—	—	9,351	—	9,351
Other comprehensive income (loss)	—	—	—	—	(17,647)	—	—	(17,647)	(126)	(17,773)
Balance at April 30, 2024	66,859,738	$6,686	$568,905	$4,190,126	$(110,541)	13,661,947	$(651,946)	$4,003,230	$5,117	$4,008,347

	Nine Months Ended April 30, 2024
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2023	66,344,340	$6,634	$539,032	$4,091,563	$(68,547)	13,030,030	$(592,667)	$3,976,015	$7,383	$3,983,398
Net income (loss)	—	—	—	175,293	—	—	—	175,293	(1,357)	173,936
Purchases of treasury shares	—	—	—	—	—	454,630	(43,034)	(43,034)	—	(43,034)
Restricted stock unit activity	515,398	52	824	—	—	177,287	(16,245)	(15,369)	—	(15,369)
Dividends $1.44 per common share	—	—	—	(76,730)	—	—	—	(76,730)	—	(76,730)
Stock-based compensation expense	—	—	29,049	—	—	—	—	29,049	—	29,049
Other comprehensive income (loss)	—	—	—	—	(41,994)	—	—	(41,994)	(909)	(42,903)
Balance at April 30, 2024	66,859,738	$6,686	$568,905	$4,190,126	$(110,541)	13,661,947	$(651,946)	$4,003,230	$5,117	$4,008,347

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2024 AND 2023 (UNAUDITED)

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

The July 31, 2023 amounts are derived from the annual audited financial statements of THOR. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023. Due to seasonality within the recreational vehicle industry, the impact of supply chain disruptions primarily in Europe, inflation and shifting consumer demand on our industry, among other factors, annualizing the results of operations for the nine months ended April 30, 2024 would not necessarily be indicative of the results expected for the full fiscal year.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, requiring enhancements and further transparency to certain income tax disclosures. Under this ASU, entities must disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires entities to disclose additional information about income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for financial statements for annual periods beginning after December 15, 2024. This ASU is effective for the Company in its fiscal year 2026 beginning on August 1, 2025. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

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

The following tables reflect certain financial information by reportable segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
NET SALES:	2024	2023	2024	2023
Recreational vehicles
North American Towable	$1,071,393	$1,124,410	$2,747,815	$3,271,967
North American Motorized	646,948	795,940	1,928,531	2,658,042
Total North America	1,718,341	1,920,350	4,676,346	5,930,009
European	931,061	866,751	2,421,556	2,017,991
Total recreational vehicles	2,649,402	2,787,101	7,097,902	7,948,000
Other	216,227	201,164	581,682	598,671
Intercompany eliminations	(64,516)	(59,445)	(170,343)	(163,132)
Total	$2,801,113	$2,928,820	$7,509,241	$8,383,539

	Three Months Ended April 30,		Nine Months Ended April 30,
INCOME (LOSS) BEFORE INCOME TAXES:	2024	2023	2024	2023
Recreational vehicles
North American Towable	$68,409	$77,583	$118,319	$181,471
North American Motorized	33,172	48,186	96,684	234,163
Total North America	101,581	125,769	215,003	415,634
European	77,382	72,401	144,206	77,948
Total recreational vehicles	178,963	198,170	359,209	493,582
Other, net	18,831	16,970	35,650	30,004
Corporate	(55,444)	(59,689)	(173,033)	(156,146)
Total	$142,350	$155,451	$221,826	$367,440

TOTAL ASSETS:	April 30, 2024	July 31, 2023
Recreational vehicles
North American Towable	$1,412,923	$1,429,899
North American Motorized	1,180,707	1,268,109
Total North America	2,593,630	2,698,008
European	2,983,548	2,898,175
Total recreational vehicles	5,577,178	5,596,183
Other	1,045,512	1,048,076
Corporate	595,507	616,571
Total	$7,218,197	$7,260,830

DEPRECIATION AND INTANGIBLE ASSET AMORTIZATION EXPENSE:	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Recreational vehicles
North American Towable	$13,555	$15,188	$41,107	$45,653
North American Motorized	8,556	8,114	26,347	24,447
Total North America	22,111	23,302	67,454	70,100
European	31,517	29,840	93,050	85,855
Total recreational vehicles	53,628	53,142	160,504	155,955
Other	13,865	14,563	41,159	45,549
Corporate	658	446	1,885	1,322
Total	$68,151	$68,151	$203,548	$202,826

	Three Months Ended April 30,		Nine Months Ended April 30,
CAPITAL ACQUISITIONS:	2024	2023	2024	2023
Recreational vehicles
North American Towable	$3,726	$14,367	$15,099	$52,361
North American Motorized	2,642	4,918	15,503	34,248
Total North America	6,368	19,285	30,602	86,609
European	13,268	15,889	44,144	36,960
Total recreational vehicles	19,636	35,174	74,746	123,569
Other	5,762	13,144	20,297	25,913
Corporate	945	854	7,852	1,125
Total	$26,343	$49,172	$102,895	$150,607

3.    Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Weighted-average common shares outstanding for basic earnings per share	53,310,318	53,425,379	53,309,546	53,534,746
Unvested restricted and performance stock units	411,836	395,021	432,600	319,796
Weighted-average common shares outstanding assuming dilution	53,722,154	53,820,400	53,742,146	53,854,542

For the three months ended April 30, 2024 and 2023, the Company had 43,000 and 113,964 unvested restricted stock units and performance stock units outstanding, respectively, which were excluded from this calculation as their effect would have been antidilutive. For the nine months ended April 30, 2024 and 2023, the Company had 34,125 and 162,565 unvested restricted stock units and performance stock units outstanding, respectively, which were excluded from this calculation as their effect would have been antidilutive.

4.    Derivatives and Hedging

The total amounts presented in the Condensed Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the derivative instruments are as follows:

	Three Months Ended April 30,
	2024	2023
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Interest rate swap agreements (1)	$—	$(452)
Total gain (loss)	$—	$(452)

(1)Other comprehensive income (loss), net of tax, before reclassification from accumulated other comprehensive income (“AOCI”) was $0 and $16 for the three months ended April 30, 2024 and 2023, respectively.

	Nine Months Ended April 30,
	2024	2023
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (Loss) recognized in Other Comprehensive Income, net of tax
Interest rate swap agreements (2)	$—	$(367)
Total gain (loss)	$—	$(367)

(2)Other comprehensive income (loss), net of tax, before reclassification from AOCI was $0 and $734 for the nine months ended April 30, 2024 and 2023, respectively.

	Three Months Ended April 30,
	2024		2023
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Interest rate swap agreements	$—	$—	$—	$468
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income, net of tax
Foreign currency forward contracts	(278)	—	690	—
Interest rate swap agreements	—	45	—	11
Total gain (loss)	$(278)	$45	$690	$479

	Nine Months Ended April 30,
	2024		2023
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$—	$—	$(58)	$—
Interest rate swap agreements	—	—	—	1,101
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income, net of tax
Foreign currency forward contracts	(353)	—	2,636	—
Commodities swap agreements	—	—	(2,229)	—
Interest rate swap agreements	—	(94)	—	182
Total gain (loss)	$(353)	$(94)	$349	$1,283

As of April 30, 2024 and July 31, 2023 there were no derivative instruments designated as cash flow hedges. The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $49,681 and a fair value liability of $1,287 as of April 30, 2024. These other derivative instruments had a notional amount totaling approximately $25,248 and a fair value liability of $932 as of July 31, 2023. For these derivative instruments, changes in fair value are recognized in earnings.

Net Investment Hedges

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. A gain, net of tax, was included in the foreign currency translation adjustment of $2,984 for the three months ended April 30, 2024 and a gain of $10,156 was included for the nine months ended April 30, 2024. Losses, net of tax, included in the foreign currency translation adjustments were $4,901 for the three months ended April 30, 2023 and $25,813 for the nine months ended April 30, 2023.

There were no amounts reclassified out of AOCI pertaining to the net investment hedge during the three and nine-month periods ended April 30, 2024 and April 30, 2023, respectively.

5.    Inventories

Major classifications of inventories are as follows:

	April 30, 2024	July 31, 2023
Finished goods – RV	$272,428	$164,456
Finished goods – other	87,423	93,476
Work in process	322,181	313,006
Raw materials	452,493	563,614
Chassis	598,226	681,122
Subtotal	1,732,751	1,815,674
Excess of FIFO costs over LIFO costs	(154,604)	(162,604)
Total inventories, net	$1,578,147	$1,653,070

Of the $1,732,751 and $1,815,674 of inventories at April 30, 2024 and July 31, 2023, $1,292,488 and $1,224,069, respectively, were valued on the first-in, first-out (“FIFO”) method, and $440,263 and $591,605, respectively, were valued on the last-in, first-out (“LIFO”) method.

6.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	April 30, 2024	July 31, 2023
Land	$145,878	$147,633
Buildings and improvements	1,055,126	1,038,394
Machinery and equipment	703,876	672,499
Rental vehicles	122,317	99,360
Lease right-of-use assets – operating	43,780	47,969
Lease right-of-use assets – finance	4,959	5,518
Total cost	2,075,936	2,011,373
Less: Accumulated depreciation	(696,395)	(623,565)
Property, plant and equipment, net	$1,379,541	$1,387,808

See Note 15 to the Condensed Consolidated Financial Statements for further information regarding the lease right-of-use assets.

7.    Intangible Assets and Goodwill

The components of Amortizable intangible assets, net are as follows:

	April 30, 2024		July 31, 2023
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	$1,102,818	$586,834	$1,112,273	$526,327
Trademarks	352,175	108,774	355,560	96,087
Design technology and other intangibles	253,988	124,000	258,868	107,483
Non-compete agreements	1,400	1,400	1,400	1,225
Total amortizable intangible assets	$1,710,381	$821,008	$1,728,101	$731,122

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2024	$32,217
For the fiscal year ending July 31, 2025	117,211
For the fiscal year ending July 31, 2026	105,987
For the fiscal year ending July 31, 2027	97,308
For the fiscal year ending July 31, 2028	89,963
For the fiscal year ending July 31, 2029 and thereafter	446,687
$889,373

Changes in the carrying amount of Goodwill by reportable segment for the nine months ended April 30, 2024 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of August 1, 2023	$337,883	$65,064	$965,758	$431,717	$1,800,422
Fiscal 2024 activity:
Goodwill acquired	—	—	—	3,635	3,635
Foreign currency translation	—	—	(26,722)	—	(26,722)
Net balance as of April 30, 2024	$337,883	$65,064	$939,036	$435,352	$1,777,335

Changes in the carrying amount of Goodwill by reportable segment for the nine months ended April 30, 2023 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of August 1, 2022	$344,975	$53,875	$893,383	$511,918	$1,804,151
Fiscal 2023 activity:
Goodwill acquired	4,097	—	—	—	4,097
Measurement period adjustments	—	—	—	4,682	4,682
Foreign currency translation	—	—	68,696	—	68,696
Deconsolidation of Roadpass Digital	—	—	—	(84,883)	(84,883)
Net balance as of April 30, 2023	$349,072	$53,875	$962,079	$431,717	$1,796,743

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

The Company had the following aggregate investment and maximum exposure to loss related to these VIEs:

	April 30, 2024	July 31, 2023
Carrying amount of investments	$132,270	$126,909
Maximum exposure to loss	$148,039	$161,459

The Company’s share of gains and losses accounted for under the equity method of accounting are included in Other income, net in the Condensed Consolidated Statements of Income and Comprehensive Income. The losses recognized in the three and nine months ended April 30, 2024 were $2,890 and $12,327, respectively, and the losses recognized in the three and nine months ended April 30, 2023 were $4,646 and $6,045, respectively.

9.    Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for 14% of the Company’s consolidated net sales for the three-month period ended April 30, 2024 and 11% of the Company’s consolidated net sales for the three-month period ended April 30, 2023, and accounted for 14% of the Company’s consolidated net sales for the nine-month period ended April 30, 2024 and 13% for the nine-month period ended April 30, 2023. The majority of the sales to this dealer are reported within the North American Towable and North American Motorized segments. This dealer also accounted for 16% of the Company’s consolidated trade accounts receivable at April 30, 2024 and 13% at July 31, 2023. The loss of this dealer could have a material adverse effect on the Company’s business.

10.    Fair Value Measurements

The financial assets and liabilities that are accounted for at fair value on a recurring basis at April 30, 2024 and July 31, 2023 are as follows:

	Input Level	April 30, 2024	July 31, 2023
Cash equivalents	Level 1	$202,961	$286,984
Deferred compensation plan mutual fund assets	Level 1	$37,538	$40,220
Equity investments	Level 1	$1,286	$4,105
Foreign currency forward contract liability	Level 2	$251	$—
Interest rate swap liability	Level 2	$1,036	$932

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

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Beginning balance	$319,614	$326,665	$345,197	$317,908
Provision	84,327	94,971	225,240	256,752
Payments	(82,853)	(82,719)	(248,379)	(238,363)
Foreign currency translation	(631)	781	(1,601)	3,401
Ending balance	$320,457	$339,698	$320,457	$339,698

12.    Long-Term Debt

The components of long-term debt are as follows:

	April 30, 2024	July 31, 2023
Term loan	$703,694	$758,094
Senior unsecured notes	500,000	500,000
Unsecured notes	26,795	27,558
Other debt	33,306	41,753
Total long-term debt	1,263,795	1,327,405
Debt issuance costs, net of amortization	(19,250)	(24,726)
Total long-term debt, net of debt issuance costs	1,244,545	1,302,679
Less: Current portion of long-term debt	(35,491)	(11,368)
Total long-term debt, net, less current portion	$1,209,054	$1,291,311

As discussed in Note 13 to the Company’s Consolidated Financial Statements included in the Fiscal 2023 Form 10-K, the Company is a party to a term loan (“term loan”) agreement, which consists of a U.S. dollar-denominated term loan tranche and a Euro-denominated term loan tranche, and a $1,000,000 revolving asset-based credit facility (“ABL”).

On November 15, 2023, the Company entered into amendments to both its term loan and ABL agreements to extend maturities and lower the applicable margins used to determine the interest rate on the U.S. dollar-denominated term loan tranche. Pursuant to the term loan amendments, the applicable margin used to determine the interest rate on U.S. dollar-denominated loans was reduced by 0.25% so that the applicable margin for Alternate Base Rate ("ABR")-based loans is 1.75% and 2.75% for Secured Overnight Financing Rate (“SOFR”)-based loans. The SOFR credit spread adjustment applicable to U.S. dollar-denominated SOFR-based loans was eliminated. The applicable margin for Euro-denominated EURIBOR-based loans was unchanged. The maturity date for the term loan was extended from February 1, 2026 to November 15, 2030. Covenants and other material provisions of the term loan agreement remain materially unchanged. Following the amendments, the principal amounts outstanding under the term loan agreement were $450,000 on the U.S. dollar-denominated term loan tranche and 330,000 Euro on the Euro-denominated term loan tranche. Under the provisions of the amended term loan, both the U.S. and Euro tranches require annual principal payments of 1.0% of the new term loan balance, payable quarterly in 0.25% installments starting on May 1, 2024. As of April 30, 2024, the Company had made sufficient payments on the U.S term loan tranche to satisfy all future annual principal payment requirements on the U.S. term loan over the term of the loan. Pursuant to the ABL amendment, the maturity date for loans under the ABL agreement was extended from September 1, 2026 to November 15, 2028. Maximum availability under the ABL remains at $1,000,000 and there were no borrowings outstanding as of the November 15, 2023 amendment date. The applicable margin, covenants and other material provisions of the ABL remain materially unchanged.

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

As of April 30, 2024, the outstanding U.S. term loan tranche balance of $350,000 was subject to a SOFR-based rate totaling 8.069%. As of July 31, 2023, the outstanding U.S. term loan tranche balance of $271,900 was subject to a SOFR-based rate totaling 8.433%. The interest rate on the April 30, 2024 outstanding Euro term loan tranche balance of $353,694 was 6.855%, and the interest rate on the July 31, 2023 outstanding Euro term loan tranche of $486,194 was 6.625%.

As of April 30, 2024 and July 31, 2023, there were no outstanding ABL borrowings. The Company may, generally at its option, pay any borrowings under the ABL, in whole or in part, at any time and from time to time, without penalty or premium.

Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory. The unused availability under the ABL is generally available to the Company for general operating purposes and, based on April 30, 2024 eligible receivables and inventory balances, net of amounts drawn, totaled approximately $998,000.

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

The unsecured notes of 25,000 Euro ($26,795) relate to long-term debt of our European segment. There are two series, 20,000 Euro ($21,436) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,359) with an interest rate of 2.534% maturing in March 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 2.38% to 2.87%.

Total contractual gross debt maturities are as follows:

For the remainder of the fiscal year ending July 31, 2024	$4,605
For the fiscal year ending July 31, 2025	35,730
For the fiscal year ending July 31, 2026	6,628
For the fiscal year ending July 31, 2027	6,163
For the fiscal year ending July 31, 2028	11,586
For the fiscal year ending July 31, 2029 and thereafter	1,199,083
$1,263,795

For the three and nine months ended April 30, 2024, interest expense on total long-term debt was $24,366 and $78,113, respectively, which includes amortization of capitalized debt issuance costs in both periods, and the debt extinguishment charges noted above in the nine months ended April 30, 2024, totaling $3,036 and $14,900, respectively. For the three and nine months ended April 30, 2023, interest expense on total long-term debt was $24,994 and $69,237, respectively, which includes amortization of debt issuance costs of $2,872 and $8,569, respectively.

The fair value of the Company’s Senior Unsecured Notes at April 30, 2024 and July 31, 2023 was $433,600 and $430,650, respectively. The fair value of all other debt held by the Company approximates carrying value. The fair values of the Company’s long-term debt are primarily estimated using Level 2 inputs as defined by ASC 820, based on quoted prices in markets that are not active.

Subsequent to April 30, 2024, the Company made a payment of $27,110 against the principal balance of its Euro term loan. This payment was sufficient to satisfy all future annual principal payment requirements on the Euro term loan.

13.    Provision for Income Taxes

The overall effective income tax rate for the three months ended April 30, 2024 was 20.2%, and the effective income tax rate for the nine months ended April 30, 2024 was 21.6%. These rates were both favorably impacted by the terms of the resolution of certain matters discussed in Note 14 to the Condensed Consolidated Financial Statements, as the Company expects certain payments made related to these matters to be deductible for tax purposes.

The overall effective income tax rate for the three months ended April 30, 2023 was 23.0%, and the effective income tax rate for the nine months ended April 30, 2023 was 23.0%. These rates were both favorably impacted by certain foreign rate differences and mix of earnings between foreign and domestic operations which include certain interest income not subject to corporate income tax.

Within the next 12 months, the Company does not anticipate any material changes in its unrecognized tax benefits recorded as of April 30, 2024.

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

14.    Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on global dealer inventory financing were $3,904,068 and $3,893,048 as of April 30, 2024 and July 31, 2023, respectively. The commitment term is generally up to 18 months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $14,865 and $12,114 as of April 30, 2024 and July 31, 2023, respectively, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three months ended April 30, 2024 were not material and totaled $6,487 for the nine months ended April 30, 2024, and losses during the three and nine months ended April 30, 2023 were not material. Estimating the timing and volume of any potential future repurchase demands, and the related losses to the Company, is difficult and subject to uncertainty. As of April 30, 2024, the Company is not aware of any specific information that would indicate future losses under these agreements would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

A product recall was issued in late fiscal 2021 related to certain purchased parts utilized in certain of our products, and a reserve to cover anticipated costs was established at that time. Starting in fiscal 2022, the reserve has been adjusted quarterly based on developments involving the recall, including our expectations regarding the extent of vendor reimbursements and the estimated total cost of the recall. The Company has been, and will continue to be, reimbursed for a portion of the costs it will incur related to this recall. In addition, the Company accrued expenses during fiscal 2022 based on developments related to an investigation by certain German-based authorities regarding the adequacy of historical disclosures of vehicle weight in advertisements and other Company-provided literature in Germany. The Company has fully cooperated with the investigation. For the three months ended April 30, 2024, the Company’s adjustments related to these two matters were not material, and for the nine months ended April 30, 2024 the Company recognized income of $16,900 as a component of selling, general and administrative expense from adjustments related to these two matters. The German weight disclosure investigation was substantially resolved and paid in the third quarter of fiscal 2024 in an amount not materially different from the amount previously accrued. For the three and nine months ended April 30, 2023, the Company’s adjustments related to these two matters were not material. Based on current available information, the Company does not believe there will be a material adverse impact to our future results of operations and cash flows due to these matters.

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

The components of lease costs for the three and nine-month periods ended April 30, 2024 and April 30, 2023 were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Operating lease cost	$7,980	$7,709	$23,619	$22,172
Finance lease cost
Amortization of right-of-use assets	186	186	559	559
Interest on lease liabilities	74	94	235	299
Total lease cost	$8,240	$7,989	$24,413	$23,030

Other information related to leases was as follows:

	Nine Months Ended April 30,
Supplemental Cash Flows Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,555	$22,092
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,591	$13,388

Supplemental Balance Sheet Information	April 30, 2024	July 31, 2023
Operating leases:
Operating lease right-of-use assets	$43,780	$47,969

Operating lease liabilities:
Other current liabilities	$11,215	$11,238
Other long-term liabilities	32,791	36,775
Total operating lease liabilities	$44,006	$48,013

Finance leases:
Finance lease right-of-use assets	$4,959	$5,518

Finance lease liabilities:
Other current liabilities	$829	$754
Other long-term liabilities	2,090	2,722
Total finance lease liabilities	$2,919	$3,476

	April 30, 2024	July 31, 2023
Weighted-average remaining lease term:
Operating leases	9.1 years	9.3 years
Finance leases	3.1 years	3.8 years
Weighted-average discount rate:
Operating leases	4.9%	4.7%
Finance leases	9.7%	9.7%

Future minimum payments required under operating and finance leases as of April 30, 2024 were as follows:

	Operating Leases	Finance Leases
For the remainder of the fiscal year ending July 31, 2024	$4,744	$269
For the fiscal year ending July 31, 2025	15,691	1,083
For the fiscal year ending July 31, 2026	11,264	1,107
For the fiscal year ending July 31, 2027	7,442	896
For the fiscal year ending July 31, 2028	4,746	58
For the fiscal year ending July 31, 2029 and thereafter	16,455	—
Total future lease payments	60,342	3,413
Less: Amount representing interest	(16,336)	(494)
Total reported lease liability	$44,006	$2,919

16.    Stockholders’ Equity

Stock-based Compensation

Total stock-based compensation expense recognized in the three-month periods ended April 30, 2024 and April 30, 2023 for stock-based awards totaled $9,351 and $9,672, respectively. Total stock-based compensation expense recognized in the nine-month periods ended April 30, 2024 and April 30, 2023 for stock-based awards totaled $29,049 and $26,607, respectively.

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

During the three months ended April 30, 2024, the Company purchased 126,754 shares of its common stock, at various times in the open market, at a weighted-average price of $102.54 and held them as treasury shares at an aggregate purchase price of $12,997, with 125,318 shares, or $12,849, coming from the December 21, 2021 authorization and 1,436 shares, or $148, coming from the June 24, 2022 authorization.

During the nine months ended April 30, 2024, the Company purchased 454,630 shares of its common stock, at various times in the open market, at a weighted-average price of $94.66 and held them as treasury shares at an aggregate purchase price of $43,034, with 453,194 shares, or $42,886, coming from the December 21, 2021 authorization and 1,436 shares, or $148, coming from the June 24, 2022 authorization. Since the inception of the initial December 21, 2021 authorization, the Company has purchased 2,948,405 shares of its common stock, at various times in the open market, at a weighted-average price of $84.84 and held them as treasury shares at an aggregate purchase price of $250,148.

As of April 30, 2024, there are no remaining shares of the Company's common stock that may be repurchased under the December 21, 2021 authorization. As of April 30, 2024, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $448,173.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
NET SALES:	2024	2023	2024	2023
Recreational vehicles
North American Towable
Travel Trailers	$720,194	$679,753	$1,811,215	$2,030,451
Fifth Wheels	351,199	444,657	936,600	1,241,516
Total North American Towable	1,071,393	1,124,410	2,747,815	3,271,967
North American Motorized
Class A	211,340	238,972	597,559	887,678
Class C	312,980	390,839	922,388	1,216,537
Class B	122,628	166,129	408,584	553,827
Total North American Motorized	646,948	795,940	1,928,531	2,658,042
Total North America	1,718,341	1,920,350	4,676,346	5,930,009
European
Motorcaravan	492,490	394,359	1,263,814	901,926
Campervan	289,450	282,415	755,783	648,717
Caravan	64,379	116,412	180,093	272,521
Other RV-related	84,742	73,565	221,866	194,827
Total European	931,061	866,751	2,421,556	2,017,991
Total recreational vehicles	2,649,402	2,787,101	7,097,902	7,948,000
Other	216,227	201,164	581,682	598,671
Intercompany eliminations	(64,516)	(59,445)	(170,343)	(163,132)
Total	$2,801,113	$2,928,820	$7,509,241	$8,383,539

18.    Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	Three Months Ended April 30, 2024
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(93,147)	$—	$253	$(92,894)	$(3,366)	$(96,260)
OCI before reclassifications	(17,647)	—	—	(17,647)	(126)	(17,773)
Income taxes associated with OCI before reclassifications (1)	—	—	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—	—	—
Income taxes associated with amounts reclassified from AOCI	—	—	—	—	—	—
OCI, net of tax for the fiscal period	(17,647)	—	—	(17,647)	(126)	(17,773)
Balance at end of period, net of tax	$(110,794)	$—	$253	$(110,541)	$(3,492)	$(114,033)

	Three Months Ended April 30, 2023
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(97,996)	$818	$1,132	$(96,046)	$(2,614)	$(98,660)
OCI before reclassifications	21,570	21	—	21,591	22	21,613
Income taxes associated with OCI before reclassifications (1)	—	(5)	—	(5)	—	(5)
Amounts reclassified from AOCI	—	(615)	—	(615)	—	(615)
Income taxes associated with amounts reclassified from AOCI	—	147	—	147	—	147
OCI, net of tax for the fiscal period	21,570	(452)	—	21,118	22	21,140
Balance at end of period, net of tax	$(76,426)	$366	$1,132	$(74,928)	$(2,592)	$(77,520)

	Nine Months Ended April 30, 2024
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(68,911)	$—	$364	$(68,547)	$(2,583)	$(71,130)
OCI before reclassifications	(41,883)	—	(111)	(41,994)	(909)	(42,903)
Income taxes associated with OCI before reclassifications (1)	—	—	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—	—	—
Income taxes associated with amounts reclassified from AOCI	—	—	—	—	—	—
OCI, net of tax for the fiscal period	(41,883)	—	(111)	(41,994)	(909)	(42,903)
Balance at end of period, net of tax	$(110,794)	$—	$253	$(110,541)	$(3,492)	$(114,033)

	Nine Months Ended April 30, 2023
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(183,453)	$675	$1,171	$(181,607)	$(2,205)	$(183,812)
OCI before reclassifications	107,027	966	(39)	107,954	(387)	107,567
Income taxes associated with OCI before reclassifications (1)	—	(232)	—	(232)	—	(232)
Amounts reclassified from AOCI	—	(1,368)	—	(1,368)	—	(1,368)
Income taxes associated with amounts reclassified from AOCI	—	325	—	325	—	325
OCI, net of tax for the fiscal period	107,027	(309)	(39)	106,679	(387)	106,292
Balance at end of period, net of tax	$(76,426)	$366	$1,132	$(74,928)	$(2,592)	$(77,520)

(1)We do not recognize deferred taxes for a majority of the foreign currency translation gains and losses because we do not anticipate reversal in the foreseeable future.

19.    Weather Damage at Manufacturing Facilities

On March 14, 2024, a weather event that included large damaging hail occurred at and around the Company’s Jackson Center, OH facilities. The hail resulted in significant roof damage to the motorized production facility and significant damage to inventory that was stored outside, primarily motorized chassis, but also some work in process and finished goods inventory. The motorized manufacturing plant has generally been unable to produce units since the incident due to the lack of chassis, but it is expected to be back to a normal production schedule by the end of the fiscal year based on current expectations on the availability of replacement chassis.

The Company maintains insurance coverage, subject to a $1,000 self-insured retention, for the repair or replacement of covered assets that suffer loss, as well as coverage for business interruption, including lost profits. Inventory is a covered asset under the insurance policy, as is the production facility itself.

As of April 30, 2024, the Company recorded a receivable in the amount of $71,496 related to estimated damages incurred for which we deem the recovery of such losses from our insurance carriers to be probable. This total consists primarily of $65,900 for estimated losses attributed to the write off in book value of motorized chassis. This insurance recovery receivable is included in Accounts receivable, other, net on the Condensed Consolidated Balance Sheets, as we believe recovery will be realized within one year of the balance sheet date.

Given the expectation of recovery from insurance, the impact on our consolidated income before income taxes for the three months ended April 30, 2024 related to the losses incurred on the weather damages noted above was not material. As of the date of this report, the Company is still in the process of fully assessing damages and submitting relevant insurance claim information. As such, the Company did not receive any insurance proceeds relating to this event in the three months ended April 30, 2024.

Although our insurance covers business interruption, the Company did not recognize recovery for business interruption during the three-month period ended April 30, 2024 and will do so at the time of final settlement or when nonrefundable cash advances are made in subsequent periods.

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
•interest rates and interest rate fluctuations and their potential impact on the general economy and, specifically, on our independent dealers and consumers and our profitability;
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
•the impact of changing emissions and other related climate change regulations (including the Securities and Exchange Commission's ("SEC") final climate rules and litigation regarding its enforceabilty) in the various jurisdictions in which our products are produced, used and/or sold;
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

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world based on units sold and revenue. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the three months ended March 31, 2024, THOR’s combined U.S. and Canadian market share was approximately 40.2% for travel trailers and fifth wheels combined and approximately 47.9% for motorhomes. In Europe, according to the European Caravan Federation (“ECF”) and based on unit registrations for Europe's original equipment manufacturer (“OEM”) reporting countries, our European market share for the three months ended March 31, 2024 was approximately 25.6% for motorcaravans and campervans combined and approximately 17.5% for caravans.

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

We generally have financed our growth through a combination of internally generated cash flows from operations and, when needed, outside credit facilities. Ongoing supply chain challenges, particularly chassis sequence issues within our European operations, have and could continue to impact our business and our consolidated financial results and financial position. In addition, the impact of ongoing inflation on consumer confidence, which historically has been highly correlated with RV retail sales, and the impact of inflation on the availability of discretionary funds of our end consumers, combined with significantly higher interest rates compared to recent years impacting both our independent dealers and the end consumer, had a negative impact on demand for our products at both the wholesale and retail levels during the first three quarters of fiscal 2024 and are expected to continue to impact the remainder of calendar year 2024. These risks to our business are more fully described in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

Recent Events

Refinancing of Credit Agreements

On November 15, 2023, the Company entered into amendments to both its term loan and ABL agreements to extend maturities and lower the applicable margins used to determine the interest rate on the U.S. dollar-denominated loan tranche. The maturity date for the term loan was extended from February 1, 2026 to November 15, 2030. Covenants and other material provisions of the term loan agreement remain materially unchanged. Following the amendments, the principal amounts outstanding under the term loan agreement were $450,000 on the U.S. dollar-denominated term loan tranche and 330,000 Euro on the Euro-denominated term loan tranche. Under the provisions of the amended term loan, both the U.S. and Euro tranches require annual principal payments of 1.0% of the new term loan balance, payable quarterly in 0.25% installments starting on May 1, 2024. As of April 30, 2024, the Company had made sufficient payments on the U.S term loan tranche to satisfy all annual principal payment requirements on the U.S. term loan over the term of the loan. Pursuant to the ABL amendment, the maturity date for loans under the ABL agreement was extended from September 1, 2026 to November 15, 2028. Maximum availability under the ABL remains at $1,000,000 and the applicable margin, covenants and other material provisions of the ABL remain materially unchanged. As a result of these amendments and associated maturity date extensions, the Company recognized total expense of $14,741 in the second quarter of fiscal 2024.

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

North American RV independent dealer inventory of our North American RV products as of April 30, 2024 decreased 22.2% to approximately 87,900 units, compared to approximately 113,000 units as of April 30, 2023. As of April 30, 2024, we believe North American dealer inventory levels for most products are generally at, or slightly higher than, the levels that dealers are comfortable stocking given the current retail sales levels and associated carrying costs. We believe dealers will continue to closely evaluate the unit stocking levels that they will elect to carry in future periods, which may be less than historical unit stocking levels, due to a combination of factors such as retail activity, RV wholesale unit prices as well as interest rates and other carrying costs.

THOR’s North American RV backlog as of April 30, 2024 decreased $353,067, or 17.5%, to $1,667,131 compared to $2,020,198 as of April 30, 2023. The decrease in backlog is primarily a result of a reduction in orders from dealers, mainly for motorized products, which we believe is due to lower retail sales and dealer concerns over current interest costs and other carrying costs compared to the prior-year period.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Quarter Ended March 31,		Increase	%
	2024	2023	(Decrease)	Change
North American Towable units	75,525	65,208	10,317	15.8
North American Motorized units	10,416	13,392	(2,976)	(22.2)
Total	85,941	78,600	7,341	9.3

In June 2024, RVIA issued a revised forecast for calendar year 2024 wholesale unit shipments. Under the RVIA’s most likely scenario, towable and motorized unit shipments are projected to be approximately 301,500 units and 42,500 units, respectively, for an annual total of approximately 344,000 units, up 9.8% from the 2023 calendar year wholesale shipments. The RVIA’s most likely forecast for calendar year 2024 of 344,000 total units could range from a lower estimate of approximately 328,900 total units to an upper estimate of approximately 359,100 total units.

As part of their June 2024 forecast, RVIA also released their initial estimates for calendar year 2025 wholesale unit shipments. In the most likely scenario, towable and motorized shipments are projected to increase to an approximated annual total of 391,400 units, or 13.8% higher than the most likely scenario for calendar year 2024 wholesale shipments. This calendar year 2025 most likely forecast could range from a lower estimate of approximately 374,200 units to an upper estimate of approximately 408,600 units.

North American Industry Retail Statistics

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Quarter Ended March 31,		Increase	%
	2024	2023	(Decrease)	Change
North American Towable units	64,471	73,734	(9,263)	(12.6)
North American Motorized units	9,417	10,985	(1,568)	(14.3)
Total	73,888	84,719	(10,831)	(12.8)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

While we anticipate that near-term demand will be influenced by many factors, including consumer confidence and the level of consumer spending on discretionary products, we believe future retail demand over the longer term will exceed historical, pre-pandemic levels. We believe interest remains high due to an ongoing interest in the RV lifestyle as consumers continue to value the perceived benefits offered by the RV lifestyle, which provides people with the ability to connect with loved ones and nature as well as the potential to get away for short, frequent breaks or longer adventures.

Company North American Wholesale Statistics

The Company’s North American wholesale RV shipments, for the calendar quarters ended March 31, 2024 and 2023 to correspond to the North American industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Quarter Ended March 31,		Increase	%
	2024	2023	(Decrease)	Change
North American Towable units	29,693	24,707	4,986	20.2
North American Motorized units	4,831	5,855	(1,024)	(17.5)
Total	34,524	30,562	3,962	13.0

Company North American Retail Statistics

Retail statistics of the Company’s North American RV products, as reported by Stat Surveys, for the calendar quarters ended March 31, 2024 and 2023 to correspond to the North American industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Quarter Ended March 31,		Increase	%
	2024	2023	(Decrease)	Change
North American Towable units	25,337	30,266	(4,929)	(16.3)
North American Motorized units	4,515	5,267	(752)	(14.3)
Total	29,852	35,533	(5,681)	(16.0)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

North American Outlook

Historically, RV industry sales have been impacted by a number of economic conditions faced by RV dealers, and ultimately retail consumers, such as the rate of unemployment, the rate of inflation, the level of consumer confidence, the disposable income of consumers, interest rates, credit availability, the health of the housing market, tax rates and fuel availability and prices. We believe these factors will continue to affect retail sales in calendar year 2024. In addition, due to inflationary pressures, higher interest rates and other factors, we believe that RV dealers will be continuously reevaluating their desired stocking levels, which may result in lower than historical dealer inventory stocking levels on a unit basis. It is difficult to predict the extent to which any or all of these factors will impact the RV industry or our business in a particular future period, however, we currently believe the remainder of calendar year 2024 will continue to be negatively impacted by these factors.
Despite the near-term challenges, we remain optimistic about future growth in North American retail sales in the long term, as there are many factors driving product interest. Surveys conducted by THOR, RVIA and others show that Americans of all generations love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments and deeply connecting with family and friends. Based on the ongoing value consumers place on these factors, we expect to see long-term growth in the North American RV industry. The growth in industry-wide RV sales during late 2020 through early 2023 resulted in exposing a wider range of consumers to the RV lifestyle. As a result, we believe many of those who have been recently exposed to the industry for the first time will become future owners, and that those who became first-time owners since the onset of the pandemic will become long-term RVers, resulting in future repeat and upgrade sales opportunities. We also believe many consumers are likely to continue opting for fewer vacations via air travel, cruise ships and hotels, while preferring vacations that RVs are uniquely positioned to provide, allowing consumers the ability to explore or unwind, often close to home. In addition, we believe that the availability of camping and RV parking facilities will be an important factor in the future growth of the industry and view both the significant recent investments and the future committed investments by campground owners, states and the federal government in camping facilities and accessibility to state and federal parks and forests to be positive long-term factors.

Economic and industry-wide factors that have historically affected, and which we believe will continue to affect, our operating results include the costs of commodities, the availability of critical supply components and labor costs incurred in the production of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs will impact our profit margins negatively if we are unable to offset those cost increases through a combination of product recontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. Historically, we have generally been able to offset net cost increases over time through these measures.

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

While the North American RV industry has at times faced supply shortages or delivery delays of other, non-chassis raw material components, the supply chain is currently able to support our demand. If any of these factors were to impact our suppliers' ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected.

Industry Outlook — Europe

The Company monitors industry conditions in the European RV market using a number of resources including its own performance tracking and modeling. The Company also considers retail trends in the European RV market as reported by the European Caravan Federation (“ECF”) and its members. On a monthly basis, the Company receives original equipment manufacturer ("OEM")-specific reports for most of the individual member countries that make up the ECF through the Caravaning Industrie Verband e.V. (“CIVD”). The timing of these reports may vary, but typically they are issued on a one-to-two-month lag. While most countries provide OEM-specific information, the United Kingdom, which made up 22.3% and 9.6% of the caravan and motorcaravan (including campervans) European market for the three months ended March 31, 2024, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 10 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic and other conditions. It is inherently difficult to generalize about the operating conditions within the entire European region.

Independent dealer inventory of our European RV products as of April 30, 2024 was approximately 24,700 units. Independent RV dealer inventory levels of our European products are generally in line with historic seasonal levels in the various countries we serve. Within Germany, which accounts for approximately 60% of our European product sales, independent dealer inventory levels are also generally in line with historical norms. Comparable independent dealer inventory unit information was not available as of April 30, 2023.

THOR’s European RV backlog as of April 30, 2024 decreased $1,539,205, or 44.3%, to $1,935,119 compared to $3,474,324 as of April 30, 2023, primarily due to improved chassis supply availability as chassis constraints in the prior year resulted in significantly elevated backlogs as of April 30, 2023.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Calendar Quarter Ended March 31,		%	Calendar Quarter Ended March 31,		%
	2024	2023	Change	2024	2023	Change
OEM Reporting Countries (1)	35,317	33,504	5.4	10,705	11,431	(6.4)
Non-OEM Reporting Countries (1)	4,982	4,359	14.3	3,840	4,140	(7.2)
Total	40,299	37,863	6.4	14,545	15,571	(6.6)

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

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Calendar Quarter Ended March 31,		Increase	%
	2024	2023	(Decrease)	Change
Motorcaravan and Campervan	9,049	6,694	2,355	35.2
Caravan	1,874	2,057	(183)	(8.9)
Total OEM-Reporting Countries	10,923	8,751	2,172	24.8

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

In Europe, we also continue to experience cost increases, supply shortages and delivery delays of other, non-chassis raw material components which negatively impacted the efficiency of our production in the current fiscal year, which resulted in the continuation of an elevated level of work in process inventory on hand compared to historical norms. We believe these shortages and delays will continue to result in production inefficiencies and a continuation of the elevated level of work in process inventory in the near term, which will have a negative impact on our European operating results as well as on our consolidated results due to the negative impact of carrying excess inventory levels and the negative impact of completing units off the production line.

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

Three Months Ended April 30, 2024 Compared to the Three Months Ended April 30, 2023

NET SALES:	Three Months Ended April 30, 2024	Three Months Ended April 30, 2023	Change Amount	% Change
Recreational vehicles
North American Towable	$1,071,393	$1,124,410	$(53,017)	(4.7)
North American Motorized	646,948	795,940	(148,992)	(18.7)
Total North America	1,718,341	1,920,350	(202,009)	(10.5)
European	931,061	866,751	64,310	7.4
Total recreational vehicles	2,649,402	2,787,101	(137,699)	(4.9)
Other	216,227	201,164	15,063	7.5
Intercompany eliminations	(64,516)	(59,445)	(5,071)	(8.5)
Total	$2,801,113	$2,928,820	$(127,707)	(4.4)

# OF UNITS:
Recreational vehicles
North American Towable	34,193	29,716	4,477	15.1
North American Motorized	4,964	6,203	(1,239)	(20.0)
Total North America	39,157	35,919	3,238	9.0
European	15,363	15,593	(230)	(1.5)
Total	54,520	51,512	3,008	5.8

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$138,103	12.9	$143,988	12.8	$(5,885)	(4.1)
North American Motorized	71,753	11.1	93,307	11.7	(21,554)	(23.1)
Total North America	209,856	12.2	237,295	12.4	(27,439)	(11.6)
European	162,915	17.5	151,780	17.5	11,135	7.3
Total recreational vehicles	372,771	14.1	389,075	14.0	(16,304)	(4.2)
Other, net	49,081	22.7	43,562	21.7	5,519	12.7
Total	$421,852	15.1	$432,637	14.8	$(10,785)	(2.5)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$64,895	6.1	$60,180	5.4	$4,715	7.8
North American Motorized	34,489	5.3	41,880	5.3	(7,391)	(17.6)
Total North America	99,384	5.8	102,060	5.3	(2,676)	(2.6)
European	72,167	7.8	65,065	7.5	7,102	10.9
Total recreational vehicles	171,551	6.5	167,125	6.0	4,426	2.6
Other	19,731	9.1	15,217	7.6	4,514	29.7
Corporate	35,233	—	27,702	—	7,531	27.2
Total	$226,515	8.1	$210,044	7.2	$16,471	7.8

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended April 30, 2024	% of Segment Net Sales	Three Months Ended April 30, 2023	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$68,409	6.4	$77,583	6.9	$(9,174)	(11.8)
North American Motorized	33,172	5.1	48,186	6.1	(15,014)	(31.2)
Total North America	101,581	5.9	125,769	6.5	(24,188)	(19.2)
European	77,382	8.3	72,401	8.4	4,981	6.9
Total recreational vehicles	178,963	6.8	198,170	7.1	(19,207)	(9.7)
Other, net	18,831	8.7	16,970	8.4	1,861	11.0
Corporate	(55,444)	—	(59,689)	—	4,245	7.1
Total	$142,350	5.1	$155,451	5.3	$(13,101)	(8.4)

ORDER BACKLOG:	As of April 30, 2024	As of April 30, 2023	Change Amount	% Change
Recreational vehicles
North American Towable	$741,302	$757,127	$(15,825)	(2.1)
North American Motorized	925,829	1,263,071	(337,242)	(26.7)
Total North America	1,667,131	2,020,198	(353,067)	(17.5)
European	1,935,119	3,474,324	(1,539,205)	(44.3)
Total	$3,602,250	$5,494,522	$(1,892,272)	(34.4)

CONSOLIDATED

Consolidated net sales for the three months ended April 30, 2024 decreased $127,707, or 4.4%, compared to the three months ended April 30, 2023. The decrease in consolidated net sales is primarily due to lower dealer and consumer demand in comparison to the prior-year period, primarily in the North American motorized market. Approximately 33.2% of the Company’s consolidated net sales for the quarter ended April 30, 2024 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The decrease in consolidated net sales includes a nominal increase from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for the three months ended April 30, 2024 decreased $10,785, or 2.5%, compared to the three months ended April 30, 2023. Consolidated gross profit was 15.1% of consolidated net sales for the three months ended April 30, 2024 and 14.8% for the three months ended April 30, 2023. The decrease in consolidated gross profit was primarily due to the impact of the decrease in consolidated net sales while the slight increase in the consolidated gross profit percentage is due to the favorable impacts of selling price increases, stable material costs and cost-saving initiatives in the current-year quarter compared to the prior-year quarter.

Selling, general and administrative expenses for the three months ended April 30, 2024 increased $16,471, or 7.8%, compared to the three months ended April 30, 2023, primarily due to modest increases in deferred compensation, research and development and settlement costs.

The decrease of $13,101, or 8.4%, in income before income taxes for the three months ended April 30, 2024 as compared to the three months ended April 30, 2023 was primarily driven by the decrease in consolidated net sales and the increase in consolidated selling, general and administrative expenses noted above.

The overall effective income tax rate for the three months ended April 30, 2024 was 20.2% compared with 23.0% for the three months ended April 30, 2023. The primary reason for the decrease relates to the favorable impact of the terms of the resolution of certain matters discussed in Note 14 to the Condensed Consolidated Financial Statements during the three months ended April 30, 2024, as the Company expects certain payments made related to these matters to be deductible for tax purposes.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in consolidated selling, general and administrative expenses increased $7,531 for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This increase is primarily due to an increase in deferred compensation expense of $2,922 due to market value fluctuations between the two periods and an increase in innovation-led research and development costs of $3,093.

Net expense in Corporate interest and other income and expense decreased $11,776 for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This net expense decrease included a decrease in net interest expense of $5,360 on our debt, due to increased interest income received from higher average cash balances held and higher interest income rates combined with lower debt interest expense primarily due to lower average debt balances outstanding. The net expense decrease also includes favorable changes of $2,997 in the fair value of the Company's deferred compensation plan assets and $3,263 in the fair value of certain other equity investments, both due to market value fluctuations between the two periods.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2024 compared to the three months ended April 30, 2023:

	Three Months Ended April 30, 2024	% of Segment Net Sales	Three Months Ended April 30, 2023	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$720,194	67.2	$679,753	60.5	$40,441	5.9
Fifth Wheels	351,199	32.8	444,657	39.5	(93,458)	(21.0)
Total North American Towable	$1,071,393	100.0	$1,124,410	100.0	$(53,017)	(4.7)

	Three Months Ended April 30, 2024	% of Segment Shipments	Three Months Ended April 30, 2023	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	28,526	83.4	22,257	74.9	6,269	28.2
Fifth Wheels	5,667	16.6	7,459	25.1	(1,792)	(24.0)
Total North American Towable	34,193	100.0	29,716	100.0	4,477	15.1

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towable
Travel Trailers						(22.3)
Fifth Wheels						3.0
Total North American Towable						(19.8)

The decrease in total North American Towable net sales of 4.7% compared to the prior-year quarter resulted from a 15.1% increase in unit shipments and a 19.8% decrease in the overall net price per unit due to the combined impact of changes in product mix and price. The increase in unit shipments is primarily due to the heightened demand for the lower-cost travel trailer units, which increased 28.2% over the prior-year quarter. According to statistics published by RVIA, for the three months ended April 30, 2024, combined North American travel trailer and fifth wheel wholesale unit shipments increased 15.5% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended March 31, 2024 and 2023, our North American market share for travel trailers and fifth wheels combined was 40.2% and 42.1%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The decrease in the overall net price per unit within the travel trailer product line of 22.3% was primarily due to the combined impact of sales price reductions due to lower input costs and product mix changes trending toward more moderately-priced units as compared to the prior-year quarter. The increase within the fifth wheel product line of 3.0% was primarily due to product mix changes.

North American Towable cost of products sold decreased $47,132 to $933,290, or 87.1% of North American Towable net sales, for the three months ended April 30, 2024 compared to $980,422, or 87.2% of North American Towable net sales, for the three months ended April 30, 2023. Changes in material, labor, freight-out and warranty costs comprised $44,186 of the $47,132 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales decreased to 79.6% for the three months ended April 30, 2024 compared to 79.8% for the three months ended April 30, 2023, primarily due to a decrease in the material costs percentage from the combined net favorable impacts of lower discounting, cost-saving initiatives and product mix changes being partially offset by an increase in the labor percentage.

Total manufacturing overhead decreased $2,946 in correlation with the decrease in net sales but increased slightly as a percentage of North American Towable net sales from 7.4% to 7.5% as the decreased net sales levels resulted in higher overhead costs per unit sold.

The slight decrease in North American Towable gross profit of $5,885 for the three months ended April 30, 2024 compared to the three months ended April 30, 2023 was due to the decrease in net sales.

The increase in North American Towable selling, general and administrative expenses of $4,715 for the three months ended April 30, 2024 compared to the three months ended April 30, 2023 is primarily due to an increase in legal and professional fees and settlement costs of $3,495 and compensation costs of $3,211, partially offset by a reduction in sales-related travel and entertainment costs of $1,152. The increase in the overall selling, general and administrative expense as a percentage of North American Towable net sales is primarily due to the decrease in net sales and the cost increases noted above.

The decrease in North American Towable income before income taxes of $9,174 for the three months ended April 30, 2024 compared to the three months ended April 30, 2023 was primarily attributable to the decrease in North American Towable net sales, and the primary reason for the decrease in percentage was the increase in the selling, general and administrative expense percentage noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2024 compared to the three months ended April 30, 2023:

	Three Months Ended April 30, 2024	% of Segment Net Sales	Three Months Ended April 30, 2023	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$211,340	32.7	$238,972	30.0	$(27,632)	(11.6)
Class C	312,980	48.4	390,839	49.1	(77,859)	(19.9)
Class B	122,628	18.9	166,129	20.9	(43,501)	(26.2)
Total North American Motorized	$646,948	100.0	$795,940	100.0	$(148,992)	(18.7)

	Three Months Ended April 30, 2024	% of Segment Shipments	Three Months Ended April 30, 2023	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	1,040	21.0	1,206	19.4	(166)	(13.8)
Class C	2,867	57.8	3,563	57.4	(696)	(19.5)
Class B	1,057	21.2	1,434	23.2	(377)	(26.3)
Total North American Motorized	4,964	100.0	6,203	100.0	(1,239)	(20.0)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						2.2
Class C						(0.4)
Class B						0.1
Total North American Motorized						1.3

The decrease in total North American Motorized net sales of 18.7% compared to the prior-year quarter resulted from a 20.0% decrease in unit shipments and a 1.3% increase in the overall net price per unit due to the combined impact of changes in product mix and price, which included elevated sales discounts compared to the prior-year quarter. The decrease in unit shipments is primarily due to a softening in current dealer and consumer demand in comparison with the demand in the prior-year quarter. According to statistics published by RVIA, for the three months ended April 30, 2024, combined North American motorhome wholesale unit shipments decreased 19.9% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended March 31, 2024 and 2023, our North American market share for motorhomes was 47.9% for both periods. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within the Class A product line of 2.2% and the Class B product line of 0.1% were primarily due to increases from product mix changes and selling price increases being mostly offset by higher discounting levels since the prior-year quarter. The decrease in the overall net price per unit within the Class C product line of 0.4% was primarily due to higher discounting levels.

North American Motorized cost of products sold decreased $127,438 to $575,195, or 88.9% of North American Motorized net sales, for the three months ended April 30, 2024 compared to $702,633, or 88.3% of North American Motorized net sales, for the three months ended April 30, 2023. The changes in material, labor, freight-out and warranty costs comprised $118,533 of the $127,438 decrease primarily due to the decreased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American Motorized net sales increased to 83.1% for the three months ended April 30, 2024 compared to 82.5% for the three months ended April 30, 2023, with the increase mainly due to an increase in the material cost percentage, primarily due to higher sales discounting effectively decreasing net selling prices and correspondingly increasing the material cost percentage, partially offset by a decrease in the labor percentage.

Total manufacturing overhead decreased $8,905 in correlation with the net sales decrease but was consistent as a percentage of North American Motorized at 5.8% for both periods.

The decrease in North American Motorized gross profit of $21,554 for the three months ended April 30, 2024 compared to the three months ended April 30, 2023 was driven by the decrease in net sales, and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease in North American Motorized selling, general and administrative expenses of $7,391 for the three months ended April 30, 2024 compared to the three months ended April 30, 2023 was primarily due to the decrease in North American Motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $7,822. Selling, general and administrative expense as a percentage of North American Motorized net sales was consistent with the prior year.

The decrease in North American Motorized income before income taxes of $15,014 for the three months ended April 30, 2024 compared to the three months ended April 30, 2023 was primarily due to the decrease in North American Motorized net sales, and the primary reason for the decrease in percentage was the increase in the cost of products sold percentage noted above and an increase in amortization expense as a percentage of net sales.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2024 compared to the three months ended April 30, 2023:

	Three Months Ended April 30, 2024	% of Segment Net Sales	Three Months Ended April 30, 2023	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$492,490	52.9	$394,359	45.5	$98,131	24.9
Campervan	289,450	31.1	282,415	32.6	7,035	2.5
Caravan	64,379	6.9	116,412	13.4	(52,033)	(44.7)
Other	84,742	9.1	73,565	8.5	11,177	15.2
Total European	$931,061	100.0	$866,751	100.0	$64,310	7.4

	Three Months Ended April 30, 2024	% of Segment Shipments	Three Months Ended April 30, 2023	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	6,601	43.0	5,339	34.2	1,262	23.6
Campervan	6,194	40.3	5,694	36.5	500	8.8
Caravan	2,568	16.7	4,560	29.3	(1,992)	(43.7)
Total European	15,363	100.0	15,593	100.0	(230)	(1.5)

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change
European
Motorcaravan	0.0	1.3	1.3
Campervan	0.0	(6.3)	(6.3)
Caravan	0.0	(1.0)	(1.0)
Total European	0.0	8.9	8.9

The increase in total European Recreational Vehicle net sales of 7.4% compared to the prior-year quarter resulted from a 1.5% decrease in unit shipments and an 8.9% increase in the overall net price per unit due to the total combined impact of changes in foreign currency, product mix and price. The increase in European Recreational Vehicle net sales of $64,310 includes no change due to foreign exchange rates since the prior-year quarter.

The overall net price per unit increase of 8.9% includes no impact of foreign currency exchange rate changes and an 8.9% constant-currency increase due to the combined impact of product mix and selling prices, primarily due to the much higher concentration of Motorcaravan sales in the current-year quarter due to improved chassis supply and fewer other component constraints in the current-year quarter.

The constant-currency increase in the overall net price per unit within the Motorcaravan product line of 1.3% was primarily due to the impact of selling price increases and product mix changes. The constant-currency decreases in the overall net price per unit within the Campervan product line of 6.3% and the Caravan product line of 1.0% are primarily due to product mix changes and increased sales discounting. In addition, the current-year quarter included a higher concentration of Campervan units with a customer-supplied chassis that is not included in the unit sales price as opposed to a purchased chassis that is included in the unit sales price.

European Recreational Vehicle cost of products sold increased $53,175 to $768,146, or 82.5% of European Recreational Vehicle net sales, for the three months ended April 30, 2024 compared to $714,971, or 82.5% of European Recreational Vehicle net sales, for the three months ended April 30, 2023. Changes in material, labor, freight-out and warranty costs comprised $45,667 of the $53,175 increase. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales decreased to 72.9% for the three months ended April 30, 2024 compared to 73.0% for the three months ended April 30, 2023, with the slight decrease due to improved labor and warranty cost percentages being mostly offset by an increase in the material cost percentage due to increased sales discounting. Total manufacturing overhead increased $7,508 with the increase in net sales and increased slightly as a percentage of European Recreational Vehicle net sales from 9.5% to 9.6%.

European Recreational Vehicle gross profit increased $11,135 for the three months ended April 30, 2024 compared to the three months ended April 30, 2023 primarily due to the increase in European Recreational Vehicle net sales, and the gross profit percentage remained consistent with the prior-year quarter.

European Recreational Vehicle selling, general and administrative expenses increased $7,102 for the three months ended April 30, 2024 compared to the three months ended April 30, 2023 and included an increase in sales-related travel, advertising and promotional costs of $1,235 in correlation with the increase in European Recreational Vehicle net sales, and an increase of $1,798 in professional fees. The increase in European Recreational Vehicle net sales and income before income taxes also caused related commissions, incentive and other compensation to increase by $1,022. The increase in the overall selling, general and administrative expense as a percentage of European Recreational Vehicle net sales is primarily due to the increase in professional fees noted above.

The increase in European Recreational Vehicle income before income taxes of $4,981 for the three months ended April 30, 2024 compared to the three months ended April 30, 2023 was primarily due to the increase in European Recreational Vehicle net sales. The primary reason for the slight decrease in percentage was the increase in the selling, general and administrative expense percentage noted above.

Nine Months Ended April 30, 2024 Compared to the Nine Months Ended April 30, 2023

NET SALES:	Nine Months Ended April 30, 2024	Nine Months Ended April 30, 2023	Change Amount	% Change
Recreational vehicles
North American Towable	$2,747,815	$3,271,967	$(524,152)	(16.0)
North American Motorized	1,928,531	2,658,042	(729,511)	(27.4)
Total North America	4,676,346	5,930,009	(1,253,663)	(21.1)
European	2,421,556	2,017,991	403,565	20.0
Total recreational vehicles	7,097,902	7,948,000	(850,098)	(10.7)
Other	581,682	598,671	(16,989)	(2.8)
Intercompany eliminations	(170,343)	(163,132)	(7,211)	(4.4)
Total	$7,509,241	$8,383,539	$(874,298)	(10.4)

# OF UNITS:
Recreational vehicles
North American Towable	84,258	81,941	2,317	2.8
North American Motorized	14,984	19,791	(4,807)	(24.3)
Total North America	99,242	101,732	(2,490)	(2.4)
European	40,335	38,131	2,204	5.8
Total	139,577	139,863	(286)	(0.2)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$310,011	11.3	$392,717	12.0	$(82,706)	(21.1)
North American Motorized	211,866	11.0	386,254	14.5	(174,388)	(45.1)
Total North America	521,877	11.2	778,971	13.1	(257,094)	(33.0)
European	405,068	16.7	312,075	15.5	92,993	29.8
Total recreational vehicles	926,945	13.1	1,091,046	13.7	(164,101)	(15.0)
Other, net	123,686	21.3	111,002	18.5	12,684	11.4
Total	$1,050,631	14.0	$1,202,048	14.3	$(151,417)	(12.6)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$184,717	6.7	$192,181	5.9	$(7,464)	(3.9)
North American Motorized	103,756	5.4	142,475	5.4	(38,719)	(27.2)
Total North America	288,473	6.2	334,656	5.6	(46,183)	(13.8)
European	221,119	9.1	192,942	9.6	28,177	14.6
Total recreational vehicles	509,592	7.2	527,598	6.6	(18,006)	(3.4)
Other	56,549	9.7	50,592	8.5	5,957	11.8
Corporate	98,395	—	82,221	—	16,174	19.7
Total	$664,536	8.8	$660,411	7.9	$4,125	0.6

INCOME (LOSS) BEFORE INCOME TAXES:	Nine Months Ended April 30, 2024	% of Segment Net Sales	Nine Months Ended April 30, 2023	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$118,319	4.3	$181,471	5.5	$(63,152)	(34.8)
North American Motorized	96,684	5.0	234,163	8.8	(137,479)	(58.7)
Total North America	215,003	4.6	415,634	7.0	(200,631)	(48.3)
European	144,206	6.0	77,948	3.9	66,258	85.0
Total recreational vehicles	359,209	5.1	493,582	6.2	(134,373)	(27.2)
Other, net	35,650	6.1	30,004	5.0	5,646	18.8
Corporate	(173,033)	—	(156,146)	—	(16,887)	(10.8)
Total	$221,826	3.0	$367,440	4.4	$(145,614)	(39.6)

CONSOLIDATED

Consolidated net sales for the nine months ended April 30, 2024 decreased $874,298, or 10.4%, compared to the nine months ended April 30, 2023. The decrease in consolidated net sales is primarily due to lower current dealer and consumer demand in comparison to demand in the prior-year period, primarily in the North American Towable and Motorized segments. Approximately 32.2% of the Company’s net sales for the nine months ended April 30, 2024 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The decrease in consolidated net sales includes an increase of $77,181 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative periods.

Consolidated gross profit for the nine months ended April 30, 2024 decreased $151,417 compared to the nine months ended April 30, 2023. Consolidated gross profit was 14.0% of consolidated net sales for the nine months ended April 30, 2024 and 14.3% for the nine months ended April 30, 2023. The decreases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the decrease in consolidated net sales in the current-year period compared to the prior-year period and an increase in sales discounting.

Selling, general and administrative expenses for the nine months ended April 30, 2024 increased $4,125, or 0.6%, compared to the nine months ended April 30, 2023, which included decreases due to the 10.4% decrease in consolidated net sales and the decrease in income before income taxes, which resulted in lower commissions and other incentive compensation, and a decrease in net costs related to the ongoing investigation of the Company’s advertising practices in Germany and a product recall as discussed in Note 14 to the Condensed Consolidated Financial Statements. These decreases were more than offset by other cost increases, which included third-party fees related to the debt refinancing in the second quarter of fiscal 2024, research and development costs, dealer settlement and repurchase costs as well as increased advertising and promotion costs.

The decrease of $145,614, or 39.6%, in income before income taxes for the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023 was primarily driven by the decrease in consolidated net sales noted above.

The overall effective income tax rate for the nine months ended April 30, 2024 was 21.6% compared with 23.0% for the nine months ended April 30, 2023. The primary reason for the decrease relates to the favorable impact of the terms of the resolution of certain matters discussed in Note 14 to the Condensed Consolidated Financial Statements during the nine months ended April 30, 2024, as the Company expects certain payments made related to these matters to be deductible for tax purposes.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

The $16,174 increase in Corporate costs included in selling, general and administrative expenses for the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023 includes an increase of $9,112 in legal and professional fees, primarily related to third-party fees of $7,175 incurred with the debt refinancing discussed in Note 12 to the Condensed Consolidated Financial Statements. The $16,174 increase also includes an increase in deferred compensation expense of $6,606 due to market value fluctuations between the two periods, an increase in innovation-led research and development costs of $7,260 and an increase in stock-based and other compensation costs of $6,479. These increases were partially offset by income of $16,900 related to the legal and recall matters discussed in Note 14 to the Condensed Consolidated Financial Statements.

The $713 increase in net expense in Corporate interest and other income and expense for the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023 includes a decrease of $10,009 in non-cash foreign currency gains on certain Euro-denominated loans in the current-year period as compared to the prior-year period. In addition, operating losses related to our Roadpass Digital joint venture as discussed in Note 8 to the Condensed Consolidated Financial Statements were $6,282 larger in the current-year period as compared to the prior-year period, primarily due to the current period including nine months of results as compared to four months in the prior-year period. These net expense increases were mostly offset by favorable changes of $6,223 in the fair value of the Company's deferred compensation plan assets and $4,599 in the fair value of certain other equity investments, both due to market value fluctuations between the two periods. Net interest expense also decreased by $7,856, in spite of the one-time debt refinancing fees incurred in the second quarter of fiscal 2024, due to increased interest income received from higher average cash balances held and higher interest income rates combined with lower debt interest expense, primarily due to lower average debt balances outstanding.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023:

	Nine Months Ended April 30, 2024	% of Segment Net Sales	Nine Months Ended April 30, 2023	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$1,811,215	65.9	$2,030,451	62.1	$(219,236)	(10.8)
Fifth Wheels	936,600	34.1	1,241,516	37.9	(304,916)	(24.6)
Total North American Towable	$2,747,815	100.0	$3,271,967	100.0	$(524,152)	(16.0)

	Nine Months Ended April 30, 2024	% of Segment Shipments	Nine Months Ended April 30, 2023	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	68,808	81.7	63,106	77.0	5,702	9.0
Fifth Wheels	15,450	18.3	18,835	23.0	(3,385)	(18.0)
Total North American Towable	84,258	100.0	81,941	100.0	2,317	2.8

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towable
Travel Trailers						(19.8)
Fifth Wheels						(6.6)
Total North American Towable						(18.8)

The decrease in total North American Towable net sales of 16.0% compared to the prior-year period resulted from a 2.8% increase in unit shipments and a 18.8% decrease in the overall net price per unit due to the combined impact of changes in product mix and price. The increase in unit shipments is primarily due to the recent heightened seasonal demand for the lower cost travel trailer units as compared to the prior-year period. According to statistics published by RVIA, for the nine months ended April 30, 2024, combined North American travel trailer and fifth wheel wholesale unit shipments increased 5.5% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the nine-month periods ended March 31, 2024 and 2023, our North American market share for travel trailers and fifth wheels combined was 40.5% and 42.1%, respectively. Comparisons of Company shipments to industry shipments on an interim basis would not necessarily be indicative of the results expected for a full fiscal year.

The decreases in the overall net price per unit within the travel trailer product line of 19.8% and the fifth wheel product line of 6.6% were primarily due to the combined impact of sales price reductions due to lower input costs, higher sales discounting levels and product mix changes trending toward more moderately-priced units as compared to the prior-year period.

North American Towable cost of products sold decreased $441,446 to $2,437,804, or 88.7% of North American Towable net sales, for the nine months ended April 30, 2024 compared to $2,879,250, or 88.0% of North American Towable net sales, for the nine months ended April 30, 2023. Changes in material, labor, freight-out and warranty costs comprised $421,175 of the $441,446 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales were 80.4% for the nine months ended April 30, 2024 compared to the same 80.4% for the nine months ended April 30, 2023, as a decrease in the material cost percentage was offset by modest increases in the labor and warranty percentages. Total manufacturing overhead decreased $20,271 in correlation with the decrease in sales but increased as a percentage of North American Towable net sales from 7.6% to 8.3%, as the decreased net sales levels resulted in higher overhead costs per unit sold.

The decrease of $82,706 in North American Towable gross profit for the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023 was driven by the decrease in net sales, and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease of $7,464 in North American Towable selling, general and administrative expenses for the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023 includes the impact of the decrease in North American Towable net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $13,827. These decreases were mostly offset by an increase of $10,985 in professional fees and related settlement and RV repurchase costs. The increase in the overall selling, general and administrative expense as a percentage of North American Towable net sales is primarily due to the decrease in net sales.

The decrease of $63,152 in North American Towable income before income taxes for the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023 was primarily due to the decrease in North American Towable net sales, and the primary reasons for the decrease in percentage were the increases in the cost of products sold and selling, general and administrative expense percentages noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023:

	Nine Months Ended April 30, 2024	% of Segment Net Sales	Nine Months Ended April 30, 2023	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$597,559	31.0	$887,678	33.4	$(290,119)	(32.7)
Class C	922,388	47.8	1,216,537	45.8	(294,149)	(24.2)
Class B	408,584	21.2	553,827	20.8	(145,243)	(26.2)
Total North American Motorized	$1,928,531	100.0	$2,658,042	100.0	$(729,511)	(27.4)

	Nine Months Ended April 30, 2024	% of Segment Shipments	Nine Months Ended April 30, 2023	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	2,995	20.0	4,326	21.9	(1,331)	(30.8)
Class C	8,451	56.4	10,844	54.8	(2,393)	(22.1)
Class B	3,538	23.6	4,621	23.3	(1,083)	(23.4)
Total North American Motorized	14,984	100.0	19,791	100.0	(4,807)	(24.3)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						(1.9)
Class C						(2.1)
Class B						(2.8)
Total North American Motorized						(3.1)

The decrease in total North American Motorized net sales of 27.4% compared to the prior-year period resulted from a 24.3% decrease in unit shipments and a 3.1% decrease in the overall net price per unit due to the combined impact of changes in product mix and price, which included elevated sales discounts compared to the prior-year period. The decrease in unit shipments is primarily due to a softening in current dealer and consumer demand in comparison with the demand in the prior-year period, which included independent dealer restocking of certain motorized products. According to statistics published by RVIA, for the nine months ended April 30, 2024, combined North American motorhome wholesale unit shipments decreased 23.8% compared to the same period last year. According to statistics published by Stat Surveys, for the nine-month periods ended March 31, 2024 and 2023, our North American market share for motorhomes was 48.2% and 47.4%, respectively. Comparisons of Company shipments to industry shipments on an interim basis would not necessarily be indicative of the results expected for a full fiscal year.

The decreases in the overall net price per unit within the Class A product line of 1.9%, the Class C product line of 2.1% and the Class B product line of 2.8% were all primarily due to higher discounting levels since the prior-year period and consumers trending toward more moderately-priced units compared to the prior-year period.

North American Motorized cost of products sold decreased $555,123 to $1,716,665, or 89.0% of North American Motorized net sales, for the nine months ended April 30, 2024 compared to $2,271,788, or 85.5% of North American Motorized net sales, for the nine months ended April 30, 2023. Changes in material, labor, freight-out and warranty costs comprised $524,625 of the $555,123 decrease. Material, labor, freight-out and warranty costs as a combined percentage of North American Motorized net sales increased to 82.9% for the nine months ended April 30, 2024 compared to 79.9% for the nine months ended April 30, 2023, with the increase due to an increase in the material cost percentage, primarily due to higher sales discounting, which effectively decreases net selling prices and correspondingly increases the material cost percentage, as well as increased chassis costs. Total manufacturing overhead decreased $30,498 with the decrease in net sales but increased as a percentage of North American Motorized net sales from 5.6% to 6.1% as the decrease in net sales levels resulted in higher overhead costs per unit sold.

The decrease of $174,388 in North American Motorized gross profit for the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023 was driven by the decrease in net sales, while the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease of $38,719 in North American Motorized selling, general and administrative expenses for the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023 is primarily due to the decreases in North American Motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $38,584.

The decrease of $137,479 in North American Motorized income before income taxes for the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023 was primarily due to the decrease in North American Motorized net sales, and the primary reason for the decrease in percentage was the increase in the cost of products sold percentage noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023:

	Nine Months Ended April 30, 2024	% of Segment Net Sales	Nine Months Ended April 30, 2023	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$1,263,814	52.2	$901,926	44.7	$361,888	40.1
Campervan	755,783	31.2	648,717	32.1	107,066	16.5
Caravan	180,093	7.4	272,521	13.5	(92,428)	(33.9)
Other	221,866	9.2	194,827	9.7	27,039	13.9
Total European	$2,421,556	100.0	$2,017,991	100.0	$403,565	20.0

	Nine Months Ended April 30, 2024	% of Segment Shipments	Nine Months Ended April 30, 2023	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	16,714	41.4	12,523	32.8	4,191	33.5
Campervan	16,316	40.5	13,853	36.3	2,463	17.8
Caravan	7,305	18.1	11,755	30.9	(4,450)	(37.9)
Total European	40,335	100.0	38,131	100.0	2,204	5.8

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change
European
Motorcaravan	3.8	2.8	6.6
Campervan	3.8	(5.1)	(1.3)
Caravan	3.8	0.2	4.0
Total European	3.8	10.4	14.2

The increase in total European Recreational Vehicle net sales of 20.0% compared to the prior-year period resulted from increases of 5.8% in unit shipments and 14.2% in the overall net price per unit due to the total combined impact of changes in foreign currency, product mix and price. The increase in European Recreational Vehicle net sales of $403,565 includes an increase of $77,181, or 3.8% of the 20.0% increase, due to the increase in foreign exchange rates since the prior-year period. Sales on a constant-currency basis increased by 16.2%.

The overall net price per unit increase of 14.2% includes an increase of 3.8% due to the impact of foreign currency exchange rate changes and a constant-currency increase of 10.4% due to the combined impact of product mix and selling price increases, primarily due to the much higher concentration of Motorcaravan sales in the current-year period due primarily to improved supply of chassis and other components in the current-year period compared to the prior-year period.

The constant-currency increases in the overall net price per unit within the Motorcaravan product line of 2.8% and the Caravan product line of 0.2% were primarily due to the impact of selling price increases and product mix changes. The constant-currency decrease in the overall net price per unit within the Campervan product line of 5.1% was primarily due to the impact of product mix changes and increased sales discounting. In addition, the current-year period included a higher concentration of Campervan units with a customer-supplied chassis that is not included in the unit sales price as opposed to a purchased chassis that is included in the unit sales price.

European Recreational Vehicle cost of products sold increased $310,572 to $2,016,488, or 83.3% of European Recreational Vehicle net sales, for the nine months ended April 30, 2024 compared to $1,705,916, or 84.5% of European Recreational Vehicle net sales, for the nine months ended April 30, 2023. Changes in material, labor, freight-out and warranty costs comprised $268,517 of the $310,572 increase. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales decreased to 72.7% for the nine months ended April 30, 2024 compared to 73.9% for the nine months ended April 30, 2023, with the decrease primarily due to a decrease in the material cost percentage due to net selling price increases and product mix changes. The labor and warranty cost percentages also improved. Total manufacturing overhead increased with the increase in European Recreational Vehicle net sales but remained consistent as a percentage of European Recreational Vehicle net sales at 10.6% for both periods.

The increase of $92,993 in European Recreational Vehicle gross profit for the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023 was primarily due to the increase in European Recreational Vehicle net sales and the decrease in the cost of products sold percentage noted above.

The increase of $28,177 in European Recreational Vehicle selling, general and administrative expenses for the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023 was primarily due to the increase in European Recreational Vehicle net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $8,403. Sales-related travel and advertising and promotional costs also increased $10,163, primarily due to increased display space at the annual Dusseldorf show and attending more regional shows in comparison to the prior-year period. An increase in the foreign exchange rates in the current period as compared to the prior-year period also contributed to the overall increase.

The increase of $66,258 in European Recreational Vehicle income before income taxes for the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023 was primarily due to the increase in European Recreational Vehicle net sales. The primary reasons for the increase in percentage were the decreases in both the cost of products sold and selling, general and administrative expense percentages noted above. Amortization expense was also 0.4% lower as a percentage of sales in the current year compared to the prior-year period.

Liquidity and Capital Resources

As of April 30, 2024, we had $371,819 in cash and cash equivalents, of which $264,541 was held in the U.S. and the equivalent of $107,278, predominantly in Euros, was held in Europe, compared to $441,232 on July 31, 2023, of which $338,703 was held in the U.S. and the equivalent of $102,529, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of the $69,413 decrease in cash and cash equivalents are described in more detail below, but the decrease was primarily attributable to cash provided by operations of $207,532 being more than offset by cash used in investing activities of $102,889 and cash used in financing activities of $173,327.

Net working capital at April 30, 2024 was $1,131,154 compared to $1,077,098 at July 31, 2023. Capital expenditures of $106,069 for the nine months ended April 30, 2024 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. In addition, the unused availability under our revolving asset-based credit facility is generally available to the Company for general operating purposes and approximated $998,000 at April 30, 2024. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

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

Our current estimate of committed and internally approved capital spend for the remainder of fiscal 2024 is $35,000, primarily for certain building projects and certain automation projects, as well as replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business. We anticipate that these expenditures will be funded by cash provided by our operating activities.

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

Operating Activities

Net cash provided by operating activities for the nine months ended April 30, 2024 was $207,532 as compared to net cash provided by operating activities of $474,120 for the nine months ended April 30, 2023.

For the nine months ended April 30, 2024, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $392,784 of operating cash. The change in net working capital resulted in a net use of $185,252 of operating cash during that period, primarily due to a seasonal increase in trade accounts receivable, required income tax payments during the period exceeding the income tax provision for the period, and a decrease in certain accrued liabilities as a result of the reduction in sales and production when compared to the prior-year period.

For the nine months ended April 30, 2023, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $511,534 of operating cash. The change in working capital resulted in the use of $37,414 of operating cash during that period.

Investing Activities

Net cash used in investing activities for the nine months ended April 30, 2024 was $102,889, primarily due to capital expenditures of $106,069.

Net cash used in investing activities for the nine months ended April 30, 2023 was $171,562, primarily due to capital expenditures of $150,466.

Financing Activities

Net cash used in financing activities for the nine months ended April 30, 2024 was $173,327, which included borrowings of $113,502 on the asset-based credit facility for temporary working capital needs and subsequent payments of $111,555 on the asset-based credit facility. In addition, borrowings of $186,723 were made in connection with the debt refinancing as discussed in Note 12 to the Condensed Consolidated Financial Statements, and payments totaling $227,626 were made on the term-loan credit facilities, of which $127,626 was paid in connection with the debt refinancing. Treasury share repurchases of $43,034 were made and regular quarterly dividend payments of $0.48 per share for each of the first three quarters of fiscal 2024 were also made totaling $76,730.

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

The Company also holds $413,795 of debt denominated in Euros at April 30, 2024. A hypothetical 10% change in the Euro/U.S. Dollar exchange rate would change our April 30, 2024 debt balance by approximately $41,380.

INTEREST RATE RISK – Based on our assumption of the Company’s floating-rate debt levels over the next 12 months, a one-percentage-point increase in interest rates (approximately 13.1% of our weighted-average interest rate at April 30, 2024) would result in an estimated $7,112 reduction in income before income taxes over a one-year period.

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

During the quarter ended April 30, 2024, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

No director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) during the three months ended April 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2024, the Company used $12,997 to purchase shares of common stock under its share repurchase authorizations. The Company’s total remaining authorizations for common stock repurchases was $448,173 at April 30, 2024.

A summary of the Company’s share repurchases during the three months ended April 30, 2024 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
2/1/24 – 2/29/24	—	$—	—	$461,170
3/1/24 – 3/31/24	—	$—	—	$461,170
4/1/24 – 4/30/24	126,754	$102.54	126,754	$448,173
	126,754		126,754

(1)On December 21, 2021, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to repurchase shares of the Company’s common stock through December 21, 2024. On June 24, 2022, the Board authorized Company management to utilize up to an additional $448,321 to repurchase shares of the Company’s common stock through July 31, 2025. Under the two share repurchase authorizations, the Company is authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of its common stock in the open market, in privately negotiated transactions or by other means. The timing and amount of share repurchases will be determined at the discretion of the Company’s management team based upon the market price of the stock, management's evaluation of general market and economic conditions, cash availability and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under this program. During the three months ended April 30, 2024, the Company purchased 126,754 shares of its common stock, at various times in the open market, at a weighted-average price of $102.54 and held them as treasury shares at an aggregate purchase price of $12,997, with 125,318 shares, or $12,849, coming from the December 21, 2021 authorization and 1,436 shares, or $148, coming from the June 24, 2022 authorization. During the nine months ended April 30, 2024, the Company purchased 454,630 shares of its common stock, at various times in the open market, at a weighted-average price of $94.66 and held them as treasury shares at an aggregate purchase price of $43,034, with 453,194 shares, or $42,886, coming from the December 21, 2021 authorization and 1,436 shares, or $148, coming from the June 24, 2022 authorization. Since the inception of the initial December 21, 2021 authorization, the Company has purchased 2,948,405 shares of its common stock, at various times in the open market, at a weighted-average price of $84.84 and held them as treasury shares at an aggregate purchase price of $250,148. As of April 30, 2024, there are no remaining shares of the Company's common stock that may be repurchased under the December 21, 2021 authorization. As of April 30, 2024, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $448,173.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2024 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	June 5, 2024	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	June 5, 2024	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer