Form 10-K
period 2024-07-31
THOR INDUSTRIES INC
filed 2024-09-24
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2024
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
Yes  ☐    No  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2024 was approximately $5.761 billion based on the closing price of the registrant’s common shares on January 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) current executive officers of the registrant who are identified as “named executive officers” pursuant to Item 10 of the registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024 and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. The exclusion of such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of shares of the registrant’s common stock outstanding as of September 16, 2024 was 52,931,424.
Documents incorporated by reference:
Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated, all Dollar and Euro amounts are presented in thousands except per share data.
ITEM 1. BUSINESS

General

Our Company was founded in 1980 and has grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. The Company manufactures a wide variety of RVs in the United States (“U.S.”) and Europe, and sells those vehicles, as well as related parts and accessories, primarily to independent, non-franchise dealers throughout the United States, Canada and Europe. We are incorporated in Delaware and are the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Our principal executive office is located at 601 East Beardsley Avenue, Elkhart, Indiana 46514 and our telephone number is (574) 970-7460. Our Internet address is www.thorindustries.com. We maintain copies of our recent filings with the Securities and Exchange Commission (“SEC”), available free of charge, on our web site. Unless the context otherwise requires or indicates, all references to “THOR”, the “Company”, “we”, “our” and “us” refer to THOR Industries, Inc. and its subsidiaries.

Our principal North American recreational vehicle operating subsidiaries are Airstream, Inc. (“Airstream”), Heartland Recreational Vehicles, LLC (“Heartland”, which includes Cruiser RV, LLC (“CRV”) and DRV, LLC (“DRV”)), Jayco, Inc. (“Jayco”, which includes Jayco, Starcraft, Highland Ridge and Entegra Coach), Keystone RV Company (“Keystone”, which includes CrossRoads and Dutchmen), K.Z., Inc. (“KZ”, which includes Venture RV), Thor Motor Coach, Inc. (“Thor Motor Coach”) and Tiffin Motorhomes, Inc. (“Tiffin Group”).

Our European recreational vehicle operations include eight primary RV production locations producing numerous brands within Europe, including Buccaneer, Buerstner, Carado, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore.

North American Recreational Vehicles

For the fiscal years ended July 31, 2024, 2023 and 2022, THOR, through its operating subsidiaries, is the largest manufacturer of RVs in North America, by units sold and revenue, based on retail statistics published by Statistical Surveys, Inc. (“Stat Surveys”) and other reported data. Our North American operating subsidiaries are as follows:

Airstream

Airstream manufactures and sells premium quality travel trailers and motorhomes. Airstream travel trailers are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreational vehicle industry. Airstream manufactures and sells travel trailers under the trade names Airstream Classic, Airstream Pottery Barn, Globetrotter, International, Tradewind, Flying Cloud, Caravel, Bambi and Basecamp. Airstream also sells the Interstate, Atlas and Rangeline series of Class B motorhomes.

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

Keystone

Keystone manufactures and sells conventional travel trailers and fifth wheels and includes the operations of Keystone, Dutchmen and CrossRoads. Keystone manufactures and sells conventional travel trailers and fifth wheels under trade names such as Montana, Springdale, Hideout, Sprinter, Outback, Arcadia, Bullet, Fuzion, Raptor, Passport, Cougar and Coleman, while the Dutchmen travel trailer and fifth wheel trade names include Kodiak, Aspen Trail, Astoria, Voltage and Colorado. CrossRoads manufactures and sells conventional travel trailers and fifth wheels under trade names such as Cruiser, Volante, Sunset Trail and Zinger and luxury fifth wheels under the trade name Redwood.

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

Thor Motor Coach

Thor Motor Coach manufactures and sells gasoline and diesel Class A, Class B and Class C motorhomes. Its products are sold under trade names such as Ace, Aria, Axis, Challenger, Chateau, Compass, Dazzle, Delano, Echelon, Four Winds, Gemini, Geneva, Hurricane, Inception, Indigo, Luminate, Magnitude, Miramar, Omni, Outlaw, Palazzo, Palazzo GT, Quantum, Resonate, Rize, Riviera, Sanctuary, Scope, Sequence, Tellaro, Tiburon, Tranquility, Tuscany, Twist, Vegas and Windsport.

Tiffin Group

The Tiffin Group manufactures and sells conventional motorhomes and includes the operations of Tiffin Motorhomes, Inc. Tiffin Motorhomes, Inc. manufactures and sells premium diesel and gasoline Class A, Class C and Class B motorhomes under trade names such as Allegro, Allegro Bay, Allegro Breeze, Allegro Bus, Allegro Red, Byway, GH1, Midas, Phaeton, Wayfarer and Zephyr.

European Recreational Vehicles

THOR, through its Erwin Hymer Group (“EHG”) operating subsidiary, is a leading manufacturer of recreational vehicles in Europe, according to statistics published by the Caravaning Industry Association e.V. (“CIVD”) and the European Caravan Foundation (“ECF”).

Erwin Hymer Group

EHG manufactures towable and motorized recreational vehicles, including motorcaravans, caravans, campervans and urban vehicles in eight primary RV production locations within Europe. EHG produces and sells numerous brands primarily within Europe, such as Buccaneer, Buerstner, Carado, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore. In addition, EHG’s operations include other RV-related products and services.

Other

Airxcel

Airxcel, Inc. (“Airxcel”), through its operating divisions and subsidiaries (including Aqua-Hot, Cleer Vision Windows, Coleman-Mach, Dicor Products, InVision, Maxxair, MCD Innovations, Suburban, United Shade, Velarium and Vixen Composites) manufactures a comprehensive line of high-quality RV-related products which they sell primarily to RV original equipment manufacturers as well as consumers via aftermarket sales through dealers and retailers.

Postle

Postle Operating, LLC (“Postle”) manufactures and sells aluminum extrusions and specialized component products to RV and other manufacturers.

Product Line Sales and Segment Information

The Company has three reportable segments: (1) North American Towable Recreational Vehicles, (2) North American Motorized Recreational Vehicles and (3) European Recreational Vehicles. The North American Towable Recreational Vehicles reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (including Cruiser RV and DRV), Jayco (including Jayco towable, Starcraft and Highland Ridge), Keystone (including CrossRoads and Dutchmen), and KZ (including Venture RV). The North American Motorized Recreational Vehicles reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (including Jayco motorized and Entegra Coach), Thor Motor Coach and the Tiffin Group. The European Recreational Vehicles reportable segment consists solely of the EHG business. EHG manufactures a full line of motorized and towable recreational vehicles, including motorcaravans, campervans, urban vehicles and caravans in eight RV production locations within Europe.

The operations of the Company’s Airxcel and Postle subsidiaries are included in “Other” in Note 3 to the Consolidated Financial Statements. Net sales included in Other primarily relate to the sale of aluminum extrusions and specialized RV component products. Intercompany eliminations adjust for Airxcel and Postle sales to the Company’s North American Towable and North American Motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of such components to third-party customers.

Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, deferred compensation plan assets, equity and other investments and certain Corporate real estate holdings primarily utilized by certain U.S.-based operating subsidiaries.

The table below sets forth the contribution of each of the Company’s reportable segments to net sales in each of the last three fiscal years:

	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Recreational vehicles:
North American Towable	$3,679,671	36.6	$4,202,628	37.8	$8,661,945	53.1
North American Motorized	2,445,850	24.4	3,314,170	29.8	3,979,647	24.4
European	3,364,980	33.5	3,037,147	27.3	2,887,453	17.7
Total recreational vehicles	9,490,501	94.5	10,553,945	94.9	15,529,045	95.2
Other (1)	781,927	7.8	777,639	7.0	1,225,824	7.5
Intercompany eliminations	(229,020)	(2.3)	(209,979)	(1.9)	(442,344)	(2.7)
Total	$10,043,408	100.0	$11,121,605	100.0	$16,312,525	100.0
(1)Other totals include 11 months of operations in FY 2022 for Airxcel from the September 1, 2021 acquisition date.

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

An alcove motorcaravan is one where there is an additional sleeping space located above the driver’s cab. This superstructure is called an “alcove,” and it comprises sleeping accommodations for two people. Behind the driver’s cab is an additional bedroom and a living space with basic equipment.

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

Production

In order to minimize finished inventory, our recreational vehicles in both North America and Europe are generally produced to dealer order. Our facilities are designed to provide efficient, assembly-line manufacturing of products. In North America, capacity increases can generally be achieved relatively quickly and at relatively low cost, largely by acquiring, leasing or building additional facilities and equipment and increasing the number of production employees. In Europe, that process is typically longer and involves higher costs. In North America, capacity decreases can generally be achieved relatively quickly and at relatively low cost, mainly by decreasing the number of production employees. In Europe, short-term capacity decreases can generally be achieved by adjusting work schedules and reducing the number of short-term contract and temporary workers.
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

It is extremely difficult to predict when or whether future supply chain issues related to chassis or other components used in the production of RVs will arise. Modifying available chassis for certain motorized products to use for other products is not a viable alternative, particularly in the short term, due to engineering requirements. The North American recreational vehicle industry has, from time to time in the past, experienced shortages of chassis for various reasons, including component shortages, production delays or other production issues and work stoppages at the chassis manufacturers. In Europe, while overall chassis supply has improved, we anticipate disruptions in the sequence of chassis delivery to continue through the remainder of calendar year 2024. The sequence of chassis supply inhibits our ability to efficiently and consistently maintain our planned production levels. Uncertainties related to changing emission standards may also impact consumer buying patterns.

While the North American RV industry has at times faced supply shortages or delivery delays of other, non-chassis raw material components, the supply chain is currently able to support our demand. If supply shortages or delivery delays were to adversely impact our suppliers’ ability to fully meet our needs for key components, our costs of such components and our production output could be adversely affected.

In Europe, we continued to experience cost increases, supply shortages and delivery delays of other, non-chassis raw material components which negatively impacted the efficiency of our production in the current fiscal year. We believe these shortages and delays will continue to result in production inefficiencies in the near term, which will have a negative impact on our operating results due to lost efficiencies as a result of not completing units off the production line within the normal production schedule.

Where possible, we will continue to work closely with our suppliers on various supply chain strategies to minimize any constraints and will work to identify alternative suppliers. Furthermore, to minimize the future impact of supply chain constraints, we have identified a second-source supplier base for certain component parts, however, the engineering requirements required with an alternate component part, particularly the chassis our various units are built upon, limit the impact of these alternative suppliers on reducing any near-term supply constraints.

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

Marketing and Distribution

We sell our recreational vehicles primarily to independent, non-franchise dealers located throughout the United States, Canada and Europe. Each of our recreational vehicle operating subsidiaries sells to its own network of independent dealers, with many dealers carrying more than one of our product lines as well as products from other manufacturers. As of July 31, 2024, there were approximately 2,400 independent, non-franchise dealership locations carrying our products in the U.S. and Canada and approximately 1,100 dealership locations, of which two are Company-owned, carrying our products throughout Europe. We believe that the working relationships between the management and sales personnel of our operating entities and the independent dealers provide us with valuable information on customer preferences and the quality and marketability of our products.

Our European brands distribute their vehicles in Europe through dealer networks that offer various EHG brands covering all price segments in each region, avoiding brand overlap even in regions with two or more dealers that offer EHG brands. The European dealer base is comprised primarily of independent dealers, although EHG does operate two Company-owned dealerships. Approximately 53% of independent European dealers sell EHG brands exclusively.

Each of our recreational vehicle operating subsidiaries has its own wholesale sales force that works directly with its independent dealers. Typically, there are wholesale shows held during the year in certain locations within the United States and Europe. These shows allow dealers to view new and existing products as well as place orders.

Historically, the most important retail sales events occur at various consumer recreational vehicle shows or trade fairs which take place throughout the year at different locations across the United States, Canada and Europe. We believe that we, and our dealers, are well-positioned to reach new and existing RV consumers through a strategic combination of retail shows and digital marketing activities. We also benefit in the United States from the recreational vehicle awareness advertising and marketing programs sponsored by the RVIA in national print media and television.

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

One dealer, FreedomRoads, LLC, accounted for approximately 14.0% of our consolidated net sales in fiscal 2024 and for approximately 13.0% in both fiscal 2023 and fiscal 2022. This dealer also accounted for approximately 10.0% of the Company’s consolidated trade accounts receivable at July 31, 2024 and approximately 13.0% at July 31, 2023.

We generally do not finance dealer purchases. Most dealers are financed on a “floor plan” basis by an unrelated bank or financing company, which lends the dealer all, or substantially all, of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreational vehicle industry, we will generally execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request. Repurchase agreements provide that, typically for a period of up to 18 months after a unit is financed and in the event of default by the dealer and notification from the lending institution of the dealer default, we will repurchase all of the applicable or qualifying dealer units repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. Estimating the timing and volume of any potential future repurchase demands, and the related losses to the Company, is difficult and subject to uncertainty. The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2024 and July 31, 2023 were $3,642,137 and $3,893,048, respectively. Losses incurred related to repurchase agreements that were settled in fiscal 2024 totaled $7,107, and the losses incurred due to repurchases were not material in fiscal 2023 or fiscal 2022.

Backlog

The backlogs for our North American Towable, North American Motorized and European Recreational Vehicle segments as of July 31, 2024 and July 31, 2023, respectively, were as follows:

	July 31, 2024	July 31, 2023	Change Amount	% Change
Recreational vehicles
North American Towable	$552,379	$756,047	$(203,668)	(26.9)
North American Motorized	776,903	1,242,936	(466,033)	(37.5)
Total North America	1,329,282	1,998,983	(669,701)	(33.5)
European	1,950,793	3,549,660	(1,598,867)	(45.0)
Total	$3,280,075	$5,548,643	$(2,268,568)	(40.9)

The decrease in total North American backlog is primarily due to a reduction in orders from dealers, mainly for motorized products, which we believe is due to lower retail sales and dealer concerns over current interest costs and other carrying costs compared to the prior year.

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

The decrease in European Recreational Vehicle backlog is primarily due to improved chassis supply availability resulting in normalized dealer stocking levels at July 31, 2024, while chassis constraints in the prior year resulted in the significantly elevated backlog as of July 31, 2023.

Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. The manufacturing time in the recreational vehicle business is relatively short. Barring any significant and longer-term material supply constraints, the existing backlogs of the North American Towable, North American Motorized and European Recreational Vehicle segments are generally expected to be filled in the remainder of calendar 2024 and the first half of calendar 2025.

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

Regulation

In the countries where we operate and our products are sold, we are subject to various vehicle safety and compliance standards. Within the United States, we are a member of the RVIA, a voluntary association of recreational vehicle manufacturers which promulgates recreational vehicle safety standards in the United States. We manufacture recreational vehicles in accordance with these standards and, in turn, are permitted to place an RVIA seal on each of our North American recreational vehicles to certify that the RVIA’s standards have been met. We also comply with the National Highway Traffic Safety Administration (“NHTSA”) in the U.S. and with similar standards within Canada and Europe as it relates to the safety of our products. We rely upon certifications obtained by chassis manufacturers with respect to compliance with applicable motorized vehicle emission control standards and work with chassis manufacturers to ensure they remain compliant with the United States Environmental Protection Agency (“EPA”)) and state-specific requirements, including mandates on the production and sale of zero-emission vehicles and near-zero emission vehicles.

Governmental authorities in the regions in which we operate have various environmental control standards relating to air, water and noise pollution which affect our business and operations. For example, these standards, which are generally applicable to all companies, control our choice of paints, our air compressor discharge, the handling of our waste water and the noise emitted by our factories, among other things.

Our facilities are subject to, and are periodically inspected by, various governmental and industry agencies concerned with health and safety in the workplace to ensure that our facilities and products comply with applicable governmental and industry standards.

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

Our primary RV competitors within the North American Towable and North American Motorized segments are Forest River, Inc. and Winnebago Industries, Inc. We are the largest recreational vehicle manufacturer in North America in terms of both units sold and revenue. According to Statistical Surveys, Inc., for the six months ended June 30, 2024, THOR’s current combined U.S. and Canadian market share based on unit retail sales was approximately 40.2% for travel trailers and fifth wheels combined and approximately 47.2% for motorhomes.

Our primary RV competitors within the European Recreational Vehicle segment are Trigano, Hobby/Fendt, Knaus Tabbert and various vehicle manufacturers. According to CIVD, EHG’s current European market share for the six months ended June 30, 2024 based on unit retail sales was approximately 25.3% for motorcaravans and campervans combined and approximately 18.3% for caravans.

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

At July 31, 2024, we employed approximately 22,300 full-time employees worldwide, including approximately 13,900 full-time employees in the United States, of which approximately 2,300 were salaried, and approximately 8,400 full-time employees in Europe, of which approximately 4,100 were salaried. As of July 31, 2024, approximately 250 of our North American employees were represented by certified labor organizations. Our European-based operations are subject to employee contracts, Works Councils and certain other labor organizations. We believe that we maintain a good working relationship with our employees.

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

Inclusion

We strive to have an inclusive culture which enables our family of companies to be more innovative and responsive to consumer needs and deliver strong sustained performance and growth. Our commitment is to foster an inclusive workplace where dignity and respect for team members are championed and where each team member is supported to achieve their maximum potential. Guided by THOR’s commitment to such principles, each of our operating companies develops and establishes its own specific inclusion strategy. With each strategy, our companies have utilized THOR’s guide to measure effectiveness and goal achievement.

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
•the financial health of our independent dealers and their ability to successfully manage through various economic conditions;
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

The risks and uncertainties described below are not the only ones we face and represent risks that our management believes are currently material to our Company and our business. Additional risks and uncertainties not presently known to us or that we currently deem not material may also harm our business. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed.

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

In addition to the RV industry cyclicality, we have experienced, and expect to experience in future periods, significant variability in quarterly production rates, sales and net income as a result of annual seasonality in our business. Because recreational vehicles are used primarily by vacationers and campers, demand, sales and profits in the RV industry generally decline during the fall and winter months, while demand, sales and profits are generally highest during the spring and summer months. Various factors such as constraints in the labor pool, supply chain disruptions, economic conditions and desired dealer stocking levels have disrupted, and may disrupt in the future, the historical trends in the seasonality of our business in both North America and Europe.

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
•Occurrence of disruptive or catastrophic health, economic or political events; and
•Sales of our common stock held by certain equity investors or members of management.

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

With our global footprint, our business could be adversely affected by macroeconomic and geopolitical developments or other events.

Due to the interconnectedness of the global economy, the challenges of a financial crisis, economic downturn or recession, natural disaster, war, geopolitical crisis, public health emergency or other significant event in one area of the world can have a sudden material adverse impact on markets around the world. RV industry sales volume in our key markets can be volatile and could decline if there is a financial crisis, recession or significant geopolitical event. Our results of operations are generally sensitive to changes in overall economic and political conditions, including recessionary conditions, inflationary or deflationary pressures, prolonged high unemployment rates, significant changes in the cost and/or availability of fuel or energy, low consumer confidence, higher interest rates, restrictions and/or shortages of natural gas or other fuels, terrorism and military conflicts. Historically, we have seen that in times of economic uncertainty, consumers who have less discretionary income generally defer spending on high-cost, discretionary products, such as RVs. Recently, we have seen demand for RVs decrease, particularly in North America, amid high inflation, rising interest rates, political uncertainty and numerous other macroeconomic indices which have generally worsened in the regions in which we operate. If economic and political conditions worsen and RV sales decline, our operating results and financial condition would be negatively affected.

The industry in which we operate is highly competitive both in North America and in Europe and our requirements as a public company may put us at a competitive disadvantage.

The RV industry is generally characterized by relatively low barriers to entry, which results in a highly competitive business environment. According to Stat Surveys and CIVD, respectively, there are approximately 80 RV manufacturers in the U.S. and Canada and approximately 30 RV manufacturers across Europe. Competition within the industry is based upon price, design, value, quality, service, brand awareness and reputation, as well as other factors. Competitive pressures have, from time to time, resulted in a reduction of our profit margins and/or a reduction in our market share. In periods of economic downturn, these competitive pressures can increase as RV manufacturers compete for a share of a smaller RV market. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. In addition, as a public company, we are required to disclose certain information that may put us at a competitive disadvantage compared to certain of our competitors who are either non-public or are not required to disclose specific industry-related information due to the immateriality of that information to their parent company’s consolidated operations.

Due to the anticipated long-term interest in the RV lifestyle, a number of start-up companies in North America, and certain automotive manufacturers, in both North America and Europe, have entered the RV industry within the last few years and introduced products that directly compete with our products. If existing or new competitors develop products that are superior to, are more innovative than, achieve better consumer acceptance than, or are offered at a lower net price to dealers than our products, our market share, sales volume and profit margins may be adversely affected. Not only does our Company compete against numerous existing RV manufacturers, but a number of our operating subsidiaries directly compete with each other.

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

Our long-term success and competitiveness depend on the successful execution of our innovation initiatives.

A key driver in our historical performance and growth has been our ability to maintain our strong brands and to continuously develop and introduce innovative new and improved products at a reasonable cost that are desired by consumers. Adoption of new technological advances and changing governmental regulatory mandates could result in changes to product offerings and in consumer preferences for recreational vehicles or the types of recreational vehicles consumers prefer. These changes could include shifts to smaller recreational vehicles, electric recreational vehicles, autonomous recreational vehicles, connected recreational vehicles, or other currently unanticipated changes. Our ability to successfully maintain our market position or grow through investments in the areas of electrification, connectivity and digital services depends on many factors, including advancements in technology, regulatory changes, infrastructure development (e.g., a widespread vehicle charging network) and other factors that are difficult to predict.

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

We depend on timely and sufficient delivery of raw materials and component parts from our suppliers. If there is a shortage of raw materials or component parts in our supply chain or a supplier is unable to deliver raw materials and component parts to us because of production issues, labor constraints, limited availability of materials, shipping problems or other reasons, the shortage may disrupt our operations or increase our cost of production. For example, we have experienced supply shortages and delivery delays of non-chassis raw material components in Europe. This negatively impacted the efficiency of our production in fiscal 2024 and resulted in an elevated level of work in process inventory on hand compared to historical norms. Such conditions could reoccur in Europe in the future and could have negative impacts on net sales and financial results due to not completing units on the production line and carrying higher volumes of incomplete units than historical norms.

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

The North American and European RV industries have, from time to time in the past, experienced shortages of chassis for various reasons, including component shortages, production delays, capacity constraints, labor constraints and work stoppages at the chassis manufacturers. For example, from calendar year 2020 through 2023, a number of our North American and European chassis suppliers experienced supply constraints of key components they required to manufacture chassis, including semiconductor chips, which limited their production of chassis. The reduced supply of chassis negatively impacted our production rates and sales of motorized RVs, particularly in Europe, during this period. In addition, within our European operations, unpredictable deliveries of chassis by the chassis manufacturers during this same period, and in calendar 2024, had a further negative impact on our results of operations due to missed sales and/or increased labor and overhead costs related to adjusting our own production schedules to accommodate the chassis received versus the chassis expected to be delivered. Such conditions could reoccur in the future and would have a negative impact on our results of operations.

Government regulations aimed at reducing emissions and increasing fuel efficiency that impact our motorized chassis suppliers could negatively impact their production capacity and cost structure which could in turn negatively impact the supply of motorized chassis and/or result in increased input costs for our products. Government regulations could also accelerate the transition to electric vehicles, which may impact our product offerings and increase the cost of motorized chassis. Such rise in cost could outweigh the perceived benefits to consumers, negatively affecting our sales mix and pricing, resulting in decreased sales and/or margins.

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

Our motorized chassis suppliers may need to substantially modify their product offerings to comply with regulations related to emissions, fuel economy, autonomous driving technology, environmental and other regulations which could result in increased costs and/or a lack of adequate motorized chassis supply to us, which in turn may result in higher wholesale product input costs and decreased margins, which would have an adverse impact on our financial condition or results of operations.

In addition, as is standard in the industry, our arrangements with chassis and other suppliers are generally terminable at any time either by us or by the supplier. If we cannot obtain an adequate supply of chassis, raw materials or other key components, this would result in a decrease in our sales and earnings.

Product recalls, customer satisfaction actions and complying with our recall obligations for both our products and for component parts supplied by vendors could adversely affect our financial condition and harm our reputation.

We provide warranties on the products we sell. These warranties vary depending on the type of product and geographic location of the sale; however, in general, our warranties promise, within certain specified time periods following a retail sale, that we will repair, replace or adjust parts on our products that are not performing within acceptable standards or tolerances. These warranties extend to some, but not all, of our vendor-supplied raw materials and component parts as well. Estimated warranty costs are accounted for at the time of product sale and adjusted on a quarterly basis to reflect our best estimate of the amounts necessary to settle existing and future claims on our products. An increase in actual warranty claim costs as compared to our estimates could result in increased warranty liabilities and expense which could have an adverse impact on our earnings.

Government safety standards require manufacturers to remedy issues related to vehicle safety through safety recall campaigns, and we regularly engage in voluntary recalls when we determine our products may have a safety issue. Issues subject to recall include both materials and workmanship from our companies as well as component parts supplied by vendors. The cost of certain recall and customer satisfaction actions have been substantial in the past and future recalls or customer satisfaction actions to remedy issues in products that have been sold could also be substantial and could have a material adverse effect on our financial condition and results of operations. In addition, multiple recalls to address safety or significant operating concerns could erode consumer confidence in our brands and adversely affect our reputation or the public perception and market acceptance of our products, resulting in lower sales and an adverse impact on our business and results of operations. Although we maintain appropriate reserves for such recall contingencies, from time to time we have been and likely will again be faced with specific campaigns that result in material expense. To mitigate this risk, we endeavor to compel our suppliers to maintain appropriate levels of insurance coverage and agree to commercially reasonable indemnification requirements. Our efforts may not be successful and the failure of suppliers to maintain sufficient insurance coverage or provide meaningful indemnification protection could result in increased expense and adversely affect our financial condition and results of operations.

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

Sales to FreedomRoads, LLC accounted for approximately 14.0% of our consolidated net sales for fiscal 2024. During recent years, FreedomRoads, LLC has acquired a number of formerly independent RV dealerships. The leverage to negotiate better terms with us arising from FreedomRoads, LLC’s acquisitions or the loss of independent dealers could have a material adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of FreedomRoads, LLC could negatively impact our sales and accounts receivable and could, in the event of a financing default, trigger repurchase obligations under our repurchase agreements, which would have a significant adverse effect on our liquidity and results of operations.

Recently, a number of other U.S.-based independent dealers have acquired, and continue to acquire, formerly independent RV dealerships, resulting in further independent dealer concentration and improved negotiating leverage for these multi-location dealers. Continued consolidation in the U.S. independent dealer network could negatively impact our sales or gross margins and increase the concentration of our exposure under repurchase obligations related to these independent dealers.

A material portion of our revenue is derived from sales of our products to international sources.

Combined sales from the United States to foreign countries (predominately Canada) and sales from our foreign subsidiaries to countries other than the U.S. (predominately within the European Union) represented approximately 38.4% of THOR’s consolidated sales for fiscal 2024. Global political uncertainty poses risks of volatility in global markets, which could negatively affect our operations and financial results. Changes in U.S. policy regarding foreign trade or manufacturing may create negative sentiment about the U.S. among non-U.S. dealers, end customers, employees or prospective employees, all of which could adversely affect our business, sales, hiring and employee retention.

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
•Risks related to regulatory environments or product categories with which we have limited or no experience;
•Risks related to acquisitions outside of our historical RV OEM operations, which may carry new and less well-known operational challenges;
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

Our long-term viability and financial success are dependent upon our ability to attract and retain an experienced and skilled workforce, including within our management teams, while also maintaining a flexible and competitive compensation and benefit cost structure.

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

We distribute all of our North American and the majority of our European products through a system of independent, non-franchise authorized dealers, many of whom sell products from competing manufacturers. As of July 31, 2024, we distributed our products to approximately 2,400 independent dealerships in the United States and approximately 1,100 independent dealerships in Europe. We operate two dealerships in Europe. We depend on the capability of these independent dealers to develop and implement effective retail sales plans to create demand among retail consumers for the products that the dealers purchase from us. If our independent dealers are not successful in these endeavors, then we may be unable to maintain or grow our revenues and meet our financial expectations. The geographic coverage of our independent dealers and their individual business conditions can affect the ability of our independent dealers to sell our products to consumers. If our independent dealers are unsuccessful, they may exit or be forced to exit the business or, in some cases, we may seek to terminate relationships with certain dealerships. As a result, we could face adverse consequences related to the termination of independent dealer relationships. In addition, ongoing consolidation of independent dealers, as well as the growth of large, multi-location dealers, has in the past and could in the future result in increased bargaining power on the part of these independent dealers.

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

In the United States and Canada, our products are generally delivered to our independent dealers via a system of independent transportation contractors. The network of carriers is limited, and in times of high demand and limited availability, we have experienced in the past, and could face again, the disruption of our distribution channel. If future health emergencies or other circumstances that inhibit transportation of our products emerge in the regions in which we operate or sell our products, transportation contractors may have difficulty finding drivers who are willing to deliver in those regions, or governmental agencies or other actors may restrict movement of goods in those regions. The inability to timely deliver our products to our independent dealers could adversely affect our relationships with those dealers and negatively impact our sales and net income.

Interruption of information systems service or misappropriation or breach of our information systems could cause disruption to our operations, disclosure of confidential or personal information or cause damage to our reputation.

Our business relies on information systems and other technology (“information systems”), some of which are managed or hosted by third parties, to support aspects of our global business operations, including, but not limited to, procurement, supply chain management, manufacturing, design, distribution, invoicing, financial transactions with banks and financing institutions and other transactions with various third-party providers. We also use information systems to accumulate, analyze and report our operational results. In connection with our use of information systems, we obtain, create and maintain confidential and personal information. Additionally, we rely upon information systems in our marketing and communication efforts. Due to our reliance on our information systems, we have established various levels of security as well as backup and disaster recovery procedures. Despite our security measures and business continuity plans, our information technology systems may be vulnerable to damage, disruption or shutdowns caused by cyber-attacks, including state-sponsored attacks, computer viruses, malware, ransomware, phishing attacks or breaches due to errors or malfeasance by employees and others who have access, or gain access, to these systems. The occurrence of any of these events could compromise the confidentiality, operational integrity and accessibility of these systems and the data that resides within them and our business processes and operations may be negatively impacted in the event of a substantial or prolonged disruption of service caused by such events. THOR, along with others within the RV industry, including suppliers, dealers and third-party providers, have been the target of cyber-attacks in the past, and such attacks are expected to continue and evolve in the future. While we continually employ capabilities, processes and other security measures designed to reduce and mitigate the risk of cyber-attacks, we rely on our suppliers, independent dealers and third-party providers to do the same for their operations; however, we may not be aware of all vulnerabilities and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances to mitigate all potential risks.

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

Adverse weather conditions and weather-related events could have a negative impact on our revenues.

Changes in seasonal weather conditions can have a significant effect on our operating and financial results. Sales of our products are typically stronger just before and during spring and summer, and favorable weather during these months generally has a positive effect on consumer demand. Severe weather events, such as flooding, tornados and hail, have had in the past and could have in the future, negative impacts on our operations due to disruptions to production. While we carry property and business interruption insurance to address such events, there is no guarantee that we will be able to fully insure such losses in the future. In addition, the long-term impact of weather-related events, such as rising temperatures and water scarcity, could impact our global manufacturing operations, which could impact our ability to manufacture products to fulfill customer demand. Additionally, the chronic, physical risks of temperature increases, rising sea levels and other gradual changes to the climate could adversely impact global ecosystems. This impact could potentially threaten the availability and existence of camping and RV facilities, thus, potentially limiting the use of our products and possibly impacting the future growth of our business.

LEGAL AND REGULATORY RISKS

Climate-related regulations and ongoing compliance requirements with chassis emissions standards designed to address climate change may result in additional required disclosures and related compliance costs, in both the U.S. and Europe.

Our operations and certain motorized products we sell are subject to rules limiting emissions and other climate-related regulations in certain jurisdictions where we operate or sell our products. The impacts of changing emissions and other related climate regulations (including revised emission standards applying to heavy-duty trucks by the EPA as well as zero-emission vehicle regulations such as the California Air Resources Board’s Advanced Clean Truck and Advanced Clean Fleet Regulations adopted in California and other U.S. jurisdictions) could result in different or more limited product offerings in those jurisdictions which may result in lower sales and material increased costs to the Company. Climate-related reporting regulations, such as the Securities and Exchange Commission’s final climate rules and litigation regarding its enforceability as well as the European Corporate Sustainability Reporting Directive, in the various jurisdictions in which our products are produced, used and/or sold could result in additional material costs of compliance. In addition, our towable products are generally towed by vehicles that would also be subject to emission and climate-related regulations. Concerns regarding climate change at numerous levels of government in various jurisdictions may lead to additional and potentially more stringent international, national, regional and local legislative and regulatory responses, and compliance with any new rules could be difficult and costly.

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

More stringent privacy, data use, data protection and artificial intelligence laws and regulations as well as consumers’ heightened expectations to safeguard their personal information may have an adverse impact on our business.

We are subject to laws, rules and regulations in the United States and other countries (such as the European Union’s and the U.K.’s General Data Protection Regulations and the California Consumer Privacy Act) relating to the collection, use, cross-border data transfer and security of personal information of consumers, employees or others, including laws that may require the Company to notify regulators and affected individuals of a data security incident. Existing and newly developed laws and regulations may contain broad definitions of personal information, are subject to change, are subject to uncertain interpretations by courts and regulators and may be inconsistent from state to state or country to country. Accordingly, complying with such laws and regulations may lead to a decline in consumer engagement or cause us to incur substantial costs to modify our business practices. Moreover, regulatory actions seeking to impose significant financial penalties for noncompliance and/or legal actions (including pursuant to laws providing for private rights of action by consumers) could be brought against the Company in the event of a data compromise, misuse of consumer information or perceived or actual non-compliance with data protection, privacy or artificial intelligence requirements. The rapid evolution and increased adoption of artificial intelligence technologies may intensify these risks. Further, any unauthorized release of personal information could harm our reputation, disrupt our business, cause us to expend significant resources and lead to a loss of consumer confidence resulting in an adverse impact on our business.

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

FINANCIAL RISKS

As is customary, we have executed repurchase agreements with numerous lending institutions who finance certain of our independent dealers’ purchases of our products.

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

We could incur impairment charges for goodwill, intangible assets, equity investments or other long-lived assets.

We have a material amount of goodwill, intangible assets, equity investments and other long-lived assets, including property, plant and equipment. At least annually, we review goodwill for impairment. Long-lived assets, equity investments, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. A non-cash impairment charge is recorded for the amount by which the carrying value of the intangible or long-lived asset, asset group or reporting unit exceeds its fair value at the time of measurement. Our determination of future cash flows, future recoverability and fair value includes significant estimates and assumptions. Changes in those estimates or assumptions or lower-than-anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our operating results and financial condition.

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

The impact of recent inflation on consumer confidence, which historically has been highly correlated with RV retail sales, and the impact of inflation on the availability of discretionary funds of our end consumers, combined with significantly higher interest rates compared to recent years impacting both our independent dealers and the end consumer, has had a negative impact on demand for our products at both the wholesale and retail levels. Ongoing elevated interest rates or future substantial or sudden increases in interest rates and decreases in the general availability of credit could have an adverse impact on our independent dealers and therefore on our business and results of operations. A decrease in availability of consumer credit resulting from unfavorable economic conditions, or ongoing elevated interest rates or future additional increases in the cost of consumer credit, may cause consumers to reduce discretionary spending which could, in turn, reduce demand for our products and negatively affect our sales and profitability.

Two major floor plan financial institutions held approximately 50% of our products’ portion of our independent dealers’ total floored dollars outstanding at July 31, 2024. In the event that either of these lending institutions limit or discontinue dealer financing, we could experience a material adverse effect on our results of operations.

The Company’s debt arrangements and provisions in our debt agreements may make us more sensitive to the effects of economic downturns.

As of July 31, 2024, total gross outstanding debt was $1,151,279, consisting of $594,361 outstanding on our term loan facility which matures on November 15, 2030; $500,000 of Senior Unsecured Notes due October 15, 2029 and $56,918 outstanding on other debt facilities with varying maturity dates through September 2032. Our loan documents contain restrictions which could prevent or restrict, in certain circumstances, operations, payment of dividends or incurrence of additional debt. In addition, we must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuance and generation of annual cash flows in excess of certain amounts. Our level of debt impacts our profit before tax and cash flows as a result of the interest expense and periodic debt and interest payments. In addition, our debt level could limit our ability to raise additional capital, if necessary, or increase borrowing costs on future debt if we are unable to replace existing debt with comparable new debt and may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, requiring us to use a portion of our cash flows to repay indebtedness and placing us at a disadvantage compared to competitors with lower debt obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY RISK MANAGEMENT, STRATEGY AND GOVERNANCE

Risk Management and Strategy

While cybersecurity risk can never be eliminated entirely, we devote significant resources to our cybersecurity program that we believe is reasonably designed to mitigate our cybersecurity and information technology (“IT”) risks—which include, among others, unauthorized access to and misappropriation of our information, corruption of data, intentional or unintentional disclosure of confidential information, or disruption of operations. Cybersecurity risk management processes have been integrated into the Company’s overall risk management system, including our ERM process. Threats to our cyber/digital landscape are regularly identified and then assessed in terms of their potential business impact. Mitigation strategies are developed based on our assessment of the potential business impact (both quantitatively and reputationally) of the threat. Because a cybersecurity threat can have implications beyond IT, the Company draws on cross-functional expertise to determine the potential business impact and proportional mitigation efforts or solutions. This expertise may involve third-party resources with functional expertise related to the specific threat or business impact. As part of our risk management profile, we regularly review available cybersecurity data regarding our business partners (suppliers, dealers, third-party service providers and others) and regularly engage with them on risk mitigation efforts.

Internally, among other things, we perform penetration tests, internal tests/code reviews, and simulations using cybersecurity professionals to assess vulnerabilities in our information systems and evaluate our cyber defense capabilities. We also perform phishing and social engineering simulations with, and provide cybersecurity training for, personnel with Company e-mail and access to Company assets.

When a cybersecurity incident is detected, our response is governed by our IT Security Incident Response Policy, providing a rigorous, standardized process to ensure efficacy of the response. In general, when a cybersecurity incident is identified, our policy requires an initial review and triage of the incident. When a cybersecurity incident is determined to be significant, it is brought to the attention of a cross-functional leadership team consisting of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Human Resources Officer and General Counsel and is addressed by that team, along with other internal stakeholders, using processes that leverage subject-matter expertise from across the Company. As with risk mitigation, we may engage third-party advisors, from time to time, as part of our incident response and management process. As part of our risk mitigation efforts, we also maintain cybersecurity insurance to defray the costs of potential information security breaches.

In fiscal 2024, THOR did not identify any material cybersecurity threats, including as a result of any previous cybersecurity incident, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite the capabilities, processes, and other security measures we employ that we believe are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or may not accurately assess the risks of incidents, and such preventive measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks. Moreover, we, our suppliers and our dealers have been the target of cybersecurity incidents in the past and may be subject to such incidents in the future. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Governance

The Company’s Audit Committee of our Board of Directors is charged with specific responsibility for overseeing risks from cybersecurity threats. Our Data Protection Officer provides the Audit Committee with quarterly reports on cybersecurity risks and any material cybersecurity incidents. In addition, our Data Protection Officer provides semi-annual reports directly to our Board of Directors. These regular updates include topics related to cybersecurity practices, cyber risks and risk management processes, such as updates to our cybersecurity programs and mitigation strategies, and other cybersecurity developments.

Reporting directly to our Chief Operating Officer, our Data Protection Officer has primary day-to-day responsibility for our overall cybersecurity risk management program and oversees both our internal cybersecurity personnel and our retained external cybersecurity consultants. With close to 25 years of experience in the fields of cybersecurity and data protection, our Data Protection Officer joined the Company in 2019.

ITEM 2. PROPERTIES

As of July 31, 2024, worldwide we owned or leased approximately 25,541,000 square feet of total manufacturing plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame and masonry construction, and the machinery and equipment contained in these facilities, are generally well maintained and in good condition. We believe that our facilities are suitable and adequate for their intended purposes and that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our principal manufacturing plants and other materially important physical properties as of July 31, 2024:

Locations – Applicable Segment(s)	Owned or Leased	No. of Buildings	Approximate Building Area Square Feet
United States:
Indiana – North American Towable Segment	Owned	83	5,999,000
Indiana – North American Towable Segment	Leased	1	124,000
Indiana – North American Towable and Motorized Segments	Owned	40	2,856,000
Indiana – North American Motorized Segment	Owned	18	1,200,000
Indiana – Corporate, North American Towable and Motorized Segments	Owned	25	1,490,000
Indiana – Corporate, North American Towable and Motorized Segments	Leased	1	1,000
Indiana – Other	Owned	4	341,000
Indiana – Other	Leased	14	1,148,000
Indiana Subtotal		186	13,159,000
Ohio – North American Towable and Motorized Segments	Owned	13	1,336,000
Alabama – North American Motorized Segment	Owned	28	1,100,000
Alabama – North American Motorized Segment	Leased	3	29,000
Mississippi – North American Motorized Segment	Owned	8	240,000
Mississippi – North American Motorized Segment	Leased	3	162,000
Michigan – North American Towable Segment	Owned	1	148,000
Michigan – North American Towable Segment	Leased	1	88,000
Michigan – Other	Owned	1	10,000
Michigan – Other	Leased	4	270,000
Idaho – North American Towable Segment	Owned	5	661,000
Oregon – North American Towable Segment	Owned	5	371,000
Other United States – Other	Owned	3	611,000
Other United States – Other	Leased	5	183,000
Other Subtotal		80	5,209,000
United States Subtotal		266	18,368,000
Europe:
Germany – European Segment	Owned	83	4,065,000
Germany – European Segment	Leased	33	1,283,000
Italy – European Segment	Owned	3	493,000
Italy – European Segment	Leased	6	256,000
Italy – Other	Leased	2	119,000
France – European Segment	Owned	6	313,000
Poland – European Segment	Owned	1	318,000
United Kingdom – European Segment	Owned	1	326,000
Europe Subtotal		135	7,173,000
Total		401	25,541,000

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

A product recall was issued in late fiscal 2021 related to certain purchased parts utilized in certain of our products, and an accrued liability to cover anticipated costs was established at that time. During fiscal 2022 through fiscal 2024, the accrual was adjusted quarterly based on developments involving the recall, including our expectations regarding the extent of vendor reimbursements and the estimated total cost of the recall. The Company has been, and will continue to be, reimbursed by the suppliers of the products for a portion of the costs it will incur related to this recall. In addition, we accrued expenses during fiscal 2022 based on developments related to an ongoing investigation by certain German-based authorities regarding the adequacy of historical disclosures of vehicle weight in advertisements and other Company-provided marketing literature in Germany. Throughout fiscal 2023 and fiscal 2024, this accrual was adjusted quarterly, if necessary, based on developments involving this matter. The Company fully cooperated with the investigation, which was fully resolved, and related payments were made by the end of fiscal 2024 in an amount not materially different from the adjusted amounts previously accrued.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock, par value $0.10 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”) under the symbol “THO.”

Holders

As of September 16, 2024, the number of holders of record of the Common Stock was 136.

Dividends

In fiscal 2024, we paid a $0.48 per share dividend for each fiscal quarter. In fiscal 2023, we paid a $0.45 per share dividend for each fiscal quarter.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2024, the Company used $25,353 to purchase shares of common stock under its share repurchase authorizations. The Company’s total remaining authorization for common stock repurchases was $422,820 at July 31, 2024.

A summary of the Company’s share repurchases during the three months ended July 31, 2024 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
5/1/24 – 5/31/24	—	$—	—	$448,173
6/1/24 – 6/30/24	266,367	$95.18	266,367	$422,820
7/1/24 – 7/31/24	—	$—	—	$422,820
	266,367		266,367

(1)On December 21, 2021, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to repurchase shares of the Company’s common stock through December 21, 2024. On June 24, 2022, the Board authorized Company management to utilize up to an additional $448,321 to repurchase shares of the Company’s common stock through July 31, 2025. Under the two share repurchase authorizations, the Company is authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of its common stock in the open market, in privately negotiated transactions or by other means. The timing and amount of share repurchases will be determined at the discretion of the Company’s management team based upon the market price of the stock, management’s evaluation of general market and economic conditions, cash availability and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under this program. During the three months ended July 31, 2024, the Company purchased 266,367 shares of its common stock, at various times in the open market, at a weighted-average price of $95.18 and held them as treasury shares at an aggregate purchase price of $25,353, entirely from the June 24, 2022 authorization. During the twelve months ended July 31, 2024, the Company purchased 720,997 shares of its common stock, at various times in the open market, at a weighted-average price of $94.85 and held them as treasury shares at an aggregate purchase price of $68,387, with 453,194 shares, or $42,886, coming from the December 21, 2021 authorization and 267,803 shares, or $25,501, coming from the June 24, 2022 authorization. Since the inception of the initial December 21, 2021 authorization, the Company has purchased 3,214,772 shares of its common stock, at various times in the open market, at a weighted-average price of $85.70 and held them as treasury shares at an aggregate purchase price of $275,501. As of July 31, 2024, there are no remaining shares of the Company’s common stock that may be repurchased under the December 21, 2021 authorization. As of July 31, 2024, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $422,820.

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

The discussion below is a comparison of the results of operations and changes in financial condition for the fiscal years ended July 31, 2024 and 2023. The comparison of, and changes between, the fiscal years ended July 31, 2023 and 2022 can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, as filed with the SEC on September 25, 2023.

Executive Summary

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world based on units sold and revenue. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Stat Surveys, for the six months ended June 30, 2024, THOR’s current combined U.S. and Canadian market share based on units was approximately 40.2% for travel trailers and fifth wheels combined and approximately 47.2% for motorhomes. In Europe, according to the European Caravan Federation (“ECF”), EHG’s current market share for the six months ended June 30, 2024 based on units was approximately 25.3% for motorcaravans and campervans combined and approximately 18.3% for caravans.

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

We generally have financed our growth through a combination of internally generated cash flows from operations and, when needed, outside credit facilities. Capital acquisitions of $139,617 in fiscal 2024 were made primarily for purchases of land, production building additions and improvements and replacing machinery and equipment used in the ordinary course of business. See Note 3 to the Consolidated Financial Statements for capital acquisitions by segment. Ongoing supply chain constraints, particularly chassis delivery sequence issues within our European operations, have and could continue to impact our business and our consolidated financial results and financial position. In addition, the impact of recent inflation on consumer confidence, which historically has been highly correlated with RV retail sales, and the impact of inflation on the availability of discretionary funds of our end consumers, combined with significantly higher interest rates compared to recent years impacting both our independent dealers and the end consumer, had a negative impact on demand for our products at both the wholesale and retail levels during fiscal 2024, particularly in North America, and are expected to continue to impact the remainder of calendar year 2024. These risks to our business are more fully described in Part 1, Item 1A “Risk Factors” of this Report.

Significant Fiscal 2024 Events

Refinancing of Credit Agreements

On November 15, 2023, the Company entered into amendments to both its term loan and ABL agreements to extend maturities and lower the applicable margins used to determine the interest rate on the U.S. dollar-denominated loan tranche. The maturity date for the term loan was extended from February 1, 2026 to November 15, 2030. Covenants and other material provisions of the term loan agreement remain materially unchanged. Pursuant to the ABL amendment, the maturity date for loans under the ABL agreement was extended from September 1, 2026 to November 15, 2028. Maximum availability under the ABL remains at $1,000,000 and the applicable margin, covenants and other material provisions of the ABL remain materially unchanged. As a result of these amendments and associated maturity date extensions, the Company recognized total expense of $14,741 in fiscal 2024.

Subsequently, on July 1, 2024, the Company entered into an amendment to its term loan to modify the applicable margins used to determine the interest rate on both the U.S. dollar-denominated loans and Euro-denominated loans. The U.S. dollar interest under the amended agreement was reduced by 0.50% so that the applicable margin for Alternate Base Rate (“ABR”)-based loans is now 1.25% and for Secured Overnight Financing Rate (“SOFR”)-based loans is 2.25%. In addition, the applicable margin for the Euro loan interest was reduced by 0.25% so that the applicable margin for the EURIBOR-based loans is 2.75%.

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

North American RV independent dealer inventory of our North American RV products as of July 31, 2024 decreased 14.3% to approximately 75,000 units from approximately 87,500 units as of July 31, 2023. During fiscal 2023, particularly in the second half of fiscal 2023, retail sales began to slow, and carrying costs for dealers increased significantly due to inflationary cost increases and the rapid increase in floor plan interest rates during that period. These factors, among others, combined to cause dealers to reduce the number of units they carried as of July 31, 2024.

As of July 31, 2024, we believe North American dealer inventory levels for most products are generally at, or slightly higher than, the levels that dealers are comfortable stocking given the current retail sales levels and associated carrying costs. We believe dealers will continue to closely evaluate the unit stocking levels that they will elect to carry in future periods, which may be less than historical unit stocking levels, due to a combination of factors such as retail activity, RV wholesale prices as well as interest rates and other carrying costs.

THOR’s total North American RV backlog as of July 31, 2024 decreased $669,701, or 33.5%, to $1,329,282 from $1,998,983 as of July 31, 2023. The decrease in backlog is primarily a result of a reduction in recent orders from dealers, mainly for motorized products, which we believe is due to lower retail sales and dealer concerns over current interest costs and other carrying costs compared to the prior-year period.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,		Increase	%
	2024	2023	(Decrease)	Change
North American Towable units	159,407	139,337	20,070	14.4
North American Motorized units	19,189	25,493	(6,304)	(24.7)
Total	178,596	164,830	13,766	8.4

In September 2024, RVIA issued a revised forecast for calendar year 2024 North American wholesale unit shipments. Under a most likely scenario, towable and motorized unit shipments are projected to increase to approximately 289,800 and 34,300, respectively, for an annual total of approximately 324,100 units, up 3.5% from the 2023 calendar year wholesale shipments. The RVIA most likely forecast for calendar year 2024 could range from a lower estimate of approximately 311,600 total units to an upper estimate of approximately 336,600 units.

As part of their September 2024 forecast, RVIA also issued a downward revision of their initial June 2024 estimates for calendar year 2025 wholesale unit shipments. In the most likely scenario, towable and motorized unit shipments are projected to increase to an approximated annual total of 346,100 units, or 6.8% higher than the most likely scenario for calendar year 2024 wholesale shipments. This calendar year 2025 most likely forecast could range from a lower estimate of approximately 329,900 total units to an upper estimate of approximately 362,300 units. RVIA stated the primary reason for the downward revision of their calendar year 2025 wholesale unit shipments is the unfavorable impact of persistently elevated interest rates on retail sales causing a delay in the anticipated recovery of wholesale shipments.

North American Industry Retail Statistics

We believe that retail demand is the key to growth in the North American RV industry, and that annual North American RV industry wholesale shipments will return to typical seasonal patterns as dealer inventory levels and consumer demand become more balanced.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,		Increase	%
	2024	2023	(Decrease)	Change
North American Towable units	166,760	186,292	(19,532)	(10.5)
North American Motorized units	21,382	25,584	(4,202)	(16.4)
Total	188,142	211,876	(23,734)	(11.2)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

While we anticipate that near-term demand will be influenced by many factors, including consumer confidence and the level of consumer spending on discretionary products, we believe future retail demand over the longer term will exceed historical, pre-pandemic levels. We believe interest in the RV lifestyle remains high as consumers continue to value the perceived benefits offered by the RV lifestyle, which provides people with the ability to connect with loved ones and nature as well as the potential to get away for short, frequent breaks or longer adventures.

Company North American Wholesale Statistics

The Company’s wholesale RV shipments, for the six months ended June 30, 2024 and 2023, to correspond with the industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,		Increase	%
	2024	2023	(Decrease)	Change
North American Towable units	62,507	53,148	9,359	17.6
North American Motorized units	8,974	11,491	(2,517)	(21.9)
Total	71,481	64,639	6,842	10.6

Company North American Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the six months ended June 30, 2024 and 2023, to correspond with the industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,		Increase	%
	2024	2023	(Decrease)	Change
North American Towable units	65,216	77,242	(12,026)	(15.6)
North American Motorized units	10,102	12,552	(2,450)	(19.5)
Total	75,318	89,794	(14,476)	(16.1)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

North American Outlook

Historically, RV industry sales have been impacted by a number of economic conditions faced by RV dealers, and ultimately retail consumers, such as the rate of unemployment, the rate of inflation, the level of consumer confidence, the disposable income of consumers, interest rates, credit availability, the health of the housing market, tax rates and fuel availability and prices. We believe these factors will continue to affect retail sales in our fiscal 2025. In addition, due to inflationary pressures, higher interest rates and other factors, we believe that RV dealers will be continuously reevaluating their desired stocking levels, which may result in lower than historical dealer inventory stocking levels on a unit basis. It is difficult to predict the extent to which any or all of these factors will impact the RV industry or our business in a particular future period, however, we currently believe the remainder of calendar year 2024 will continue to be negatively impacted by these factors.
Despite the near-term challenges, we remain optimistic about future growth in North American retail sales in the long term, as there are many factors driving product interest. Surveys conducted by THOR, RVIA and others show that Americans of all generations love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments and deeply connecting with family and friends. Based on the ongoing value consumers place on these factors, we expect to see long-term growth in the North American RV industry. The growth in industry-wide RV sales during late calendar year 2020 through early calendar year 2023 resulted in exposing a wider range of consumers to the RV lifestyle. As a result, we believe many of those who have been recently exposed to the industry for the first time will become future owners, and that those who became first-time owners since the onset of the pandemic will become long-term RVers, resulting in future repeat and upgrade sales opportunities. We also believe many consumers are likely to continue opting for fewer vacations via air travel, cruise ships and hotels, while preferring vacations that RVs are uniquely positioned to provide, allowing consumers the ability to explore or unwind, often close to home. In addition, we believe that the availability of camping and RV parking facilities will be an important factor in the future growth of the industry and view both the significant recent investments and the future committed investments by campground owners, states and the federal government in camping facilities and accessibility to state and federal parks and forests to be positive long-term factors.

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

While the North American RV industry has at times faced supply shortages or delivery delays of other, non-chassis raw material components, the supply chain is currently able to support our demand. If any of these factors were to impact our suppliers’ ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected.

European RV Industry

The Company monitors industry conditions in the European RV market using a number of resources including its own performance tracking and modeling. The Company also considers retail trends in the European RV market as reported by the European Caravan Federation (“ECF”) and its members. On a monthly basis, the Company receives OEM-specific reports for most of the individual member countries that make up the ECF through the Caravaning Industrie Verband e.V. (“CIVD”). The timing of these reports may vary, but typically they are issued on a one-to-two-month lag. While most countries provide OEM-specific information, the United Kingdom, which made up 17.4% and 9.3% of the caravan and motorcaravan (including campervans) European market for the six months ended June 30, 2024, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 10 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic and other conditions. It is inherently difficult to generalize about the operating conditions within the entire European region.

Independent dealer inventory of our European RV products as of July 31, 2024 was approximately 26,200 units as compared to approximately 21,200 units as of July 31, 2023. Independent RV dealer inventory levels of our European products are generally in line with historic seasonal levels in the various countries we serve. Within Germany, which accounts for approximately 60% of our European product sales, independent dealer inventory levels are also generally in line with historic norms.

Our European Recreational Vehicle backlog as of July 31, 2024 decreased $1,598,867, or 45.0%, to $1,950,793 compared to $3,549,660 as of July 31, 2023, primarily due to improved chassis supply availability as chassis constraints in the prior year resulted in significantly elevated backlogs as of July 31, 2023.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Six Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
OEM Reporting Countries (1)	82,773	76,831	7.7	26,879	27,932	(3.8)
Non-OEM Reporting Countries (1)	11,867	9,684	22.5	7,758	8,844	(12.3)
Total	94,640	86,515	9.4	34,637	36,776	(5.8)
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

Company European Retail Statistics

	European Unit Registrations (1)
	Six Months Ended June 30,		Increase	%
	2024	2023	(Decrease)	Change
Motorcaravan and Campervan	20,941	15,868	5,073	32.0
Caravan	4,909	5,156	(247)	(4.8)
Total OEM-Reporting Countries	25,850	21,024	4,826	23.0
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

We and our independent European dealers market our European recreational vehicles through multiple avenues including at numerous RV fairs at the country and regional levels which occur throughout the calendar year. These fairs have historically been well-attended events that allow retail consumers the ability to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. The most recent 2024 Caravan Salon show in late August 2024 experienced near-record attendance, demonstrating the high level of interest in the RV lifestyle despite the current macroeconomic uncertainties facing many consumers. In addition to our attendance at various strategic trade fairs, we have and will continue to strengthen and expand our digital activities to reach high potential target groups, generate leads and steer customers directly to dealerships. With approximately 1,100 active independent dealers in Germany and throughout Europe with whom we do business, we believe our European brands have one of the strongest and most professionally structured dealer and service networks in Europe.

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

While overall chassis supply has improved, we anticipate disruptions in the sequence of delivery of chassis to continue through the remainder of calendar year 2024. The sequence of chassis supply inhibits our ability to efficiently and consistently maintain our planned production levels. Uncertainties related to changing emission standards may also impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

In Europe, we experienced cost increases, supply shortages and delivery delays of other, non-chassis raw material components which negatively impacted the efficiency of our production in the current fiscal year. We believe these shortages and delays will continue to result in production inefficiencies in the near term, which will have a negative impact on our European operating results as well as on our consolidated results due to the negative impact of completing units off the production line.

Where possible, to minimize the future impact of supply chain constraints, we have identified a second-source supplier base for certain component parts, however, the engineering requirements required with an alternate component part, particularly the chassis our various units are built upon, limits the impact of these alternative suppliers on reducing any near-term supply constraints.

In addition to potential future material supply constraints, labor shortages may also impact our European operations. Currently, we are experiencing a shortage of available skilled workers due to near full employment rates in the European countries where the majority of our manufacturing sites are located.

RESULTS OF OPERATIONS
FISCAL 2024 VS. FISCAL 2023

	FISCAL 2024	FISCAL 2023	Change Amount	% Change
NET SALES:
Recreational vehicles
North American Towable	$3,679,671	$4,202,628	$(522,957)	(12.4)
North American Motorized	2,445,850	3,314,170	(868,320)	(26.2)
Total North America	6,125,521	7,516,798	(1,391,277)	(18.5)
European	3,364,980	3,037,147	327,833	10.8
Total recreational vehicles	9,490,501	10,553,945	(1,063,444)	(10.1)
Other	781,927	777,639	4,288	0.6
Intercompany eliminations	(229,020)	(209,979)	(19,041)	(9.1)
Total	$10,043,408	$11,121,605	$(1,078,197)	(9.7)

# OF UNITS:
Recreational vehicles
North American Towable	112,830	106,504	6,326	5.9
North American Motorized	18,761	24,832	(6,071)	(24.4)
Total North America	131,591	131,336	255	0.2
European	55,317	55,679	(362)	(0.7)
Total	186,908	187,015	(107)	(0.1)

		% of Segment Net Sales		% of Segment Net Sales
GROSS PROFIT:
Recreational vehicles
North American Towable	$427,386	11.6	$503,487	12.0	$(76,101)	(15.1)
North American Motorized	277,840	11.4	442,715	13.4	(164,875)	(37.2)
Total North America	705,226	11.5	946,202	12.6	(240,976)	(25.5)
European	581,211	17.3	505,344	16.6	75,867	15.0
Total recreational vehicles	1,286,437	13.6	1,451,546	13.8	(165,109)	(11.4)
Other, net	165,525	21.2	144,807	18.6	20,718	14.3
Total	$1,451,962	14.5	$1,596,353	14.4	$(144,391)	(9.0)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$246,330	6.7	$243,616	5.8	$2,714	1.1
North American Motorized	136,398	5.6	175,509	5.3	(39,111)	(22.3)
Total North America	382,728	6.2	419,125	5.6	(36,397)	(8.7)
European	298,013	8.9	271,038	8.9	26,975	10.0
Total recreational vehicles	680,741	7.2	690,163	6.5	(9,422)	(1.4)
Other	75,108	9.6	65,955	8.5	9,153	13.9
Corporate	139,682	—	113,936	—	25,746	22.6
Total	$895,531	8.9	$870,054	7.8	$25,477	2.9

	FISCAL 2024	% of Segment Net Sales	FISCAL 2023	% of Segment Net Sales	Change Amount	% Change
INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towable	$169,232	4.6	$237,123	5.6	$(67,891)	(28.6)
North American Motorized	126,496	5.2	255,207	7.7	(128,711)	(50.4)
Total North America	295,728	4.8	492,330	6.5	(196,602)	(39.9)
European	231,377	6.9	179,625	5.9	51,752	28.8
Total recreational vehicles	527,105	5.6	671,955	6.4	(144,850)	(21.6)
Other, net	45,299	5.8	36,965	4.8	8,334	22.5
Corporate	(223,560)	—	(209,567)	—	(13,993)	(6.7)
Total	$348,844	3.5	$499,353	4.5	$(150,509)	(30.1)

	As of July 31, 2024	As of July 31, 2023	Change Amount	% Change
ORDER BACKLOG:
Recreational vehicles
North American Towable	$552,379	$756,047	$(203,668)	(26.9)
North American Motorized	776,903	1,242,936	(466,033)	(37.5)
Total North America	1,329,282	1,998,983	(669,701)	(33.5)
European	1,950,793	3,549,660	(1,598,867)	(45.0)
Total	$3,280,075	$5,548,643	$(2,268,568)	(40.9)

CONSOLIDATED

Consolidated net sales for fiscal 2024 decreased $1,078,197, or 9.7%, compared to fiscal 2023. The decrease in consolidated net sales is primarily due to lower current dealer and consumer demand in comparison to fiscal 2023 in the North American Towable and Motorized segments, partially offset by an increase in net sales from our European segment. Approximately 34% of the Company’s net sales for fiscal 2024 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The $1,078,197, or 9.7% decrease in consolidated net sales in fiscal 2024 includes an increase of $66,670 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period.

Consolidated gross profit for fiscal 2024 decreased $144,391, or 9.0%, compared to fiscal 2023. Consolidated gross profit was 14.5% of consolidated net sales for fiscal 2024 and 14.4% for fiscal 2023. The decrease in consolidated gross profit in fiscal 2024 compared to fiscal 2023 was primarily due to the impact of the decrease in consolidated net sales.

Selling, general and administrative expenses for fiscal 2024 increased $25,477, or 2.9%, compared to fiscal 2023, which included increased sales-related travel, advertising and promotional costs, dealer settlement and repurchase costs, research and development costs and professional fees, including third-party fees related to the debt refinancing in the second quarter of fiscal 2024. These cost increases were partially offset by the impact of the 9.7% decrease in consolidated net sales and the decrease in income before income taxes, which resulted in lower sales commissions and other incentive compensation, and there was a combined decrease in net costs related to the investigation of the Company’s advertising practices in Germany and a product recall as discussed in Note 15 to the Consolidated Financial Statements. Selling, general and administrative expenses were 8.9% of consolidated net sales for fiscal 2024 and 7.8% for fiscal 2023, with the increase in percentage due to the combination of the decrease in consolidated net sales in fiscal 2024 compared to fiscal 2023 and the increase in costs.

Amortization of intangible assets expense for fiscal 2024 decreased $8,264, or 5.9%, to $132,544, compared to fiscal 2023 due to a reduction in dealer network amortization, which is amortized on an accelerated basis and therefore decreases over time.

The decrease of $150,509, or 30.1%, in income before income taxes for fiscal 2024 compared to fiscal 2023, was primarily driven by the decrease in consolidated net sales and the increase in selling, general and administrative expenses noted above.

The overall annual effective income tax rate for fiscal 2024 was 23.9%, compared with 25.1% for fiscal 2023. The primary reason for the decrease in the overall annual effective income tax rate relates to the favorable impact of the terms of the resolution of certain matters discussed in Note 15 to the Consolidated Financial Statements in fiscal 2024.

Additional information concerning the changes in net sales, gross profit and selling, general and administrative expenses are addressed below in the segment reporting that follows.

The $25,746 increase in Corporate expenses included in selling, general and administrative expenses for fiscal 2024 compared to fiscal 2023 includes an increase of $9,594 in legal and professional fees, primarily related to third-party fees of $7,175 incurred with the debt refinancing discussed in Note 13 to the Condensed Consolidated Financial Statements. The $25,746 increase also includes an increase in deferred compensation expense of $8,475 due to market value fluctuations between the two periods, an increase in innovation-led research and development costs of $8,463 and an increase in stock-based and other compensation costs of $4,018. Costs related to certain dealer promotional programs also increased $4,500. These expense increases were partially offset by income of $17,012 related to the legal and recall matters discussed in Note 15 to the Condensed Consolidated Financial Statements.

Net expense for Corporate interest and other income and expenses decreased $11,753 in fiscal 2024 compared to fiscal 2023. Net interest expense decreased by $12,157, in spite of the one-time debt refinancing fees of $7,566 incurred in the second quarter of fiscal 2024, due to increased interest income received from higher average cash balances held and higher interest income rates combined with lower debt interest expense, primarily due to lower average debt balances outstanding. In addition, there were favorable changes of $8,038 in the fair value of the Company’s deferred compensation plan assets and $7,958 in the fair value of certain other equity investments, both due to market value fluctuations between the two periods. These net expense decreases were partially offset by a decrease of $7,227 in non-cash foreign currency gains on certain Euro-denominated loans in fiscal 2024 as compared to fiscal 2023, and operating losses related to our equity investments as discussed in Note 8 to the Condensed Consolidated Financial Statements were $2,976 larger in fiscal 2024 as compared to fiscal 2023, primarily due to the current period including a full year of results in fiscal 2024 as compared to seven months in fiscal 2023.

SEGMENT REPORTING

North American Towable Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2024 vs. Fiscal 2023

	Fiscal 2024	% of Segment Net Sales	Fiscal 2023	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$2,395,246	65.1	$2,587,686	61.6	$(192,440)	(7.4)
Fifth Wheels	1,284,425	34.9	1,614,942	38.4	(330,517)	(20.5)
Total North American Towable	$3,679,671	100.0	$4,202,628	100.0	$(522,957)	(12.4)

	Fiscal 2024	% of Segment Shipments	Fiscal 2023	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	91,639	81.2	81,432	76.5	10,207	12.5
Fifth Wheels	21,191	18.8	25,072	23.5	(3,881)	(15.5)
Total North American Towable	112,830	100.0	106,504	100.0	6,326	5.9

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Change
North American Towable
Travel Trailers	(19.9)
Fifth Wheels	(5.0)
Total North American Towable	(18.3)

The decrease in total North American Towable net sales of 12.4% compared to the prior fiscal year resulted from a 5.9% increase in unit shipments and a 18.3% decrease in the overall net price per unit due to the combined impact of changes in product mix and price. The increase in unit shipments is primarily due to the recent demand for the lower cost travel trailer units as compared to the prior year. According to statistics published by RVIA, for the twelve months ended July 31, 2024, combined travel trailer and fifth wheel wholesale unit shipments increased 8.0% compared to the same period last year. According to statistics published by Stat Surveys, for the twelve-month periods ended June 30, 2024 and 2023, our retail market share for travel trailers and fifth wheels combined was 40.4% and 42.4%, respectively.

The decreases in the overall net price per unit within the travel trailer product line of 19.9% and the fifth wheel product line of 5.0% during fiscal 2024 were primarily due to product mix changes trending toward more moderately-priced units as compared to fiscal 2023.

North American Towable cost of products sold decreased $446,856 to $3,252,285, or 88.4% of North American Towable net sales, for fiscal 2024 compared to $3,699,141, or 88.0% of North American Towable net sales, for fiscal 2023. Changes in material, labor, freight-out and warranty costs comprised $418,720 of the $446,856 decrease in cost of products. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales were 80.2% for both fiscal 2024 and fiscal 2023, as a decrease in the material cost percentage driven by the combined favorable impacts of selective net selling price increases, stable material costs and cost-saving initiatives was offset by an increase in the labor cost percentage due to product mix changes and a modest increase in the warranty cost percentage.

Total manufacturing overhead decreased $28,136 in correlation with the decrease in sales but increased as a percentage of North American Towable net sales from 7.8% to 8.2%, as the decreased net sales levels resulted in higher overhead costs per unit sold. Variable costs in manufacturing overhead decreased $28,487 in fiscal 2024 compared to fiscal 2023 as a result of the decrease in North American Towable net sales.

The decrease of $76,101 in North American Towable gross profit for fiscal 2024 compared to fiscal 2023 was driven by the decrease in net sales, and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The increase of $2,714 in North American Towable selling, general and administrative expenses for fiscal 2024 compared to fiscal 2023 includes the impact of the decreases in North American Towable net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $6,310. Sales-related travel, advertising and promotional costs also decreased $2,160. These decreases were more than offset by an increase of $15,229 in professional fees and settlement and RV repurchase costs. The increase in the overall selling, general and administrative expense as a percentage of North American Towable net sales was primarily due to the decrease in North American Towable net sales.

The decrease of $67,891 in North American Towable income before income taxes for fiscal 2024 compared to fiscal 2023 was primarily due to the decrease in North American Towable net sales, and the primary reasons for the decrease in the percentage of North American Towable net sales were the increases in the cost of products sold and selling, general and administrative expense percentages noted above.

North American Motorized Recreational Vehicles
Analysis of Change in Net Sales for Fiscal 2024 vs. Fiscal 2023

	Fiscal 2024	% of Segment Net Sales	Fiscal 2023	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$776,836	31.8	$1,066,617	32.2	$(289,781)	(27.2)
Class C	1,162,140	47.5	1,536,398	46.4	(374,258)	(24.4)
Class B	506,874	20.7	711,155	21.4	(204,281)	(28.7)
Total North American Motorized	$2,445,850	100.0	$3,314,170	100.0	$(868,320)	(26.2)

	Fiscal 2024	% of Segment Shipments	Fiscal 2023	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	3,838	20.5	5,246	21.1	(1,408)	(26.8)
Class C	10,560	56.3	13,643	54.9	(3,083)	(22.6)
Class B	4,363	23.2	5,943	24.0	(1,580)	(26.6)
Total North American Motorized	18,761	100.0	24,832	100.0	(6,071)	(24.4)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Change
North American Motorized
Class A	(0.4)
Class C	(1.8)
Class B	(2.1)
Total North American Motorized	(1.8)

The decrease in total North American Motorized net sales of 26.2% compared to the prior fiscal year resulted from a 24.4% decrease in unit shipments and a 1.8% decrease in the overall net price per unit due to the combined impact of changes in product mix and price, which included elevated sales discounts compared to the prior fiscal year. The decrease in unit shipments is primarily due to a softening in current dealer and consumer demand in comparison with the demand in the prior fiscal year, which included independent dealer restocking of certain motorized products. According to statistics published by RVIA, for the twelve months ended July 31, 2024, combined motorhome wholesale unit shipments decreased 24.2% compared to the same period last year. According to statistics published by Stat Surveys, for the twelve-month periods ended June 30, 2024 and 2023, our retail market share for motorhomes was 47.7% and 48.2%, respectively.

The decreases in the overall change in product mix and price per unit within the Class A product line of 0.4%, the Class C product line of 1.8% and the Class B product line of 2.1% during fiscal 2024 were all primarily due to both higher discounting levels and consumers trending toward more moderately-priced units compared to the prior fiscal year.

North American Motorized cost of products sold decreased $703,445 to $2,168,010, or 88.6% of North American Motorized net sales, for fiscal 2024 compared to $2,871,455, or 86.6% of North American Motorized net sales, for fiscal 2023. The changes in material, labor, freight-out and warranty costs comprised $665,521 of the $703,445 decrease due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales was 82.4% for fiscal 2024 compared to 80.9% for fiscal 2023, with the increase mainly due to an increase in the material cost percentage, primarily due to higher sales discounting, which effectively decreases net selling prices and correspondingly increases the material cost percentage, as well as increased chassis costs. These material cost percentage increases were partially offset by the favorable impact of the North American Motorized LIFO inventory liquidation of approximately $23,900 in fiscal 2024.

Total manufacturing overhead decreased $37,924 with the decrease in net sales but increased as a percentage of North American Motorized net sales from 5.7% to 6.2%, as the decrease in net sales levels resulted in slightly higher overhead costs per unit sold. Variable costs in manufacturing overhead decreased $39,251 in fiscal 2024 compared to fiscal 2023 as a result of the decrease in North American Motorized net sales.

The decrease of $164,875 in North American Motorized gross profit for fiscal 2024 compared to fiscal 2023 was driven by the decrease in net sales, while the decrease in the gross profit percentage was due to the increase in the cost of products sold percentage noted above.

The decrease of $39,111 in North American Motorized selling, general and administrative expenses in fiscal 2024 compared to fiscal 2023 was primarily due to the decreases in North American Motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $40,330. This decrease was partially offset by an increase in professional fees and settlement and RV repurchase costs of $5,690. The increase in the overall selling, general and administrative expense as a percentage of North American Motorized net sales was primarily due to the decrease in North American Motorized net sales.

The decrease of $128,711 in North American Motorized income before income taxes for fiscal 2024 compared to fiscal 2023 was primarily due to the decrease in North American Motorized net sales, and the primary reasons for the decrease in the percentage of North American Motorized net sales were the increases in the cost of products sold and selling, general and administrative expense percentages noted above.

European Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2024 vs. Fiscal 2023

	Fiscal 2024	% of Segment Net Sales	Fiscal 2023	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$1,747,291	51.9	$1,409,137	46.4	$338,154	24.0
Campervan	1,064,293	31.6	987,623	32.5	76,670	7.8
Caravan	235,928	7.0	358,415	11.8	(122,487)	(34.2)
Other	317,468	9.5	281,972	9.3	35,496	12.6
Total European	$3,364,980	100.0	$3,037,147	100.0	$327,833	10.8

	Fiscal 2024	% of Segment Shipments	Fiscal 2023	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	23,300	42.1	19,391	34.8	3,909	20.2
Campervan	22,461	40.6	21,087	37.9	1,374	6.5
Caravan	9,556	17.3	15,201	27.3	(5,645)	(37.1)
Total European	55,317	100.0	55,679	100.0	(362)	(0.7)

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:
	Foreign Currency %	Mix and Price %	% Change

European
Motorcaravan	2.2	1.6	3.8
Campervan	2.2	(0.9)	1.3
Caravan	2.2	0.7	2.9
Total European	2.2	9.3	11.5

The increase in total European Recreational Vehicle net sales of 10.8% compared to the prior fiscal year resulted from a decrease of 0.7% in unit shipments and an increase of 11.5% in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. The increase in European Recreational Vehicle net sales of $327,833 includes an increase of $66,670, or 2.2% of the 10.8% increase, due to the increase in foreign exchange rates in fiscal 2024 compared to fiscal 2023. Sales on a constant-currency basis increased by 8.6%.

The overall net price per unit increase of 11.5% includes an increase of 2.2% due to the impact of foreign currency exchange rate changes and a constant-currency increase of 9.3% due to the combined impact of product mix and selling price increases, primarily due to the much higher concentration of the higher-priced Motorcaravan sales in the current fiscal year compared to the prior fiscal year, primarily due to improved supply of chassis and other components compared to the prior fiscal year.

The constant-currency increases in the overall net price per unit within the Motorcaravan product line of 1.6% and the Caravan product line of 0.7% were primarily due to the impact of net selling price increases and product mix changes. The constant-currency decrease in the overall net price per unit within the Campervan product line of 0.9% was primarily due to the impact of product mix changes and increased sales discounting.

European Recreational Vehicle cost of products sold increased 251,966 to $2,783,769, or 82.7% of European Recreational Vehicle net sales, for fiscal 2024 compared to 2,531,803, or 83.4% of European Recreational Vehicle net sales, for fiscal 2023. The changes in material, labor, freight-out and warranty costs comprised $210,144 of the $251,966 increase. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales decreased to 72.5% for fiscal 2024 compared to 73.4% for fiscal 2023 primarily due to a decrease in the labor cost percentage from product mix changes, mainly the increased concentration of motorcaravans which carry a lower direct labor percentage relative to their sales price. The material cost and warranty cost percentages also improved slightly.

Total manufacturing overhead increased $41,822 with the increase in European Recreational Vehicle net sales and increased as a percentage of European Recreational Vehicle net sales from 10.0% to 10.2% primarily due to small increases in manufacturing overhead wages and benefits and depreciation expense as a percentage of European Recreational Vehicle net sales.

The increase of $75,867 in European Recreational Vehicle gross profit for fiscal 2024 compared to fiscal 2023 was primarily due to the increase in European Recreational Vehicle net sales and the decrease in the cost of products sold percentage noted above.

The $26,975 increase in European Recreational Vehicle selling, general and administrative expenses for fiscal 2024 compared to fiscal 2023 included the impact of the increases in European Recreational Vehicle net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $6,732. Sales-related travel and advertising and promotional costs also increased $11,617, primarily due to increased display space at the annual Caravan Salon show and attending more regional shows in comparison to the prior fiscal year, and professional fees also increased $2,699.

The primary reason for the $51,752 increase in European Recreational Vehicle income before income taxes was the increase in European Recreational Vehicle net sales. The primary reasons for the increase in percentage was the decrease in the cost of products sold percentage noted above. Amortization expense was also 0.3% lower as a percentage of sales in fiscal 2024 compared to fiscal 2023.

Liquidity and Capital Resources

As of July 31, 2024, we had $501,316 in cash and cash equivalents, of which $373,031 is held in the United States and the equivalent of $128,285, predominantly in Euros, is held in Europe, compared to $441,232 on July 31, 2023, of which $338,703 was held in the United States and the equivalent of $102,529, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the United States. The components of the $60,084 increase in cash and cash equivalents are described in more detail below, but the increase was primarily attributable to cash provided by operations of $545,548 less cash used in financing activities of $337,677 and cash used in investing activities of $146,812.

Net working capital at July 31, 2024 was $1,083,005 compared to $1,077,098 at July 31, 2023. Capital expenditures of $139,635 for fiscal 2024 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. In addition, the unused availability under our revolving asset-based credit facility is generally available to the Company for general operating purposes and approximated $814,000 at July 31, 2024. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

Our priorities for the use of current and future available cash generated from operations remain consistent with our history, and include reducing our indebtedness, maintaining and, over time, growing our dividend payments and funding our growth, both organically and, opportunistically, through acquisitions. We may also consider strategic and opportunistic repurchases of shares of THOR stock under the share repurchase authorizations as discussed in Note 17 to the Consolidated Financial Statements, and special dividends based upon market and business conditions and excess cash availability, subject to potential customary limits and restrictions pursuant to our credit facilities, applicable legal limitations and determination by the Company’s Board of Directors (“Board”). We believe our on-hand cash and cash equivalents and funds generated from operations will be sufficient to fund expected cash dividend payments and share repurchases for the foreseeable future.

Our current estimate of committed and internally approved capital spend for fiscal 2025 is $225,000, primarily for certain building projects and certain automation projects, as well as replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business. We anticipate approximately two-thirds of our capital spend will be in North America and one-third in Europe, and that these expenditures will be funded by cash provided by our operating activities.

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

Operating Activities

Net cash provided by operating activities for fiscal 2024 was $545,548 as compared to net cash provided by operating activities of $981,633 for fiscal 2023.

For fiscal 2024, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax benefit and stock-based compensation) provided $564,153 of operating cash. The change in net working capital used operating cash of $18,605 during fiscal 2024, primarily due to a reduction in inventory levels being more than offset by a decrease in accounts payable associated with the decrease in inventory levels, required income tax payments exceeding the income tax provision for fiscal 2024 and a decrease in certain accrued liabilities as a result of the reduction in sales and production compared to fiscal 2023.

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

Investing Activities

Net cash used in investing activities for fiscal 2024 was $146,812, primarily due to capital expenditures of $139,635.

Net cash used in investing activities for fiscal 2023 was $222,483, primarily due to capital expenditures of $208,194.

Financing Activities

Net cash used in financing activities for fiscal 2024 was $337,677, including borrowings of $113,502 on the asset-based credit facility for temporary working capital needs and subsequent payments of $111,555 on the asset-based credit facility. In addition, borrowings of $186,723 were made in connection with the debt refinancing as discussed in Note 13 to the Consolidated Financial Statements, and payments totaling $340,619 were made on the term-loan credit facilities, of which $127,626 was paid in connection with the debt refinancing. Additionally, the Company made regular quarterly cash dividend payments of $0.48 per share for each quarter of fiscal 2024 totaling $102,137, and $68,387 was used for treasury share repurchases.

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

Principal Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments at July 31, 2024 are summarized in the following charts. Unrecognized income tax benefits in the amount of $12,405 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment. We have no other material off-balance sheet commitments.

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2025	Fiscal 2026-2027	Fiscal 2028-2029	After 5 Years
Debt principal payments (1)	$1,151,279	$32,650	$5,838	$10,720	$1,102,071
Finance leases (2)	$3,144	$1,083	$2,003	$58	$—
Operating leases (2)	$59,678	$17,182	$20,373	$8,445	$13,678
Purchase obligations (3)	$191,621	$191,621	$—	$—	$—
Total contractual cash obligations	$1,405,722	$242,536	$28,214	$19,223	$1,115,749
(1)See Note 13 to the Consolidated Financial Statements for additional information.
(2)See Note 16 to the Consolidated Financial Statements for additional information.
(3)Represent commitments to purchase specified quantities of raw materials at market prices. The dollar values above have been estimated based on July 31, 2024 market prices.

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Less Than One Year (1)	1-3 Years	4-5 Years	Over 5 Years
Standby repurchase obligations (1)	$3,642,137	$2,210,005	$1,432,132	$—	$—
(1)The standby repurchase totals above do not consider any curtailments that lower the eventual repurchase obligation totals, and these obligations generally extend up to eighteen months from the date of sale of the related product to the dealer. In estimating the expiration of the standby repurchase obligations, we used inventory reports as of July 31, 2024 from our independent dealers’ primary lending institutions and made an assumption for obligations for inventory aged 0-12 months that it was financed evenly over the twelve-month period.

Application of Critical Accounting Estimates

See Note 1 to the Consolidated Financial Statements for further information on the Company’s significant accounting policies.

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

Goodwill, Intangible and Long-Lived Assets

Goodwill results from the excess of purchase price over the net assets of an acquired business. The Company’s reporting units are generally the same as its operating segments, which are identified in Note 3 to the Consolidated Financial Statements. Goodwill is not amortized but is tested for impairment annually as of May 31 of each fiscal year and whenever events or changes in circumstances indicate that an impairment may have occurred. The total carrying value of goodwill as of July 31, 2024 is $1,786,973. See Note 7 to the Consolidated Financial Statements for a summary of changes in carrying value by fiscal year and reportable segment. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess is recognized, not to exceed the amount of goodwill allocated to the reporting unit. As part of the annual impairment testing, the Company may utilize a qualitative approach rather than a quantitative approach to determine if an impairment exists, considering various factors including industry changes, actual results as compared to forecasted results, or the timing of a recent acquisition, if applicable.

For the Company’s May 31, 2024 annual impairment test, multiple reporting units showed fair value exceeding carrying value by less than 25%. The aggregate value of goodwill in these reporting units is approximately 85% of the Company’s consolidated goodwill balance. Fair values are determined using discounted cash flow models, and these estimates are subject to significant management judgment, including the determination of many factors and inputs such as, but not limited to, sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates developed using market observable inputs and consideration of risk regarding future performance. Market multiples derived from selected guideline public companies are also utilized to evaluate the discounted cash flow models. Changes in any of these estimates can have a significant impact on the determination of fair value. Additionally, market data and factors outside the Company’s control, such as interest rates, dealer and end consumer demand, consumer preferences or unexpected competition could have a significant impact on estimated fair values. Changes in any of these estimates or other factors could potentially result in future material impairments in one or more of the Company’s reporting units.

The Company’s intangible assets are dealer networks, trademarks and design technology and other intangible assets acquired in business acquisitions. Dealer networks are valued on a Discounted Cash Flow method and are amortized on an accelerated basis over 12 to 20 years, with amortization beginning after any applicable backlog amortization is completed. Trademarks and design technology assets are both valued on a Relief of Royalty method and are both amortized on a straight-line basis, using lives of 15 to 25 years for trademarks and 10 to 15 years for design technology assets, respectively. Amortizable intangible assets, net as of July 31, 2024 totaled $861,133. See Note 7 to the Consolidated Financial Statements for a summary of the components of that balance.

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

The Company completed its annual goodwill impairment test as of May 31, 2024, and no impairment was identified. See Note 7 to the Consolidated Financial Statements for further information regarding goodwill and intangible assets.

Product Warranty

We generally provide retail customers of our products with either a one-year or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components or other items. We record a liability, which totaled $311,627 at July 31, 2024, based on our best estimate of the amounts necessary to settle unpaid existing claims and estimated future claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of retail sold units, existing THOR units in dealer inventory, historical average costs per unit incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in service shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such additional claims or costs materialize. Management believes that the warranty liability is appropriate; however, actual claims incurred could differ from estimates, requiring adjustments to the reserves.

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

The Company also holds $386,279 of debt denominated in Euros at July 31, 2024. A hypothetical 10% change in the Euro/U.S. dollar exchange rate would change our July 31, 2024 debt balance by an estimated $38,628.

INTEREST RATE RISK – Based on our assumption of the Company’s floating-rate debt levels over the next 12 months, a one-percentage-point increase in interest rates (approximately 14.1% of our weighted-average interest rate at July 31, 2024) would result in an estimated $6,026 reduction in income before income taxes over a one-year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information provided in pages F-1 through F-34 at the end of this Report is incorporated by reference in response to this Item.

Quarterly Financial Data (Unaudited)

	Quarter Ended
Fiscal 2024	October 31	January 31	April 30	July 31
Net sales	$2,500,759	$2,207,369	$2,801,113	$2,534,167
Gross profit	357,932	270,847	421,852	401,331
Net income attributable to THOR Industries, Inc.	53,565	7,217	114,511	90,015

Earnings per common share: (1)
Basic	$1.01	$0.14	$2.15	$1.70
Diluted	$0.99	$0.13	$2.13	$1.68
Dividends paid per common share	$0.48	$0.48	$0.48	$0.48

Market prices per common share
High	$116.31	$122.00	$129.31	$110.32
Low	$84.55	$87.52	$96.99	$88.37

	Quarter Ended
Fiscal 2023	October 31	January 31	April 30	July 31
Net sales	$3,108,084	$2,346,635	$2,928,820	$2,738,066
Gross profit	486,476	282,935	432,637	394,305
Net income attributable to THOR Industries, Inc.	136,185	27,080	120,719	90,287

Earnings per common share: (1)
Basic	$2.54	$0.51	$2.26	$1.69
Diluted	$2.53	$0.50	$2.24	$1.68
Dividends paid per common share	$0.45	$0.45	$0.45	$0.45

Market prices per common share
High	$96.11	$94.46	$105.36	$115.52
Low	$67.09	$74.00	$74.50	$75.93

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2024 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of July 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.

Part C – Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part D – Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of THOR Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of THOR Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2024, of the Company and our report dated September 24, 2024, expressed an unqualified opinion on those financial statements.

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
September 24, 2024

ITEM 9B. OTHER INFORMATION

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

On July 2, 2024, our Chief Operating Officer, Todd Woelfer, adopted a Rule 10b5-1 trading arrangement (providing for the sale of up to 22,500 shares of Company common stock) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Woelfer’s Rule 10b5-1 trading arrangement provides for a mandatory cooling-off period as required by Rule 10b5-1 and is scheduled to expire on September 26, 2025 or such earlier date as of which all of the shares covered by the arrangement have been sold. As of July 31, 2024, Mr. Woelfer held 72,514 shares of Company common stock not subject to trading under his Rule 10b5-1 trading arrangement.

Except as described above, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended July 31, 2024.

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

The other information in response to this Item is included under the captions OUR BOARD OF DIRECTORS; EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS; BOARD OF DIRECTORS: STRUCTURE AND COMMITTEES AND CORPORATE GOVERNANCE: OWNERSHIP OF COMMON STOCK and DELINQUENT SECTION 16(A) REPORTS in the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which portions of said Proxy Statement are hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item is contained under the captions COMPENSATION DISCUSSION AND ANALYSIS, EXECUTIVE COMPENSATION: BOARD OF DIRECTORS: STRUCTURE AND COMMITTEES AND CORPORATE GOVERNANCE - DIRECTOR COMPENSATION and COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION in the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which portions of said Proxy Statement are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of July 31, 2024 about the Company’s Common Stock that is authorized for issuance under the THOR Industries, Inc. 2016 Equity and Incentive Plan (the “2016 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	939,238	(1)	$—	(2)	823,120	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	939,238		$—		823,120
(1)Represents shares underlying restricted stock units and performance stock units granted pursuant to the 2016 Plan.
(2)The restricted stock units and performance stock units totaling 939,238 in column (a) do not have an exercise price.
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

4.2	Form of 4.000% Senior Notes due 2029 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 14, 2021)
4.3	Form of Common Stock Certificate (incorporated by reference to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987) (P) Rule 311
4.4	Description of Registrant's Securities (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2020)
10.1	Thor Industries, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2022) +
10.2
Thor Industries, Inc. Form of Indemnification Agreement for executive officers and directors of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2011) +

10.3
Amended and Restated Dealer Exclusivity Agreement, dated as of January 30, 2009, by and among Thor Industries, Inc., FreedomRoads Holding Company, LLC, FreedomRoads, LLC and certain subsidiaries of FreedomRoads, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011)

10.4
Amendment No. 1 to Amended and Restated Dealer Exclusivity Agreement between the Company, FreedomRoads Holding Company, LLC, FreedomRoads, LLC and certain subsidiaries of FreedomRoads, LLC, dated as of December 22, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 22, 2009)

10.5
THOR Industries, Inc. 2016 Equity and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company's Additional Proxy Soliciting Materials on Schedule 14A filed on December 2, 2021) +

10.6
Form of Restricted Stock Unit Award Agreement for Grants to Employees of the Company under the Thor Industries, Inc. 2016 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated March 20, 2017) +

10.7
Form of Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors of the Company under the Thor Industries, Inc. 2016 Equity and Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated March 20, 2017) +

10.8
Term Loan Agreement, dated as of February 1, 2019, by and among the Company, as borrower, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current report on Form 8-K dated February 1, 2019, as amended April 18, 2019)

10.9
ABL Credit Agreement, dated as of February 1, 2019, by and among the Company, certain domestic subsidiaries of the Company, certain subsidiaries of EHG organized under the laws of Germany and a subsidiary of EHG organized under the laws of the United Kingdom, the several lenders from time to time parties thereto and JPMorgan, as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current report on Form 8-K dated February 1, 2019, as amended April 18, 2019)

10.10
Amendment No. 1 to the Term Loan Credit Agreement dated as of March 25, 2021, by and among the Company, certain subsidiaries of the Company and JPMorgan Chase Bank, N.A., as Administrative Agent and Term B-1 Lender (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2021)

10.11
Form of Employment Agreement between the Company and each of Robert W. Martin, Colleen Zuhl, W. Todd Woelfer, and Trevor Q. Gasper dated July 24, 2023 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2023) +

10.12
Amendment No. 1 to the ABL Credit Agreement, dated as of September 1, 2021, by and among the Company, certain domestic subsidiaries of the Company, certain subsidiaries of EHG organized under the laws of Germany and a subsidiary of EHG organized under the laws of the United Kingdom, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2021)

10.13
Amendment No. 2 to the Term Loan Credit Agreement dated as of May 9, 2023, by and among the Company, certain subsidiaries of the Company and JPMorgan Chase Bank, N.A., as Administrative Agent and Term B-1 Lender (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2023)

10.14
Amendment No. 2 to the ABL Credit Agreement, dated as of May 1, 2023, by and among the Company, certain domestic subsidiaries of the Company, certain subsidiaries of EHG organized under the laws of Germany and a subsidiary of EHG organized under the laws of the United Kingdom, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2023)

10.15
Amendment No. 3 to the Term Loan Credit Agreement dated as of November 15, 2023, by and among the Company, certain subsidiaries of the Company and JPMorgan Chase Bank, N.A., as Administrative Agent and Term B-1 Lender (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2024)

10.16
Amendment No. 3 to the ABL Credit Agreement, dated as of November 15, 2023, by and among the Company, certain domestic subsidiaries of the Company, certain subsidiaries of EHG organized under the laws of Germany and a subsidiary of EHG organized under the laws of the United Kingdom, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2024)

10.17
Form of Employment Agreement between the Company and Michele McDermott dated January 29, 2024 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2024) +

10.18
Amendment No. 4 to the Term Loan Credit Agreement dated as of July 1, 2024, by and among the Company, certain subsidiaries of the Company and JPMorgan Chase Bank, N.A., as Administrative Agent and Term B-1 Lender*

19.1	THOR Industries, Inc. Policy ADM-2A: Insider Trading effective July 10, 2015, and revised effective February 1, 2024*
21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP, dated September 24, 2024*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	THOR Industries, Inc.'s Amended and Restated Policy on Recoupment of Performance-Based Compensation in the Event of an Accounting Restatement*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104.1	The cover page from THOR Industries Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024 formatted in Inline XBRL (included in Exhibit 101).

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended July 31, 2024 formatted in iXBRL (Inline “eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 24, 2024 on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/s/ Robert W. Martin
Robert W. Martin
Director, President and Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 24, 2024 by the following persons on behalf of the Registrant and in the capacities indicated.

(Signed)	/s/ Robert W. Martin	(Signed)	/s/ Colleen Zuhl
	Robert W. Martin		Colleen Zuhl
	Director, President and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	(Principal executive officer)		(Principal financial and accounting officer)

(Signed)	/s/ Andrew E. Graves	(Signed)	/s/ Peter B. Orthwein
	Andrew E. Graves		Peter B. Orthwein
	Chairman of the Board		Director and Chairman Emeritus

(Signed)	/s/ Christina Hennington	(Signed)	/s/ Amelia A. Huntington
	Christina Hennington		Amelia A. Huntington
	Director		Director

(Signed)	/s/ Laurel M. Hurd	(Signed)	/s/ Christopher J. Klein
	Laurel M. Hurd		Christopher J. Klein
	Director		Director

(Signed)	/s/ William J. Kelley Jr.	(Signed)	/s/ Jeffrey D. Lorenger
	William J. Kelley Jr.		Jeffrey D. Lorenger
	Director		Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of THOR Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of THOR Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended July 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 24, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Valuation of Goodwill—Airxcel and Heartland Reporting Units—Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that an impairment may have occurred. The Company typically utilizes a quantitative assessment to test for impairment, which involves a comparison of the fair value of a reporting unit with its carrying value. Fair values are determined using discounted cash flow models, and these estimates are subject to significant management judgment, including the determination of many factors and inputs such as, but not limited to, sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates developed using market observable inputs and consideration of risk regarding future performance. Market multiples derived from selected guideline public companies are also utilized to evaluate the discounted cash flow models. Changes in any of these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. The goodwill balance was $1,787 million as of July 31, 2024, of which $389 million was allocated to the Airxcel reporting unit and $113 million allocated to the Heartland reporting unit. As a result of the assessment performed by the Company during the year ended July 31, 2024, the Company concluded that the fair values of the Airxcel and Heartland reporting units exceeded their carrying values and that there was no impairment of Airxcel and Heartland reporting unit goodwill.

We identified the valuation of goodwill for the Airxcel and Heartland reporting units as a critical audit matter due to the significant judgments made by management to estimate the fair value of these reporting units and the differences between the fair value of these reporting units and their carrying values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s sales growth rates and the selection of discount rates used in the discounted cash flow models.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the sales growth rates and discount rates used by management to estimate the fair value of the Airxcel and Heartland reporting units included the following, among others:
•We tested the effectiveness of controls over management’s determination of the reporting units’ fair values, including controls related to sales growth rates and management’s selection of the discount rates.
•We evaluated the reasonableness of the sales growth rates by comparing forecasted sales to historical operating results, internal information communicated to management and the Board of Directors, external data encompassing the recreational vehicle industry, and information furnished to the public by the Company, its peers, and analysts following the Company and the industry.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing ranges of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP
Chicago, Illinois
September 24, 2024

We have served as the Company’s auditor since 1981.

THOR Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, July 31, 2024 and 2023
(amounts in thousands, except share and per share data)

	July 31, 2024	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$501,316	$441,232
Accounts receivable, trade, net	502,301	543,865
Accounts receivable, other, net	198,594	99,354
Inventories, net	1,366,638	1,653,070
Prepaid income taxes, expenses and other	81,178	56,059
Total current assets	2,650,027	2,793,580
Property, plant and equipment, net	1,390,718	1,387,808
Other assets:
Goodwill	1,786,973	1,800,422
Amortizable intangible assets, net	861,133	996,979
Deferred income tax assets, net	28,414	5,770
Equity investments	137,272	126,909
Other	166,286	149,362
Total other assets	2,980,078	3,079,442
TOTAL ASSETS	$7,020,823	$7,260,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$628,134	$736,275
Current portion of long-term debt	32,650	11,368
Short-term financial obligations	72,051	49,433
Accrued liabilities:
Compensation and related items	185,249	189,324
Product warranties	311,627	345,197
Income and other taxes	74,987	100,631
Promotions and rebates	169,928	163,410
Product, property and related liabilities	32,278	54,720
Other	60,118	66,124
Total current liabilities	1,567,022	1,716,482
Long-term debt	1,101,265	1,291,311
Deferred income tax liabilities, net	74,401	75,668
Unrecognized tax benefits	12,405	14,835
Other liabilities	191,677	179,136
Total long-term liabilities	1,379,748	1,560,950
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock—authorized 1,000,000 shares; none outstanding	—	—
Common stock—par value of $.10 per share; authorized 250,000,000 shares; issued 66,859,738 and 66,344,340 shares, respectively	6,686	6,634
Additional paid-in capital	577,015	539,032
Retained earnings	4,254,734	4,091,563
Accumulated other comprehensive (loss), net of tax	(93,706)	(68,547)
Less treasury shares of 13,928,314 and 13,030,030, respectively, at cost	(677,299)	(592,667)
Stockholders’ equity attributable to THOR Industries, Inc.	4,067,430	3,976,015
Non-controlling interests	6,623	7,383
Total stockholders’ equity	4,074,053	3,983,398
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,020,823	$7,260,830

See Notes to the Consolidated Financial Statements.

THOR Industries, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income for the Years Ended July 31, 2024, 2023 and 2022
(amounts in thousands, except share and per share data)

	2024	2023	2022
Net sales	$10,043,408	$11,121,605	$16,312,525
Cost of products sold	8,591,446	9,525,252	13,506,495
Gross profit	1,451,962	1,596,353	2,806,030
Selling, general and administrative expenses	895,531	870,054	1,116,462
Amortization of intangible assets	132,544	140,808	156,946
Interest expense, net	88,666	97,447	90,092
Other income, net	13,623	11,309	17,334
Income before income taxes	348,844	499,353	1,459,864
Income taxes	83,444	125,113	321,621
Net income	265,400	374,240	1,138,243
Less: Net income (loss) attributable to non-controlling interests	92	(31)	439
Net income attributable to THOR Industries, Inc.	$265,308	$374,271	$1,137,804

Weighted-average common shares outstanding:
Basic	53,248,488	53,478,310	55,034,653
Diluted	53,687,377	53,857,143	55,264,046

Earnings per common share:
Basic	$4.98	$7.00	$20.67
Diluted	$4.94	$6.95	$20.59

Comprehensive income:
Net income	$265,400	$374,240	$1,138,243
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax	(25,925)	114,164	(239,038)
Unrealized gain (loss) on derivatives, net of tax	—	(675)	9,330
Other income (loss), net of tax	(86)	(807)	2,047
Total other comprehensive income (loss), net of tax	(26,011)	112,682	(227,661)
Total comprehensive income	239,389	486,922	910,582
Comprehensive (loss) attributable to non-controlling interest	(760)	(409)	(994)
Comprehensive income attributable to THOR Industries, Inc.	$240,149	$487,331	$911,576

See Notes to the Consolidated Financial Statements.

THOR Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2024, 2023 and 2022
(amounts in thousands, except share and per share data)

					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss), net	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2021	65,651,570	$6,565	$460,482	$2,770,401	$44,621	10,285,329	$(360,226)	$2,921,843	$26,263	$2,948,106
Net income	—	—	—	1,137,804	—	—	—	1,137,804	439	1,138,243
Purchase of treasury shares	—	—	—	—	—	1,944,243	(165,107)	(165,107)	—	(165,107)
Restricted stock unit activity	407,833	41	4,527	—	—	152,869	(18,011)	(13,443)	—	(13,443)
Cash dividends $1.72 per common share	—	—	—	(94,944)	—	—	—	(94,944)	—	(94,944)
Stock compensation expense	—	—	31,421	—	—	—	—	31,421	—	31,421
Other comprehensive income (loss)	—	—	—	—	(226,228)	—	—	(226,228)	(1,433)	(227,661)
Dividend paid to non-controlling interest	—	—	—	—	—	—	—	—	(555)	(555)
Acquisitions	—	—	1,516	—	—	—	—	1,516	(16,922)	(15,406)
Balance at July 31, 2022	66,059,403	$6,606	$497,946	$3,813,261	$(181,607)	12,382,441	$(543,344)	$3,592,862	$7,792	$3,600,654
Net income (loss)	—	—	—	374,271	—	—	—	374,271	(31)	374,240
Purchase of treasury shares	—	—	—	—	—	549,532	(42,007)	(42,007)	—	(42,007)
Restricted stock unit activity	284,937	28	1,574	—	—	98,057	(7,316)	(5,714)	—	(5,714)
Cash dividends $1.80 per common share	—	—	—	(95,969)	—	—	—	(95,969)	—	(95,969)
Stock compensation expense	—	—	39,512	—	—	—	—	39,512	—	39,512
Other comprehensive income (loss)	—	—	—	—	113,060	—	—	113,060	(378)	112,682
Balance at July 31, 2023	66,344,340	$6,634	$539,032	$4,091,563	$(68,547)	13,030,030	$(592,667)	$3,976,015	$7,383	$3,983,398
Net income	—	—	—	265,308	—	—	—	265,308	92	265,400
Purchase of treasury shares	—	—	—	—	—	720,997	(68,387)	(68,387)	—	(68,387)
Restricted stock unit activity	515,398	52	82	—	—	177,287	(16,245)	(16,111)	—	(16,111)
Cash dividends $1.92 per common share	—	—	—	(102,137)	—	—	—	(102,137)	—	(102,137)
Stock compensation expense	—	—	37,901	—	—	—	—	37,901	—	37,901
Other comprehensive income (loss)	—	—	—	—	(25,159)	—	—	(25,159)	(852)	(26,011)
Balance at July 31, 2024	66,859,738	$6,686	$577,015	$4,254,734	$(93,706)	13,928,314	$(677,299)	$4,067,430	$6,623	$4,074,053

See Notes to the Consolidated Financial Statements.

THOR Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Years Ended July 31, 2024, 2023 and 2022
(amounts in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$265,400	$374,240	$1,138,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	144,601	136,120	127,507
Amortization of intangibles	132,544	140,808	156,946
Amortization of debt issuance costs and extinguishment charges	18,274	11,455	11,322
Deferred income tax benefit	(24,970)	(34,477)	(51,885)
Gain on disposition of property, plant and equipment	(9,597)	(3,319)	(7,564)
Stock-based compensation expense	37,901	39,512	31,421
Changes in assets and liabilities:
Accounts receivable	(60,153)	313,410	39,247
Inventories	236,916	109,975	(381,543)
Prepaid income taxes, expenses and other	(26,840)	1,052	(13,884)
Accounts payable	(101,910)	(120,684)	(116,608)
Accrued liabilities and other	(85,081)	295	78,385
Long-term liabilities and other	18,463	13,246	(21,471)
Net cash provided by operating activities	545,548	981,633	990,116
Cash flows from investing activities:
Purchases of property, plant and equipment	(139,635)	(208,194)	(242,357)
Proceeds from dispositions of property, plant and equipment	24,927	13,655	16,067
Business acquisitions, net of cash acquired	(7,314)	(6,184)	(781,967)
Other	(24,790)	(21,760)	(41,000)
Net cash used in investing activities	(146,812)	(222,483)	(1,049,257)
Cash flows from financing activities:
Borrowings on term-loan credit facilities	186,723	—	—
Payments on term-loan credit facilities	(340,619)	(402,355)	(332,907)
Borrowings on revolving asset-based credit facilities	113,502	—	660,088
Payments on revolving asset-based credit facilities	(111,555)	(100,000)	(559,035)
Proceeds from issuance of senior unsecured notes	—	—	500,000
Payments on other debt	(11,152)	(11,968)	(11,535)
Payments of debt issuance costs	(10,480)	—	(8,445)
Cash dividends paid	(102,137)	(95,969)	(94,944)
Payments on finance lease obligations	(755)	(1,215)	(1,084)
Purchase of treasury shares	(68,387)	(42,007)	(165,107)
Payments related to vesting of stock-based awards	(16,245)	(7,316)	(18,011)
Other	23,428	25,145	(16,861)
Net cash used in financing activities	(337,677)	(635,685)	(47,841)
Effect of exchange rate changes on cash and cash equivalents	(975)	6,214	(30,171)
Net increase (decrease) in cash and cash equivalents	60,084	129,679	(137,153)
Cash and cash equivalents, beginning of period	441,232	311,553	448,706
Cash and cash equivalents, end of period	$501,316	$441,232	$311,553
Supplemental cash flow information:
Income taxes paid	$147,126	$143,077	$380,874
Interest paid	$86,421	$95,383	$74,455
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$5,429	$5,447	$4,733

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements as of and for the Years Ended July 31, 2024, 2023 and 2022
(All Dollar and Euro amounts are presented in thousands, except share and per share data or as otherwise specified)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – THOR Industries, Inc. was founded in 1980 and is the sole owner of operating subsidiaries (collectively, the “Company” or “THOR”), that, combined, represent the world’s largest manufacturer of recreational vehicles (“RVs”) by units sold and revenue. The Company manufactures a wide variety of RVs in the United States and Europe and sells those vehicles, as well as related parts and accessories, primarily to independent, non-franchise dealers throughout the United States, Canada and Europe. Unless the context requires or indicates otherwise, all references to “THOR,” the “Company,” “we,” “our” and “us” refer to THOR Industries, Inc. and its subsidiaries.

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

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Key estimates include the valuation of acquired assets and liabilities, reserves for inventory, incurred but not reported medical claims, warranty claims, dealer promotional accruals, workers’ compensation claims, vehicle repurchases, uncertain tax positions, product and non-product litigation and assumptions made in asset impairment assessments. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. The Company believes that such estimates are made using consistent and appropriate methods. Actual results could differ from these estimates.

Cash and Cash Equivalents – Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. At July 31, 2024 and July 31, 2023, cash and cash equivalents of $318,918 and $316,401, respectively, were held by one U.S. financial institution. In addition, at July 31, 2024 and July 31, 2023, the equivalent of $90,816 and $68,170, respectively, was held in Euros by one European financial institution.

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
Rental vehicles – 6 years
Depreciation expense is recorded in cost of products sold, except for $24,240, $26,999 and $25,388 in fiscal 2024, 2023 and 2022, respectively, which relates primarily to office buildings and office equipment and is recorded in selling, general and administrative expenses.

Business Combinations – The Company accounts for the acquisition of a business using the acquisition method of accounting. Assets acquired and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at the acquisition date at their fair values. Assigning fair values requires the Company to make significant estimates and assumptions regarding the fair value of identifiable intangible assets, inventory, property, plant and equipment, deferred tax asset valuation allowances, and liabilities, such as uncertain tax positions and contingencies. The Company may refine these estimates, if necessary, over a period not to exceed one year from the acquisition date, by taking into consideration new information that, if known at the acquisition date, would have affected the fair values ascribed to the assets acquired and liabilities assumed.

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

Long-lived Assets – Long-lived assets, such as property, plant and equipment and identifiable intangibles that are amortized, amongst others, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable from future cash flows. If the carrying value of a long-lived asset or asset group is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset or asset group exceeds its fair value. Intangible assets consist of trademarks, dealer networks/customer relationships, design technology and non-compete agreements. Trademarks are amortized on a straight-line basis over 15 to 25 years. Dealer networks/customer relationships are amortized on an accelerated basis over 12 to 20 years, with amortization beginning after backlog amortization is completed, if applicable. Design technology and non-compete agreements are amortized using the straight-line method over 2 to 15 years.

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

For recreational vehicle sales, the Company recognizes revenue when its performance obligation has been satisfied and control of the product is transferred to the dealer, which generally aligns with shipping terms. Shipping terms vary depending on regional contracting practices. U.S. customers primarily contract under FOB shipping point terms. European customers generally contract on ExWorks (“EXW”) incoterms (meaning the seller fulfills its obligation to deliver when it makes goods available at its premises, or another specified location, for the buyer to collect). Under EXW incoterms, the performance obligation is satisfied and control is transferred at the point when the customer is notified that the vehicle is available for pickup. Customers do not have a right of return. Most warranties provided are assurance-type warranties.

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

Revenue is measured as the amount of consideration to which the Company expects to be entitled in exchange for the Company’s products and services. The amount of revenue recognized includes adjustments for any variable consideration, such as sales discounts, sales allowances, promotions, rebates and other sales incentives which are included in the transaction price and allocated to each performance obligation based on the standalone selling price. The Company estimates variable consideration based on the expected value of total consideration to which customers are likely to be entitled to based primarily on historical experience and current market conditions. Included in the estimate is an assessment as to whether any variable consideration is constrained. Revenue estimates are adjusted at the earlier of a change in the expected value of consideration or when the consideration becomes fixed. During fiscal 2024, fiscal 2023 and fiscal 2022, adjustments to revenue from performance obligations satisfied in prior periods, which relate primarily to changes in estimated variable consideration, were immaterial.

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

Advertising Costs – Advertising costs, which consist primarily of trade shows, are expensed as incurred and were $77,029, $66,169 and $55,461 in fiscal 2024, 2023 and 2022, respectively.

Foreign Currency – The financial statements of the Company’s foreign operations with a functional currency other than the U.S. dollar are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, and, for revenues and expenses, the weighted-average exchange rate for each applicable period, and the resulting translation adjustments are recorded in Accumulated Other Comprehensive (Loss), net of tax. Transaction gains and losses from foreign currency exchange rate changes are recorded in Other income, net in the Consolidated Statements of Income and Comprehensive Income.

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

Research and Development – Research and development costs are expensed when incurred and totaled $49,380, $36,592 and $38,998 in fiscal 2024, 2023 and 2022, respectively.

Stock-Based Compensation – The Company records compensation expense based on the fair value of stock-based awards, including restricted stock units and performance stock units, on a straight-line basis over the requisite service period, which is generally three years, while some stock-based awards use a graded vesting period. Stock-based compensation expense is recorded net of estimated forfeitures, which is based on historical forfeiture rates over the vesting period of employee awards.

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

	2024	2023	2022
Weighted-average shares outstanding for basic earnings per share	53,248,488	53,478,310	55,034,653
Unvested restricted stock units and performance stock units	438,889	378,833	229,393
Weighted-average shares outstanding assuming dilution	53,687,377	53,857,143	55,264,046

The Company excludes unvested restricted stock units and performance stock units that have an antidilutive effect from its calculation of weighted-average shares outstanding. Antidilutive unvested restricted stock units and performance stock units excluded from the July 31, 2024, July 31, 2023 and July 31, 2022 calculations were not material.

Accounting Pronouncements

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

The following table summarizes the final fair values of the Airxcel net assets acquired on the acquisition date.

Cash	$23,404
Inventory	71,150
Other assets	62,657
Property, plant and equipment	40,518
Amortizable intangible assets:
Customer relationships	284,000
Trademarks	56,900
Design technology assets	60,600
Backlog	700
Goodwill	372,608
Current liabilities	(115,535)
Deferred income tax liabilities	(77,086)
Other liabilities	(10,494)
Non-controlling interest	(739)
Total fair value of net assets acquired	768,683
Less: Cash acquired	(23,404)
Total cash consideration for acquisition, less cash acquired	$745,279

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

Pro forma Information

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

Fiscal 2022
Net sales	$16,359,983
Net income attributable to THOR Industries, Inc.	$1,144,617
Basic earnings per common share	$20.80
Diluted earnings per common share	$20.71

3.BUSINESS SEGMENTS

The Company has three reportable segments, all related to recreational vehicles: (1) North American Towable Recreational Vehicles, (2) North American Motorized Recreational Vehicles and (3) European Recreational Vehicles.

The North American Towable Recreational Vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (including Cruiser RV and DRV), Jayco (including Jayco towable, Starcraft and Highland Ridge), Keystone (including CrossRoads and Dutchmen), and KZ (including Venture RV). The North American Motorized Recreational Vehicle reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (including Jayco motorized and Entegra Coach), Thor Motor Coach and Tiffin Group (namely, Tiffin Motorhomes, Inc.). The European Recreational Vehicles reportable segment consists solely of the EHG business. EHG manufactures a full line of towable and motorized recreational vehicles, including caravans, motorcaravans, urban vehicles and campervans in eight primary RV production locations within Europe. EHG produces and sells numerous brands primarily within Europe, including Buccaneer, Buerstner, Carado, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore. In addition, EHG’s operations include other RV-related products and services.

The operations of the Company’s Postle and Airxcel subsidiaries are included in “Other”, along with the operations of Roadpass Digital through December 30, 2022 as discussed in Note 8 to the Consolidated Financial Statements. Net sales included in Other related primarily to the sale of specialized component parts and aluminum extrusions. Intercompany eliminations primarily adjust for Postle and Airxcel sales to the Company’s North American Towables and North American Motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of products to third parties.

Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, deferred compensation plan assets, equity and other investments and certain Corporate real estate holdings primarily utilized by THOR’s U.S.-based operating subsidiaries.

	2024	2023	2022
NET SALES:
Recreational vehicles
North American Towable	$3,679,671	$4,202,628	$8,661,945
North American Motorized	2,445,850	3,314,170	3,979,647
Total North America	6,125,521	7,516,798	12,641,592
European	3,364,980	3,037,147	2,887,453
Total recreational vehicles	9,490,501	10,553,945	15,529,045
Other	781,927	777,639	1,225,824
Intercompany eliminations	(229,020)	(209,979)	(442,344)
Total	$10,043,408	$11,121,605	$16,312,525

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towable	$169,232	$237,123	$1,050,536
North American Motorized	126,496	255,207	436,604
Total North America	295,728	492,330	1,487,140
European	231,377	179,625	87,116
Total recreational vehicles	527,105	671,955	1,574,256
Other, net	45,299	36,965	110,798
Corporate	(223,560)	(209,567)	(225,190)
Total	$348,844	$499,353	$1,459,864

	2024	2023
TOTAL ASSETS:
Recreational vehicles
North American Towable	$1,290,117	$1,429,899
North American Motorized	1,077,808	1,268,109
Total North America	2,367,925	2,698,008
European	2,871,316	2,898,175
Total recreational vehicles	5,239,241	5,596,183
Other, net	1,058,842	1,048,076
Corporate	722,740	616,571
Total	$7,020,823	$7,260,830

	2024	2023	2022
DEPRECIATION AND INTANGIBLE ASSET AMORTIZATION EXPENSE:
Recreational vehicles
North American Towable	$54,716	$60,880	$65,260
North American Motorized	34,789	32,639	29,088
Total North America	89,505	93,519	94,348
European	126,831	121,464	131,518
Total recreational vehicles	216,336	214,983	225,866
Other, net	58,233	60,172	56,855
Corporate	2,576	1,773	1,732
Total	$277,145	$276,928	$284,453

CAPITAL ACQUISITIONS:
Recreational vehicles
North American Towable	$16,938	$63,898	$72,892
North American Motorized	16,329	42,902	36,321
Total North America	33,267	106,800	109,213
European	70,497	65,745	97,328
Total recreational vehicles	103,764	172,545	206,541
Other, net	26,108	34,190	33,162
Corporate	9,745	2,173	858
Total	$139,617	$208,908	$240,561

DESTINATION OF NET SALES BY GEOGRAPHIC REGION:
United States	$6,190,597	$7,444,023	$12,235,760
Germany	2,023,566	1,816,282	1,728,565
Other Europe	1,343,081	1,220,158	1,158,563
Canada	435,839	587,559	1,132,788
Other foreign	50,325	53,583	56,849
Total	$10,043,408	$11,121,605	$16,312,525

	2024	2023
PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION:
United States	$787,696	$806,230
Germany	448,182	433,136
Other Europe	137,588	139,188
Other	17,252	9,254
Total	$1,390,718	$1,387,808

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

As of July 31, 2024 and July 31, 2023 there were no derivative instruments designated as hedges, except for the net investment hedge discussed below.

Net Investment Hedge

The Company designates its outstanding Euro-denominated term loan tranche as a hedge of foreign currency exposures related to investments the Company has in certain Euro-denominated functional currency subsidiaries.

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan are included as a component of the foreign currency translation adjustment. Gains (losses), net of tax, included in the foreign currency translation adjustment were $7,375, $(27,211), and $62,244 for the fiscal years ended July 31, 2024, July 31, 2023 and July 31, 2022, respectively.

There were no amounts reclassified out of accumulated other comprehensive (loss) pertaining to the net investment hedge during the fiscal years ended July 31, 2024, 2023 and 2022.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $22,333 and a fair value liability of $1,137 as of July 31, 2024. These other derivative instruments had a notional amount totaling approximately $25,248 and a fair value liability of $932 as of July 31, 2023. For these derivative instruments, changes in fair value are recognized in earnings.

The total amounts presented in the Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the following derivative instruments for the fiscal years ended July 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (loss) recognized in Other comprehensive income (loss), net of tax
Foreign currency forward contracts	$—	$—	$6
Interest rate swap agreements (1)	—	(675)	9,324
Total gain (loss)	$—	$(675)	$9,330

(1)Other comprehensive income, net of tax, before reclassification from AOCI was $0, $702 and $3,626 for fiscal years 2024, 2023 and 2022, respectively.

	2024
	Sales	Interest Expense
(Loss) on Derivatives Not Designated as Hedging Instruments
Amount of (loss) recognized in income, net of tax
Foreign currency forward contracts	$(962)	$—
Interest rate swap agreements	—	(160)
Total (loss)	$(962)	$(160)

	2023
	Sales	Interest Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(58)	$—
Interest rate swap agreements	—	1,377
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Foreign currency forward contracts	2,742	—
Commodities swap agreements	(2,229)	—
Interest rate swap agreements	—	167
Total gain (loss)	$455	$1,544

	2022
	Sales	Interest Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(723)	$—
Interest rate swap agreements	—	(5,698)
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Interest rate swap agreements	—	428
Total gain (loss)	$(723)	$(5,270)

5.INVENTORIES

Major classifications of inventories are as follows:

	July 31, 2024	July 31, 2023
Finished goods – RV	$249,949	$164,456
Finished goods – other	91,371	93,476
Work in process	261,043	313,006
Raw materials	434,165	563,614
Chassis	478,220	681,122
Subtotal	1,514,748	1,815,674
Excess of FIFO costs over LIFO costs	(148,110)	(162,604)
Total inventories, net	$1,366,638	$1,653,070

Of the $1,514,748 and $1,815,674 of inventories at July 31, 2024 and July 31, 2023, $1,109,062 and $1,224,069, respectively, was valued on the first-in, first-out (“FIFO”) basis, and $405,686 and $591,605, respectively, was valued on the last-in, first-out (“LIFO”) basis. During fiscal years 2024 and 2023 the amount of inventories in certain LIFO pools decreased and resulted in the liquidation of LIFO inventory layers carried at lower costs. The effect of these liquidations was to increase consolidated net income before income taxes in fiscal 2024 by approximately $29,200, with $23,900 in the North American Motorized segment and the remainder in the North American Towable segment, and to increase consolidated net income before income taxes in fiscal 2023 by approximately $8,300, all in the North American Towable segment.

6.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	July 31, 2024	July 31, 2023
Land	$151,164	$147,633
Buildings and improvements	1,053,812	1,038,394
Machinery and equipment	738,535	672,499
Rental vehicles	126,794	99,360
Lease right-of-use assets – operating	43,139	47,969
Lease right-of-use assets – finance	4,772	5,518
Total cost	2,118,216	2,011,373
Less: Accumulated depreciation	(727,498)	(623,565)
Property, plant and equipment, net	$1,390,718	$1,387,808
See Note 16 to the Consolidated Financial Statements for further information regarding the lease right-of-use assets.

7.INTANGIBLE ASSETS AND GOODWILL

The components of Amortizable intangible assets are as follows:

	July 31, 2024		July 31, 2023
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks/customer relationships	$1,107,396	$610,106	$1,112,273	$526,327
Trademarks	353,435	114,272	355,560	96,087
Design technology and other intangibles	258,260	133,580	258,868	107,483
Non-compete agreements	1,400	1,400	1,400	1,225
Total amortizable intangible assets	$1,720,491	$859,358	$1,728,101	$731,122

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2025	$118,489
For the fiscal year ending July 31, 2026	107,233
For the fiscal year ending July 31, 2027	98,525
For the fiscal year ending July 31, 2028	89,691
For the fiscal year ending July 31, 2029	74,378
For the fiscal year ending July 31, 2030 and thereafter	372,817
$861,133

The Company completed its annual Goodwill impairment test for fiscal 2024 as of May 31, 2024, and no impairment was identified. There were no impairments of goodwill during fiscal 2023 or 2022.

Changes in the carrying amount of Goodwill by reportable segment as of July 31, 2024 and July 31, 2023 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of July 31, 2022	$344,975	$53,875	$893,383	$511,918	$1,804,151
Fiscal year 2023 activity:
Goodwill acquired	4,097	—	—	—	4,097
Measurement period adjustments	—	—	—	4,682	4,682
Foreign currency translation and other	(11,189)	11,189	72,375	—	72,375
Deconsolidation of Roadpass Digital	—	—	—	(84,883)	(84,883)
Net balance as of July 31, 2023	$337,883	$65,064	$965,758	$431,717	$1,800,422
Fiscal year 2024 activity:
Goodwill acquired	—	—	—	3,635	3,635
Foreign currency translation and other	—	—	(17,084)	—	(17,084)
Net balance as of July 31, 2024	$337,883	$65,064	$948,674	$435,352	$1,786,973

The components of the goodwill balances by reportable segment as of July 31, 2024 and July 31, 2023 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Goodwill	$348,032	$82,316	$948,674	$435,352	$1,814,374
Accumulated impairment charges	(10,149)	(17,252)	—	—	(27,401)
Net balance as of July 31, 2024	$337,883	$65,064	$948,674	$435,352	$1,786,973

	North American Towable	North American Motorized	European	Other	Total
Goodwill	$348,032	$82,316	$965,758	$431,717	$1,827,823
Accumulated impairment charges	(10,149)	(17,252)	—	—	(27,401)
Net balance as of July 31, 2023	$337,883	$65,064	$965,758	$431,717	$1,800,422

8.EQUITY INVESTMENTS

Effective December 30, 2022, the Company entered into a Subscription and Contribution Agreement with TechNexus Holdings LLC (“TechNexus”), whereby the Company transferred TH2Connect, LLC d/b/a Roadpass Digital (“Roadpass Digital”) and its associated legal entities to TN-RP Holdings, LLC (“TN-RP”), a new legal entity formed by TechNexus, in a non-cash transaction following which the Company and TechNexus own 100% of the Class A-RP units and Class C-RP units, respectively, issued by TN-RP. The Company also simultaneously entered into an Operating Agreement with TechNexus related to TN-RP whereby TechNexus manages the day-to-day operations of TN-RP subject to certain protective rights maintained by the Company. The rights and privileges of the Company and TechNexus as unit holders of TN-RP are governed by the terms of the Operating Agreement, which includes provisions for distributions during its existence and at dissolution.

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

The derecognition of the Roadpass Digital net assets and recognition of the Company’s investment in TN-RP resulted in an immaterial gain that the Company recognized in Other income, net, in the Consolidated Statements of Income and Comprehensive Income in fiscal 2023.

TN-RP is a variable interest entity (“VIE”), in which both the Company and TechNexus each have a variable interest. The Company’s equity interest, which entitles the Company to a share of future distributions from TN-RP, represents a variable interest. The Company has significant influence due to its Class A-RP unit ownership interest, non-majority seats on the TN-RP advisory board and certain protective rights, and therefore the Company’s investment in TN-RP is accounted for under the equity method of accounting and reported as a component of Equity investments in the Consolidated Balance Sheets. Similarly, the Company holds an additional investment that is also a VIE over which the Company has significant influence. This is also reported as a component of Equity investments in the Consolidated Balance Sheets.

The Company had the following aggregate investment and maximum exposure to loss related to these VIEs:

	July 31, 2024	July 31, 2023
Carrying amount of equity investments	$137,272	$126,909
Maximum exposure to loss	$144,047	$161,459

The Company’s share of gains and losses accounted for under the equity method of accounting are included in Other income, net in the Consolidated Statements of Income and Comprehensive Income. The losses recognized in fiscal year ended July 31, 2024 and July 31, 2023 were $13,106 and $10,130, respectively.

9.CONCENTRATION OF RISK

One dealer, FreedomRoads, LLC, accounted for approximately 14% of the Company’s consolidated net sales in fiscal 2024 and for approximately 13% in both fiscal 2023 and fiscal 2022. Sales to this dealer are reported within both the North American Towable and North American Motorized segments. This dealer also accounted for approximately 10% of the Company’s consolidated trade accounts receivable at July 31, 2024 and approximately 13% at July 31, 2023. The loss of this dealer could have a material effect on the Company’s business.

10.EMPLOYEE BENEFIT PLANS

Substantially all non-highly compensated U.S. employees are eligible to participate in a 401(k) plan. The Company may make discretionary contributions to the 401(k) plan according to a matching formula determined by each operating subsidiary. Total expense for the plan was $4,840 in fiscal 2024, $5,179 in fiscal 2023 and $4,848 in fiscal 2022.

The Company has established a deferred compensation plan for highly compensated U.S. employees who are not eligible to participate in a 401(k) plan. This plan allows participants to defer a portion of their compensation and the Company then invests the funds in a combination of corporate-owned life insurance (“COLI”) and mutual fund investments held by the Company. The employee deferrals and the results and returns of the investments selected by the participants, which totaled $130,218 at July 31, 2024 and $110,043 at July 31, 2023, are recorded as Other long-term liabilities in the Consolidated Balance Sheets. Investments held by the Company are accounted for at cash surrender value for COLI and at fair value for mutual fund investments. Both types of company-owned assets, which in total approximate the same value as the plan liabilities, are reported as Other long-term assets on the Consolidated Balance Sheets. Changes in the value of the plan assets are reflected within Other income, net on the Consolidated Statements of Income and Comprehensive Income. Changes in the value of the liability are reflected within Selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. The Company does not make matching contributions to the deferred compensation plan.

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

The financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2024 and July 31, 2023 are as follows:

	Input Level	July 31, 2024	July 31, 2023
Cash equivalents	Level 1	$310,210	$286,984
Deferred compensation plan mutual fund assets	Level 1	$28,985	$40,220
Equity investments	Level 1	$1,169	$4,105
Interest rate swap liabilities, net	Level 2	$1,137	$932

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

Changes in our product warranty liabilities during the indicated periods are as follows:

	2024	2023	2022
Beginning balance	$345,197	$317,908	$267,620
Provision	290,491	347,588	339,009
Payments	(323,094)	(324,042)	(290,407)
Acquisitions	—	—	9,828
Foreign currency translation	(967)	3,743	(8,142)
Ending balance	$311,627	$345,197	$317,908

13.LONG-TERM DEBT

The components of long-term debt are as follows:

	July 31, 2024	July 31, 2023
Term loan	$594,361	$758,094
Senior unsecured notes	500,000	500,000
Unsecured notes	27,070	27,558
Other debt	29,848	41,753
Total long-term debt	1,151,279	1,327,405
Debt issuance costs, net of amortization	(17,364)	(24,726)
Total long-term debt, net of debt issuance costs	1,133,915	1,302,679
Less: Current portion of long-term debt	(32,650)	(11,368)
Total long-term debt, net, less current portion	$1,101,265	$1,291,311

The Company is a party to a seven-year term loan (“term loan”) agreement, which includes both a United States dollar-denominated term loan tranche (“USD term loan”) and a Euro-denominated term loan tranche (“Euro term loan”) and a five-year asset-based credit facility (“ABL”). Since originally entering these loans on February 1, 2019, the Company has entered into various amendments to extend maturities, lower interest rates and make other minor modifications. Key provisions of the current agreements and the nature of recent amendments are described below.

During the quarter ended July 31, 2023, amendments were made to the term loan and ABL to transition the reference rate for loans denominated in U.S. dollars from LIBOR to the term Secured Overnight Financing Rate (“SOFR”). This transition included a spread adjustment of 11.448 basis points to be added to the SOFR reference rate for USD term loan borrowings (which was subsequently eliminated with the November 15, 2023 amendment) and 10 basis points to be added to the SOFR reference rate for U.S. dollar ABL borrowings. These amendments only modified contract terms related to the reference rate change. In accordance with the optional expedients available under ASU No. 2020-04, these amendments were accounted for as not substantial changes.

On November 15, 2023, the Company entered into amendments to both its term loan and ABL agreements to extend maturities and lower the applicable margins used to determine the interest rate on the USD term loan. Pursuant to the November 15, 2023 term loan amendments, the applicable margin used to determine the interest rate on USD term loan was reduced by 0.25% so that the applicable margin for Alternate Base Rate (“ABR”)-based loans was 1.75% and 2.75% for SOFR-based loans. The SOFR credit spread adjustment applicable to U.S. dollar-denominated SOFR-based loans was eliminated. The applicable margin for Euro-denominated EURIBOR-based loans of 3.00% was not changed with this amendment. The maturity date for the term loan was extended from February 1, 2026 to November 15, 2030. Covenants and other material provisions of the term loan agreement were not materially changed. Pursuant to the ABL amendment, the maturity date for loans under the ABL agreement was extended from September 1, 2026 to November 15, 2028. Maximum availability under the ABL remains at $1,000,000. The applicable margin, covenants and other material provisions of the ABL remain materially unchanged.

The November 15, 2023 debt amendments noted above were evaluated on a creditor-by-creditor basis pursuant to the requirements in ASC 470-50 related to syndicated loan arrangements. Extinguishment accounting was applied to the creditors that were deemed to have a substantial difference in terms based on an analysis of the present values of cash flows before and after the amendments. As a result of this analysis, the Company recorded expense of $14,741 in the second quarter of fiscal 2024. $7,566 of this $14,741 expense was classified as interest expense in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income and primarily represents extinguishment charges, while the remaining $7,175 was classified as administrative expense and primarily represents third-party costs attributed to the modified loans. In addition, during the second quarter of fiscal 2024 the Company capitalized qualifying financing-related costs of $10,480 related to these amendments which will be amortized over the remaining term of the amended agreements subject to acceleration for early term loan principal payments.

On July 1, 2024, the Company entered into an amendment to the term loan to modify the applicable margins used to determine the interest rate on both the USD term loan and the Euro term loan. USD term loan interest under the amended agreement was reduced by 0.50% so that the applicable margin for ABR-based loans is now 1.25% and for SOFR-based loans is 2.25%. The applicable margin for the Euro term loan was also reduced by 0.25% so that the applicable margin for the EURIBOR-based loans is 2.75%. The November 15, 2030 maturity date for the term loan remains unchanged. The covenants and other provisions of the Credit Agreement remain unchanged. The costs associated with this repricing amendment were not material.

Under the term loan, required annual principal payments of 1.00% of the November 15, 2023 term loan balance are payable quarterly in 0.25% installments starting on May 1, 2024. As of July 31, 2024, however, the Company had made sufficient payments on the USD term loan and Euro term loan to fulfill all future annual principal payment requirements over the term of the loan.

The Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during fiscal 2024 or fiscal 2023. The Company may, at its option, prepay any borrowings under the term loan, in whole or in part, at any time without premium or penalty (except in certain circumstances).

As of July 31, 2024, the outstanding USD term loan balance of $265,000 was subject to a SOFR-based rate totaling 7.594%. As of July 31, 2023, the outstanding USD term loan balance of $271,900 was subject to a SOFR-based rate totaling 8.433%. The total interest rate on the July 31, 2024 outstanding Euro term loan balance of $329,361 was 6.346%, and the total interest rate on the July 31, 2023 outstanding Euro term loan balance of $486,194 was 6.625%

As of July 31, 2024 and July 31, 2023 there were no outstanding ABL borrowings. The Company may, generally at its option, repay any borrowings under the ABL, in whole or in part, at any time and from time to time, without penalty or premium.

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

The ABL contains a financial covenant which requires the Company to maintain a minimum consolidated fixed-charge coverage ratio of 1.0X, although the covenant is only applicable when adjusted excess availability falls below a threshold of the greater of a) 10% of the lesser of the borrowing base availability or the revolver line total, or b) $60,000. Up to $80,000 of the ABL is available for the issuance of letters of credit, and up to $100,000 is available for swing-line loans. The Company may also increase commitments under the ABL by up to $200,000 by obtaining additional commitments from lenders and adhering to certain other conditions.

The unused availability under the ABL is generally available to the Company for general operating purposes, and based on July 31, 2024 eligible receivable and inventory balances and net of amounts drawn, if any, totaled approximately $814,000.

On October 14, 2021, the Company issued an aggregate principal amount of $500,000 of 4.000% Senior Unsecured Notes due 2029 (“Senior Unsecured Notes”). The Senior Unsecured Notes will mature on October 15, 2029 unless redeemed or repurchased earlier. Net proceeds from the Senior Unsecured Notes, along with cash on hand, were used to repay $500,000 of borrowings then outstanding on the Company’s ABL and for certain transaction costs. Interest on the Senior Unsecured Notes is payable in semi-annual installments on April 15 and October 15 of each year. The Senior Unsecured Notes rank equally in right of payment with all of the Company’s existing and future senior indebtedness and senior to the Company’s future subordinated indebtedness, and effectively junior in right of payment to the Company’s existing and future secured indebtedness to the extent of the assets securing such indebtedness.

The unsecured notes of 25,000 Euro ($27,070) at July 31, 2024 relate to long-term debt of our European segment. There are two series, 20,000 Euro ($21,656) with an interest rate of 1.945% maturing in March 2025, and 5,000 Euro ($5,414) with an interest rate of 2.534% maturing March 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 2.38% to 2.87%.

Total contractual debt maturities are as follows:

For the fiscal year ending July 31, 2025	$32,650
For the fiscal year ending July 31, 2026	3,185
For the fiscal year ending July 31, 2027	2,653
For the fiscal year ending July 31, 2028	8,067
For the fiscal year ending July 31, 2029	2,653
For the fiscal year ending July 31, 2030 and thereafter	1,102,071
$1,151,279

For fiscal 2024, 2023 and 2022, interest expense on total long-term debt was $99,970, $92,977 and $77,324, respectively. These interest expense amounts include amortization of capitalized debt issuance costs and the fiscal 2024 debt extinguishment charges noted above of $18,274, $11,455 and $11,322 for fiscal years 2024, 2023 and 2022, respectively.

The fair value of the Company’s term-loan debt at July 31, 2024 and July 31, 2023 was $597,334 and $759,487, respectively, and the fair value of the Company’s Senior Unsecured Notes at July 31, 2024 and July 31, 2023 was $450,450 and $430,650, respectively. The fair value of all other debt held by the Company approximates carrying value. The fair values of the Company’s long-term debt are primarily estimated using Level 2 inputs as defined by ASC 820, based on quoted prices in markets that are not active.

Subsequent to July 31, 2024, the Company made a payment of $60,000 against the principal balance of its USD term loan.

14.INCOME TAXES

The sources of income before income taxes are as follows:

	For the Fiscal Year Ended July 31,
	2024	2023	2022
United States	$115,618	$315,939	$1,359,841
Foreign	233,226	183,414	100,023
Total	$348,844	$499,353	$1,459,864

The components of the provision for income taxes are as follows:

	For the Fiscal Year Ended July 31,
Income Taxes:	2024	2023	2022
U.S. Federal	$52,832	$102,919	$296,716
U.S. state and local	10,372	14,803	55,159
Foreign	48,242	45,174	17,848
Total current expense	111,446	162,896	369,723
U.S. Federal	(22,236)	(28,819)	(21,317)
U.S. state and local	(4,116)	(3,447)	(2,089)
Foreign	(1,650)	(5,517)	(24,696)
Total deferred expense (benefit)	(28,002)	(37,783)	(48,102)
Total income tax expense	$83,444	$125,113	$321,621

The differences between income tax expense at the federal statutory rate and the actual income tax expense are as follows:

	For the Fiscal Year Ended July 31,
	2024	2023	2022
Provision at federal statutory rate	$73,257	$104,864	$306,571
Differences between U.S. Federal statutory and foreign tax rates	3,821	(41,300)	58,573
Foreign currency remeasurement (gains) losses	(7,621)	33,737	(73,914)
U.S. state and local income taxes, net of federal benefit	4,840	9,524	38,919
Nondeductible compensation	3,976	4,413	5,438
Contingent liability accrual and settlement	(7,456)	—	6,300
Global Intangible Low-Taxed Income	12,068	10,936	2,000
Other	559	2,939	(22,266)
Total income tax expense	$83,444	$125,113	$321,621

A summary of the deferred income tax balances is as follows:

	July 31,
	2024	2023
Deferred income tax asset (liability):
Inventory basis	$10,019	$10,226
Employee benefits	10,146	10,306
Self-insurance reserves	5,021	4,968
Accrued product warranties	62,687	71,800
Accrued incentives	7,335	9,110
Sales returns and allowances	2,544	2,282
Accrued expenses	6,409	5,641
Property, plant and equipment	(45,494)	(49,036)
Operating leases	10,970	13,086
Deferred compensation	31,359	29,667
Intangibles	(197,012)	(212,478)
Net operating loss and other carryforwards	30,861	38,064
Unrealized (gain) loss	737	(8,843)
Unrecognized tax benefits	2,161	2,965
Research and development	20,237	10,816
Other	8,709	2,395
Valuation allowance	(12,676)	(10,867)
Deferred income tax (liability), net	$(45,987)	$(69,898)

Deferred tax assets are reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The valuation allowances recorded at July 31, 2024 and July 31, 2023 relate to certain foreign net operating loss carryforwards, other assets in foreign jurisdictions and certain disallowed state interest carry forwards.

As of July 31, 2024, the Company has $285 of deferred tax assets related to U.S. state tax credit carryforwards that expire in fiscal 2035 of which the Company expects to realize prior to expiration. The Company has $16,303 of deferred tax assets related to NOL carryforwards in certain foreign jurisdictions that will expire from fiscal 2025 or be carried forward indefinitely, of which $11,146 has been fully reserved with a valuation allowance, and the remaining amount the Company expects to realize. In addition, the Company has $739 of tax affected U.S. state tax NOL carryforwards that expire from fiscal 2025 to 2044 of which no deferred tax asset or valuation allowance has been recorded on $323 of these amounts since there is no expectation of future realization. The Company has a deferred tax asset related to disallowed interest carryforwards of $12,779 in foreign jurisdictions, which it expects to fully realize, and $992 of deferred tax assets related to U.S. state disallowed interest carryforwards, on which a full $992 valuation allowance is recorded.

With the exception of foreign subsidiary investment basis differences not attributable to un-repatriated foreign earnings, we consider all of our undistributed earnings of our foreign subsidiaries, as of July 31, 2024, to not be indefinitely reinvested outside of the United States. As of July 31, 2024, the related income tax cost of the repatriation of foreign earnings is not material.

The benefits of tax positions reflected on income tax returns but whose outcome remains uncertain are only recognized for financial accounting purposes if they meet minimum recognition thresholds. The total amount of unrecognized tax benefits that, if recognized, would have impacted the Company’s effective tax rate were $8,614 for fiscal 2024, $11,106 for fiscal 2023 and $14,461 for fiscal 2022.

Changes in the unrecognized tax benefit during fiscal years 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Beginning balance	$13,712	$17,998	$17,025
Tax positions related to prior years:
Additions	1,692	649	705
Reductions	(1,977)	(1,588)	(1,280)
Tax positions related to current year:
Additions	386	974	4,660
Settlements	(2,133)	(2,531)	(2,453)
Lapses in statute of limitations	(1,246)	(1,790)	(3,010)
Tax positions acquired	—	—	2,351
Ending balance	$10,434	$13,712	$17,998

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The total amount of interest and penalties expense recognized in the Consolidated Statements of Income and Comprehensive Income for the fiscal years ended July 31, 2024, July 31, 2023 and July 31, 2022 were $111, $523 and $134, respectively.

The total unrecognized tax benefits above, along with the related accrued interest and penalties, are reported within the liability section of the Consolidated Balance Sheets. A portion of the unrecognized tax benefits is classified as short-term and is included in the “Income and other taxes” line of the Consolidated Balance Sheets, while the remainder is classified as a long-term liability.

The components of total unrecognized tax benefits are summarized as follows:

	July 31,
	2024	2023
Unrecognized tax benefits	$10,434	$13,712
Reduction to unrecognized tax benefits which offset tax credit carryforwards	(605)	(414)
Accrued interest and penalties	2,576	2,694
Total unrecognized tax benefits	$12,405	$15,992

Short-term, included in “Income and other taxes”	$—	$1,157
Long-term	12,405	14,835
Total unrecognized tax benefits	$12,405	$15,992

Within the next 12 months, the Company does not anticipate any material changes in its unrecognized tax benefits as of July 31, 2024.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state and foreign jurisdictions. The Company is currently under exam by certain foreign jurisdictions for fiscal years ended 2016 through 2021. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

The major tax jurisdictions we file in, with the years still subject to income tax examinations, are listed below:

Major Tax Jurisdiction	Tax Years Subject to Exam

United States – Federal	Fiscal 2021 – Fiscal 2023

United States – State	Fiscal 2021 – Fiscal 2023

Germany	Fiscal 2016 – Fiscal 2022

France	Fiscal 2021 – Fiscal 2023

Italy	Fiscal 2016– Fiscal 2022

United Kingdom	Fiscal 2023

15.CONTINGENT LIABILITIES AND COMMITMENTS

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for certain independent dealers of certain of its RV products. These arrangements, which are customary in the RV industry, provide for the repurchase of products sold to dealers in the event of default by the dealer on their agreement to pay the financial institution. The repurchase price is generally determined by the original sales price of the product and predefined curtailment arrangements. The Company typically resells the repurchased product at a discount from its repurchase price. The risk of loss from these agreements is spread over numerous dealers. In addition to the guarantee under these repurchase agreements, the Company may also be required to repurchase inventory relative to dealer terminations in certain states in accordance with state laws or regulatory requirements. The repurchase activity related to dealer terminations in certain states has historically not been material in relation to our repurchase obligation with financial institutions.

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2024 and July 31, 2023 were $3,642,137 and $3,893,048, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $14,356 and $12,114 as of July 31, 2024 and July 31, 2023, respectively, which are included in Other current liabilities in the Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled in fiscal 2024 totaled $7,107 and were not material in fiscal 2023 and fiscal 2022. Estimating the timing and volume of any potential future repurchase demands, and the related losses to the Company, is difficult and subject to uncertainty. As of July 31, 2024, the Company is not aware of any specific information that would indicate future losses under these agreements would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

A product recall was issued in late fiscal 2021 related to certain purchased parts utilized in certain of our products, and an accrual to cover anticipated costs was established at that time. Starting in fiscal 2022, the accrual has been adjusted quarterly based on developments involving the recall, including our expectations regarding the extent of vendor reimbursements and the estimated total cost of the recall. The Company has been, and will continue to be, reimbursed for a portion of the costs it will incur related to this recall. Based on current available information, the Company does not believe there will be a material adverse impact to our future results of operations and cash flows due to this ongoing product recall issue. In addition, the Company recorded a contingent liability during fiscal 2022 based on developments related to an investigation by certain German-based authorities regarding the adequacy of historical disclosures of vehicle weight in advertisements and other Company-provided literature in Germany. Throughout fiscal 2023 and fiscal 2024, this accrual was adjusted quarterly, if necessary, based on developments involving this matter. The Company fully cooperated with the investigation, which was fully resolved and related payments made by the end of fiscal 2024 in an amount not materially different from the adjusted amounts previously accrued. In fiscal 2024, the Company recognized income of $17,979 as a component of selling, general and administrative expense related to these two matters. In fiscal 2023, the net impact on the Company’s results of operations related to these two matters was not material, and in fiscal 2022, the Company recognized $37,975 of net expense as a component of selling, general and administrative expense related to these two matters.

16.LEASES

The Company has operating leases primarily for land, buildings and equipment and has various finance leases for certain land and buildings principally expiring through 2035.

Certain of the Company’s leases include options to extend or terminate the leases and these options have been included in the relevant lease term to the extent that they are reasonably certain to be exercised.

The Company does not include significant restrictions or covenants in our lease agreements, and residual value guarantees are not generally included within our operating leases.

The components of lease costs for the fiscal years ended July 31, 2024, July 31, 2023 and July 31, 2022 were as follows:

	Fiscal Year Ended July 31,
	2024	2023	2022
Operating lease cost	$32,248	$30,200	$27,391
Finance lease cost
Amortization of right-of-use assets	746	746	746
Interest on lease liabilities	305	388	471
Total lease cost	$33,299	$31,334	$28,608

Other information related to leases was as follows:

	Fiscal Year Ended July 31,
Supplemental Cash Flow Information	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,167	$30,089	$27,364
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,960	$15,426	$21,258

	July 31,
Supplemental Balance Sheet Information	2024	2023
Operating leases:
Operating lease right-of-use assets	$43,139	$47,969

Operating lease liabilities
Other current liabilities	$11,405	$11,238
Other long-term liabilities	32,007	36,775
Total operating lease liabilities	$43,412	$48,013

Finance leases:
Finance lease right-of-use assets	$4,772	$5,518

Finance lease liabilities
Other current liabilities	$855	$754
Other long-term liabilities	1,866	2,722
Total finance lease liabilities	$2,721	$3,476

	July 31,
	2024	2023
Weighted-average remaining lease term
Operating leases	9.1 years	9.3 years
Finance leases	2.8 years	3.8 years
Weighted-average discount rate
Operating leases	4.8%	4.7%
Finance leases	9.7%	9.7%

Future minimum rental payments required under operating and finance leases as of July 31, 2024 were as follows:

	Operating Leases	Finance Leases
For the fiscal year ending July 31, 2025	$17,182	$1,083
For the fiscal year ending July 31, 2026	12,169	1,107
For the fiscal year ending July 31, 2027	8,204	896
For the fiscal year ending July 31, 2028	5,135	58
For the fiscal year ending July 31, 2029	3,310	—
For the fiscal year ending July 31, 2030 and thereafter	13,678	—
Total future lease payments	$59,678	$3,144
Less: Amount representing interest	(16,266)	(423)
Total reported lease liability	$43,412	$2,721

17.STOCKHOLDERS’ EQUITY

Stock-based Compensation

The Board and the shareholders approved, and subsequently amended, the THOR Industries, Inc. 2016 Equity and Incentive Plan (the “2016 Equity and Incentive Plan”). The maximum number of shares issuable under the amended 2016 Equity and Incentive Plan is 3,600,000. As of July 31, 2024, the remaining shares available to be granted under the 2016 Equity and Incentive Plan is 823,120. Awards may be in the form of options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation awards and stock appreciation rights.

Under the Company’s program to award restricted stock units (“RSU”), the Compensation and Development Committee of the Board generally approves awards each October related to the financial performance of the most recently completed fiscal year. The awarded employee restricted stock units vest, and shares of common stock are issued, in equal installments on the first, second and third anniversaries of the date of grant. In addition, concurrent with the timing of the employee awards, the Environmental, Social, Governance and Nominating Committee of the Board has awarded restricted stock units to Board members that will vest, and shares of common stock will be issued, on the first anniversary of the date of the grant.

The fair value of the employee and Board member restricted stock units is determined using the Company’s stock price on the date of grant.

Under the Company’s program to provide performance stock units (“PSU”) awards to certain members of the Company's executive management, a portion of their equity compensation is determined based on performance related to targets set for both the Company’s return on invested capital and free cash flow during a multi-year measurement period. These PSU awards are based on a sliding scale of actual performance against relevant goals within a range of fifty percent (50%) to one hundred fifty percent (150%) of the target. Performance below the fifty percent (50%) threshold results in no earned shares, while performance above the one hundred fifty percent (150%) level results in an award of shares equal to two times the amount of target shares. In deriving the number of shares earned, if any, both performance metrics are weighted equally. Following the measurement period, in accordance with actual achievement and certification of performance metrics, fully vested shares of common stock are issued to the award recipients. The fair value of the PSU awards is determined using the Company’s stock price on the grant date. These awards are equity classified and expensed over the applicable measurement period based on the extent to which achievement of the performance metrics is probable.

Total stock-based expense recognized in fiscal 2024, 2023 and 2022 for these RSU and PSU awards totaled $37,901, $39,512 and $31,421, respectively. The Company’s tax benefit related to this total stock-based compensation expense approximates $6,290, $6,028 and $4,260 for fiscal 2024, 2023 and 2022, respectively. The fair value of the RSU and PSU shares that vested in fiscal 2024, 2023 and 2022 totaled $47,282, $21,152 and $48,204, respectively.

A summary of restricted stock unit and performance stock unit activity during fiscal 2024, 2023 and 2022 is included below:

	2024		2023		2022
	Stock Units	Weighted- Average Grant Date Fair Value	Stock Units	Weighted- Average Grant Date Fair Value	Stock Units	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	1,175,711	$88.37	682,233	$103.76	716,485	$68.70
Granted	304,984	93.12	805,075	77.64	378,999	127.51
Vested	(515,398)	89.82	(284,678)	93.01	(407,512)	64.19
Forfeited	(26,059)	81.35	(26,919)	108.37	(5,739)	105.44
Nonvested, end of year	939,238	$88.40	1,175,711	$88.37	682,233	$103.76

At July 31, 2024 there was $36,321 of total unrecognized compensation costs related to restricted stock unit and performance stock unit awards that are expected to be recognized over a weighted-average period of 1.57 years.

Share Repurchase Program

On December 21, 2021, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to repurchase shares of the Company’s common stock through December 21, 2024. On June 24, 2022, the Board authorized Company management to utilize up to an additional $448,321 to repurchase shares of the Company’s common stock through July 31, 2025.

Under the share repurchase program, the Company is authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of its common stock in the open market, in privately negotiated transactions or by other means. The timing and amount of share repurchases will be determined at the discretion of the Company’s management team based upon the market price of the stock, management’s evaluation of general market and economic conditions, cash availability and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.

During fiscal 2024, the Company purchased 720,997 shares of its common stock, at various times in the open market, at a weighted-average price of $94.85 and held them as treasury shares at an aggregate purchase price of $68,387, with 453,194 shares, or $42,886, coming from the December 21, 2021 authorization and 267,803 shares, or $25,501, coming from the June 24, 2022 authorization. Since the inception of the initial December 21, 2021 authorization, the Company has repurchased 3,214,772 shares of its common stock, at various times in the open market, at a weighted-average price of $85.70 and held them as treasury shares at an aggregate purchase price of $275,501.

As of July 31, 2024, there is no remaining amount of the Company’s common stock that may be repurchased under the December 21, 2021 $250,000 authorization expiring on December 21, 2024. As of July 31, 2024, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $422,820.

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

	2024	2023	2022
NET SALES:
Recreational vehicles
North American Towable
Travel Trailers and Other	$2,395,246	$2,587,686	$5,430,526
Fifth Wheels	1,284,425	1,614,942	3,231,419
Total North American Towable	3,679,671	4,202,628	8,661,945
North American Motorized
Class A	776,836	1,066,617	1,779,295
Class C	1,162,140	1,536,398	1,408,470
Class B	506,874	711,155	791,882
Total North American Motorized	2,445,850	3,314,170	3,979,647
Total North American	6,125,521	7,516,798	12,641,592
European
Motorcaravan	1,747,291	1,409,137	1,457,226
Campervan	1,064,293	987,623	750,310
Caravan	235,928	358,415	365,902
Other RV-related	317,468	281,972	314,015
Total European	3,364,980	3,037,147	2,887,453
Total recreational vehicles	9,490,501	10,553,945	15,529,045
Other	781,927	777,639	1,225,824
Intercompany eliminations	(229,020)	(209,979)	(442,344)
Total	$10,043,408	$11,121,605	$16,312,525

19.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	2024
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(68,911)	$—	$364	$(68,547)	$(2,583)	$(71,130)
OCI before reclassifications	(25,073)	—	(86)	(25,159)	(852)	(26,011)
Income taxes associated with OCI before reclassifications (1)	—	—	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—	—	—
Income taxes associated with amounts reclassified from AOCI	—	—	—	—	—	—
OCI, net of tax for the fiscal year	(25,073)	—	(86)	(25,159)	(852)	(26,011)
AOCI, net of tax	$(93,984)	$—	$278	$(93,706)	$(3,435)	$(97,141)

	2023
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(183,453)	$675	$1,171	$(181,607)	$(2,205)	$(183,812)
OCI before reclassifications	114,542	847	(807)	114,582	(378)	114,204
Income taxes associated with OCI before reclassifications (1)	—	(203)	—	(203)	—	(203)
Amounts reclassified from AOCI	—	(1,732)	—	(1,732)	—	(1,732)
Income taxes associated with amounts reclassified from AOCI	—	413	—	413	—	413
OCI, net of tax for the fiscal year	114,542	(675)	(807)	113,060	(378)	112,682
AOCI, net of tax	$(68,911)	$—	$364	$(68,547)	$(2,583)	$(71,130)

	2022
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$54,152	$(8,655)	$(876)	$44,621	$(772)	$43,849
OCI before reclassifications	(237,605)	3,775	2,047	(231,783)	(1,433)	(233,216)
Income taxes associated with OCI before reclassifications (1)	—	(866)	—	(866)	—	(866)
Amounts reclassified from AOCI	—	8,502	—	8,502	—	8,502
Income taxes associated with amounts reclassified from AOCI	—	(2,081)	—	(2,081)	—	(2,081)
OCI, net of tax for the fiscal year	(237,605)	9,330	2,047	(226,228)	(1,433)	(227,661)
AOCI, net of tax	$(183,453)	$675	$1,171	$(181,607)	$(2,205)	$(183,812)
(1)We do not recognize deferred taxes for foreign currency translation gains and losses because we do not anticipate reversal in the foreseeable future.

20.    WEATHER DAMAGE AT MANUFACTURING FACILITIES

On March 14, 2024, a weather event that included large damaging hail occurred at and around the Company’s Jackson Center, OH facilities. The hail resulted in significant roof damage to the motorized production facility and significant damage to inventory that was stored outside, primarily motorized chassis, but also some work in process and finished goods inventory. Due to the lack of chassis, the motorized manufacturing plant was generally unable to produce units from the date of the incident throughout most of the fiscal 2024 fourth quarter, but was generally back to a normal production schedule by the end of fiscal 2024 with the exception of a few certain models, which are expected to be back on line in the first quarter of fiscal 2025.

The Company maintains insurance coverage, subject to a $1,000 self-insured retention, for the repair or replacement of covered assets that suffer loss, as well as coverage for business interruption, including lost profits. Inventory is a covered asset under the insurance policy, as is the production facility itself.

As of July 31, 2024, the Company has a receivable in the amount of $43,325 related to estimated damages incurred for which we deem the recovery of such losses from our insurance carriers to be probable. Total estimated losses are $64,325 and are primarily attributed to the write-off of motorized chassis. This insurance recovery receivable is included in Accounts receivable, other, net on the Consolidated Balance Sheets, as we believe recovery will be realized within one year of the balance sheet date.

Given the expectation of recovery from insurance, the impact on our consolidated income before income taxes during fiscal 2024 related to the losses incurred on the weather damages noted above was not material. As of the date of this report, the Company is still in the process of fully assessing damages and submitting relevant insurance claim information, but the Company did receive an initial payment of $20,000 in insurance proceeds relating to this event in the fiscal year ended July 31, 2024.

Although our insurance covers business interruption, the Company did not recognize recovery for business interruption during the fiscal year ended July 31, 2024 and will do so at the time of final settlement or when nonrefundable cash advances are made in subsequent periods.