Form 10-Q
period 2024-10-31
THOR INDUSTRIES INC
filed 2024-12-04
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2024.
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____.
COMMISSION FILE NUMBER 001-09235

THOR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-0768752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

52700 Independence Court, Elkhart, IN	46514-8155
(Address of principal executive offices)	(Zip Code)

(574) 970-7460
(Registrant’s telephone number, including area code)

601 East Beardsley Avenue, Elkhart, IN 46514-3305
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
Yes    ☐    No    ☑
As of November 29, 2024, 53,219,768 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 31, 2024	July 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$445,222	$501,316
Accounts receivable, trade, net	516,425	502,301
Accounts receivable, other, net	122,020	198,594
Inventories, net	1,371,771	1,366,638
Prepaid income taxes, expenses and other	77,526	81,178
Total current assets	2,532,964	2,650,027
Property, plant and equipment, net	1,380,362	1,390,718
Other assets:
Goodwill	1,791,704	1,786,973
Amortizable intangible assets, net	833,098	861,133
Deferred income tax assets, net	26,455	28,414
Equity investments	137,769	137,272
Other	170,829	166,286
Total other assets	2,959,855	2,980,078
TOTAL ASSETS	$6,873,181	$7,020,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$571,639	$628,134
Current portion of long-term debt	32,206	32,650
Short-term financial obligations	69,850	72,051
Accrued liabilities:
Compensation and related items	173,144	185,249
Product warranties	300,775	311,627
Income and other taxes	78,545	74,987
Promotions and rebates	156,252	169,928
Product, property and related liabilities	20,871	32,278
Dividends payable	26,551	—
Other	51,672	60,118
Total current liabilities	1,481,505	1,567,022
Long-term debt, net	1,043,790	1,101,265
Deferred income tax liabilities, net	72,069	74,401
Unrecognized tax benefits	12,004	12,405
Other liabilities	201,857	191,677
Total long-term liabilities	1,329,720	1,379,748
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 67,114,970 and 66,859,738 shares, respectively	6,711	6,686
Additional paid-in capital	589,414	577,015
Retained earnings	4,226,351	4,254,734
Accumulated other comprehensive loss, net of tax	(81,805)	(93,706)
Less: Treasury shares of 14,012,706 and 13,928,314, respectively, at cost	(686,339)	(677,299)
Stockholders’ equity attributable to THOR Industries, Inc.	4,054,332	4,067,430
Non-controlling interests	7,624	6,623
Total stockholders’ equity	4,061,956	4,074,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,873,181	$7,020,823

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended October 31,
	2024	2023
Net sales	$2,142,784	$2,500,759
Cost of products sold	1,861,342	2,142,827
Gross profit	281,442	357,932
Selling, general and administrative expenses	240,197	217,896
Amortization of intangible assets	29,822	32,344
Interest expense, net	15,228	20,197
Other income (expense), net	2,649	(14,913)
Income (loss) before income taxes	(1,156)	72,582
Income tax provision (benefit)	(283)	17,549
Net income (loss)	(873)	55,033
Less: Net income attributable to non-controlling interests	959	1,468
Net income (loss) attributable to THOR Industries, Inc.	$(1,832)	$53,565

Weighted-average common shares outstanding:
Basic	52,974,603	53,295,835
Diluted	52,974,603	53,853,719

Earnings (loss) per common share:
Basic	$(0.03)	$1.01
Diluted	$(0.03)	$0.99

Comprehensive income (loss):
Net income (loss)	$(873)	$55,033
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax	11,943	(60,646)
Total other comprehensive income (loss), net of tax	11,943	(60,646)
Total Comprehensive income (loss)	11,070	(5,613)
Less: Comprehensive income attributable to non-controlling interests	1,001	746
Comprehensive income (loss) attributable to THOR Industries, Inc.	$10,069	$(6,359)

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(873)	$55,033
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	37,839	34,934
Amortization of intangible assets	29,822	32,344
Amortization of debt issuance costs	2,166	2,872
Deferred income tax expense (benefit)	(367)	2,417
(Gain) loss on disposition of property, plant and equipment	(2,270)	49
Stock-based compensation expense	10,537	10,452
Changes in assets and liabilities:
Accounts receivable	64,441	20,979
Inventories	(4,844)	(94,527)
Prepaid income taxes, expenses and other	2,158	23,839
Accounts payable	(57,661)	25,150
Accrued liabilities and other	(61,968)	(46,438)
Long-term liabilities and other	11,760	(7,436)
Net cash provided by operating activities	30,740	59,668
Cash flows from investing activities:
Purchases of property, plant and equipment	(25,273)	(38,211)
Proceeds from dispositions of property, plant and equipment	3,363	275
Business acquisitions, net of cash acquired	—	(4,000)
Other	(3,432)	(9,126)
Net cash used in investing activities	(25,342)	(51,062)
Cash flows from financing activities:
Borrowings on revolving asset-based credit facilities	—	53,449
Payments on revolving asset-based credit facilities	—	(51,925)
Payments on term-loan credit facilities	(60,000)	—
Payments on other debt	(1,829)	(1,767)
Payments on finance lease obligations	(203)	(180)
Purchase of treasury shares	—	(30,037)
Short-term financial obligations and other, net	(2,588)	11,307
Net cash used in financing activities	(64,620)	(19,153)
Effect of exchange rate changes on cash and cash equivalents	3,128	(4,857)
Net decrease in cash and cash equivalents	(56,094)	(15,404)
Cash and cash equivalents, beginning of period	501,316	441,232
Cash and cash equivalents, end of period	$445,222	$425,828
Supplemental cash flow information:
Income taxes paid	$9,226	$7,153
Interest paid	$21,896	$26,203
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$4,505	$7,427
Quarterly dividends payable	$26,551	$25,539

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED OCTOBER 31, 2024 AND 2023 (UNAUDITED)

	Three Months Ended October 31, 2024
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2024	66,859,738	$6,686	$577,015	$4,254,734	$(93,706)	13,928,314	$(677,299)	$4,067,430	$6,623	$4,074,053
Net income (loss)	—	—	—	(1,832)	—	—	—	(1,832)	959	(873)
Restricted stock unit activity	255,232	25	1,862	—	—	84,392	(9,040)	(7,153)	—	(7,153)
Dividends $0.50 per common share	—	—	—	(26,551)	—	—	—	(26,551)	—	(26,551)
Stock-based compensation expense	—	—	10,537	—	—	—	—	10,537	—	10,537
Other comprehensive income	—	—	—	—	11,901	—	—	11,901	42	11,943
Balance at October 31, 2024	67,114,970	$6,711	$589,414	$4,226,351	$(81,805)	14,012,706	$(686,339)	$4,054,332	$7,624	$4,061,956

	Three Months Ended October 31, 2023
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2023	66,344,340	$6,634	$539,032	$4,091,563	$(68,547)	13,030,030	$(592,667)	$3,976,015	$7,383	$3,983,398
Net income	—	—	—	53,565	—	—	—	53,565	1,468	55,033
Purchase of treasury shares	—	—	—	—	—	327,876	(30,037)	(30,037)	—	(30,037)
Restricted stock unit activity	342,158	35	2,007	—	—	122,120	(11,113)	(9,071)	—	(9,071)
Dividends $0.48 per common share	—	—	—	(25,539)	—	—	—	(25,539)	—	(25,539)
Stock-based compensation expense	—	—	10,452	—	—	—	—	10,452	—	10,452
Other comprehensive (loss)	—	—	—	—	(59,924)	—	—	(59,924)	(722)	(60,646)
Balance at October 31, 2023	66,686,498	$6,669	$551,491	$4,119,589	$(128,471)	13,480,026	$(633,817)	$3,915,461	$8,129	$3,923,590

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

The July 31, 2024 amounts are derived from the annual audited financial statements of THOR. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024. Due to seasonality within the recreational vehicle industry, inflation and shifting consumer demand in our industry, among other factors, annualizing the results of operations for the three months ended October 31, 2024 would not necessarily be indicative of the results expected for the full fiscal year.

Recent Accounting Standards Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which provides updates to qualitative and quantitative disclosure requirements over the disaggregation of relevant expense captions within the income statement to provide more transparency and useful information on expenses within the income statement including tabular presentation of prescribed expense categories such as the purchases of inventory, employee compensation, depreciation, intangible asset amortization, and inclusion of other specific expense, gains and losses required by existing GAAP with reconciliation of disaggregation to the face of the income statement. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The amendment should be applied prospectively; however, retrospective application is also permitted. This ASU will be effective for our fiscal year ending July 31, 2028. We are currently evaluating the impact ASU 2024-03 may have on our consolidated financial statement disclosures.

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

The following tables reflect certain financial information by reportable segment:

	Three Months Ended October 31,
NET SALES:	2024	2023
Recreational vehicles
North American Towable	$898,778	$945,454
North American Motorized	505,208	711,159
Total North America	1,403,986	1,656,613
European	604,903	708,201
Total recreational vehicles	2,008,889	2,364,814
Other	193,511	198,921
Intercompany eliminations	(59,616)	(62,976)
Total	$2,142,784	$2,500,759

	Three Months Ended October 31,
INCOME (LOSS) BEFORE INCOME TAXES:	2024	2023
Recreational vehicles
North American Towable	$46,821	$49,249
North American Motorized	9,081	37,052
Total North America	55,902	86,301
European	1,177	28,767
Total recreational vehicles	57,079	115,068
Other, net	4,774	9,476
Corporate	(63,009)	(51,962)
Total	$(1,156)	$72,582

TOTAL ASSETS:	October 31, 2024	July 31, 2024
Recreational vehicles
North American Towable	$1,402,332	$1,290,117
North American Motorized	948,342	1,077,808
Total North America	2,350,674	2,367,925
European	2,814,560	2,871,316
Total recreational vehicles	5,165,234	5,239,241
Other	1,040,821	1,058,842
Corporate	667,126	722,740
Total	$6,873,181	$7,020,823

DEPRECIATION AND INTANGIBLE ASSET AMORTIZATION EXPENSE:	Three Months Ended October 31,
	2024	2023
Recreational vehicles
North American Towable	$13,094	$13,764
North American Motorized	8,656	8,942
Total North America	21,750	22,706
European	32,241	30,397
Total recreational vehicles	53,991	53,103
Other	12,872	13,626
Corporate	798	549
Total	$67,661	$67,278

	Three Months Ended October 31,
CAPITAL ACQUISITIONS:	2024	2023
Recreational vehicles
North American Towable	$4,158	$6,930
North American Motorized	3,136	7,475
Total North America	7,294	14,405
European	10,901	14,760
Total recreational vehicles	18,195	29,165
Other	3,629	8,291
Corporate	2,525	2,735
Total	$24,349	$40,191

3.    Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended October 31,
	2024		2023
Weighted-average common shares outstanding for basic earnings per share	52,974,603		53,295,835
Unvested restricted stock units and performance stock units	—	(1)	557,884
Weighted-average common shares outstanding assuming dilution	52,974,603		53,853,719
(1)Due to a loss for the three months ended October 31, 2024, zero incremental shares are included because the effect would be antidilutive.

The Company excluded 523,157 and 51,298 unvested restricted stock units and performance stock units that have an antidilutive effect from its calculation of weighted-average common shares outstanding assuming dilution at October 31, 2024 and October 31, 2023, respectively.

4.    Derivatives and Hedging

As of October 31, 2024 and July 31, 2024 there were no derivative instruments designated as hedges, except for the net investment hedge discussed below.
Net Investment Hedge

The foreign currency transaction gains and losses on the Euro-denominated portion of the term loan, which is designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Gains (losses), net of tax, included in the foreign currency translation adjustments were $(1,248) for the three months ended October 31, 2024 and $13,409 for the three months ended October 31, 2023.

There were no amounts reclassified out of AOCI pertaining to the net investment hedge during the three-month periods ended October 31, 2024 or October 31, 2023.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $37,406 and a fair value liability of $1,084 as of October 31, 2024. These other derivative instruments had a notional amount totaling approximately $22,333 and a fair value liability of $1,137 as of July 31, 2024. For these derivative instruments, changes in fair value are recognized in earnings.

The total amounts presented in the Condensed Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the derivative instruments are as follows:

	Three Months Ended October 31,
	2024		2023
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income (loss), net of tax
Foreign currency forward contracts	$(457)	$—	$157	$—
Interest rate swap agreements	—	(27)	—	64
Total gain (loss)	$(457)	$(27)	$157	$64

5.    Inventories

Major classifications of inventories are as follows:

	October 31, 2024	July 31, 2024
Finished goods – RV	$319,525	$249,949
Finished goods – other	104,288	91,371
Work in process	279,929	261,043
Raw materials	420,762	434,165
Chassis	395,377	478,220
Subtotal	1,519,881	1,514,748
Excess of FIFO costs over LIFO costs	(148,110)	(148,110)
Total inventories, net	$1,371,771	$1,366,638

Of the $1,519,881 and $1,514,748 of inventories at October 31, 2024 and July 31, 2024, $1,115,081 and $1,109,062, respectively, were valued on the first-in, first-out (“FIFO”) basis, and $404,800 and $405,686, respectively, were valued on the last-in, first-out (“LIFO”) basis.

6.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	October 31, 2024	July 31, 2024
Land	$152,109	$151,164
Buildings and improvements	1,061,556	1,053,812
Machinery and equipment	751,614	738,535
Rental vehicles	129,996	126,794
Lease right-of-use assets – operating	41,678	43,139
Lease right-of-use assets – finance	4,586	4,772
Total cost	2,141,539	2,118,216
Less: Accumulated depreciation	(761,177)	(727,498)
Property, plant and equipment, net	$1,380,362	$1,390,718

7.    Intangible Assets and Goodwill

The components of Amortizable intangible assets are as follows:

	October 31, 2024		July 31, 2024
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	$1,109,070	$629,691	$1,107,396	$610,106
Trademarks	354,034	119,087	353,435	114,272
Design technology and other intangibles	259,124	140,352	258,260	133,580
Total amortizable intangible assets	$1,722,228	$889,130	$1,719,091	$857,958

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2025	$89,051
For the fiscal year ending July 31, 2026	107,456
For the fiscal year ending July 31, 2027	98,734
For the fiscal year ending July 31, 2028	89,888
For the fiscal year ending July 31, 2029	74,521
For the fiscal year ending July 31, 2030 and thereafter	373,448
$833,098

Changes in the carrying amount of Goodwill by reportable segment for the three months ended October 31, 2024 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of August 1, 2024	$337,883	$65,064	$948,674	$435,352	$1,786,973
Fiscal 2025 activity:
Foreign currency translation	—	—	4,731	—	4,731
Net balance as of October 31, 2024	$337,883	$65,064	$953,405	$435,352	$1,791,704

Changes in the carrying amount of Goodwill by reportable segment for the three months ended October 31, 2023 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of August 1, 2023	$337,883	$65,064	$965,758	$431,717	$1,800,422
Fiscal 2024 activity:
Goodwill acquired	—	—	—	3,751	3,751
Foreign currency translation	—	—	(35,396)	—	(35,396)
Net balance as of October 31, 2023	$337,883	$65,064	$930,362	$435,468	$1,768,777

8.    Equity Investments

As discussed in Note 8 to the Company’s Consolidated Financial Statements included in the Fiscal 2024 Form 10-K, effective December 30, 2022, the Company formed a joint venture with TechNexus Holdings LLC (“TechNexus”), whereby the Company transferred TH2Connect, LLC d/b/a Roadpass Digital and its associated legal entities to TN-RP Holdings, LLC (“TN-RP”), following which the Company and TechNexus own 100% of the Class A-RP units and Class C-RP units, respectively, issued by TN-RP.

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

The Company had the following aggregate investment and maximum exposure to loss related to these VIEs:

	October 31, 2024	July 31, 2024
Carrying amount of investments	$137,769	$137,272
Maximum exposure to loss	$141,793	$144,047

The Company’s share of gains and losses accounted for under the equity method of accounting are included in Other income (expense), net in the Condensed Consolidated Statements of Income and Comprehensive Income. The losses recognized in the three months ended October 31, 2024 were $2,254, and the losses recognized in the three months ended October 31, 2023 were $5,935.

9.    Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for approximately 12% of the Company’s consolidated net sales for the three-month period ended October 31, 2024 and approximately 14% of the Company’s consolidated net sales for the three-month period ended October 31, 2023. The majority of the sales to this dealer are reported within the North American Towable and North American Motorized reportable segments. This dealer also accounted for approximately 15% and approximately 10% of the Company’s consolidated trade accounts receivable at October 31, 2024 and July 31, 2024, respectively. The loss of this dealer or a deterioration in the liquidity or creditworthiness of this dealer could have a material effect on the Company’s business.

10.    Fair Value Measurements
The financial assets and liabilities that are accounted for at fair value on a recurring basis at October 31, 2024 and July 31, 2024 are as follows:

	Input Level	October 31, 2024	July 31, 2024
Cash equivalents	Level 1	$246,886	$310,210
Deferred compensation plan mutual fund assets	Level 1	$27,930	$28,985
Equity investments	Level 1	$781	$1,169
Foreign currency forward contract asset	Level 2	$95	$—
Interest rate swap liabilities, net	Level 2	$1,179	$1,137

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

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended October 31,
	2024	2023
Beginning balance	$311,627	$345,197
Provision	61,753	74,435
Payments	(72,979)	(84,171)
Foreign currency translation	374	(2,187)
Ending balance	$300,775	$333,274

12.    Long-Term Debt

The components of long-term debt are as follows:

	October 31, 2024	July 31, 2024
Term loan	$536,003	$594,361
Senior unsecured notes	500,000	500,000
Unsecured notes	27,205	27,070
Other debt	28,189	29,848
Total long-term debt	1,091,397	1,151,279
Debt issuance costs, net of amortization	(15,401)	(17,364)
Total long-term debt, net of debt issuance costs	1,075,996	1,133,915
Less: Current portion of long-term debt	(32,206)	(32,650)
Total long-term debt, net, less current portion	$1,043,790	$1,101,265

As discussed in Note 13 to the Company’s Consolidated Financial Statements included in the Fiscal 2024 Form 10-K, the Company is a party to a seven-year term loan (“term loan”) agreement, which consists of both a U.S. dollar-denominated term loan tranche (“USD term loan”) and a Euro-denominated term loan tranche (“Euro term loan”) and a five-year $1,000,000 asset-based credit facility (“ABL”).
As of October 31, 2024, the outstanding USD term loan balance of $205,000 was subject to a Secured Overnight Financing Rate (“SOFR”)-based rate totaling 6.935%. The total interest rate on the October 31, 2024 outstanding Euro term loan tranche balance of $331,003 was 5.896%. The Senior Unsecured Notes were issued on October 14, 2021 in an aggregate principal amount of $500,000 and bear fixed interest at a rate of 4.000%.

As of October 31, 2024 and July 31, 2024, there were no outstanding ABL borrowings. Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory, and based on October 31, 2024 eligible receivables and eligible inventory balances and net of amounts drawn, if any, totaled approximately $865,000.

For the three-month periods ended October 31, 2024 and October 31, 2023, interest expense on total long-term debt was $17,585 and $23,199, respectively. These interest expense amounts include the amortization of capitalized debt issuance costs of $2,166 and $2,872, for the three-month periods ended October 31, 2024 and October 31, 2023 respectively.

The fair value of the Company’s term loan debt at October 31, 2024 and July 31, 2024 was $537,028 and $597,334, respectively. The fair value of the Company’s Senior Unsecured Notes at October 31, 2024 and July 31, 2024 was $454,300 and $450,450, respectively. The fair value of all other debt held by the Company approximates carrying value. The fair values of the Company’s long-term debt are primarily estimated using Level 2 inputs as defined by ASC 820, based on quoted prices in markets that are not active.

13.    Provision for Income Taxes

The overall effective income tax rate for the three months ended October 31, 2024 was 24.5%. This rate was favorably impacted by certain foreign tax rate differences which include certain interest income not subject to corporate income tax. The favorable foreign rate differential was partially offset by additional tax expense related to the jurisdictional mix of earnings between foreign and domestic operations during the three months ended October 31, 2024. The overall effective income tax rate for the three months ended October 31, 2023 was 24.2%, which was favorably impacted by certain foreign tax rate differences, which include certain interest income not subject to corporate income tax. The favorable foreign rate differential was partially offset by tax expense from the vesting of share-based compensation awards during the three months ended October 31, 2023.

Within the next 12 months, the Company does not anticipate any material changes in its unrecognized tax benefits as of October 31, 2024.

14.    Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing were $3,422,718 and $3,642,137 as of October 31, 2024 and July 31, 2024, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of independent dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its independent dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $12,870 and $14,356 as of October 31, 2024 and July 31, 2024, respectively, which are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three months ended October 31, 2024 and October 31, 2023 were not material. Based on current market conditions and other conditions affecting its independent dealers, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

As discussed in Note 15 to the Company’s Consolidated Financial Statements included in the Fiscal 2024 Form 10-K, the Company is involved in a product recall and was part of an advertising-related investigation by certain German-based authorities that has been fully resolved. There were no significant developments related to these matters during the first quarter of fiscal 2025. There was no impact on the condensed consolidated financial statements for the first quarter of fiscal 2025 related to these matters, and in the first quarter of fiscal 2024, the Company recognized $10,000 of income within selling, general and administrative expenses due to reducing previously recorded reserves related to these matters.

15.    Leases

The components of lease costs for the three-month periods ended October 31, 2024 and October 31, 2023 were as follows:

	Three Months Ended October 31,
	2024	2023
Operating lease cost	$8,842	$8,011
Finance lease cost:
Amortization of right-of-use assets	186	186
Interest on lease liabilities	64	83
Total lease cost	$9,092	$8,280

Other information related to leases was as follows:

	Three Months Ended October 31,
Supplemental Cash Flows Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,829	$7,987
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,636	$914

Supplemental Balance Sheet Information	October 31, 2024	July 31, 2024
Operating leases:
Operating lease liabilities
Other current liabilities	$11,414	$11,405
Other long-term liabilities	30,585	32,007
Total operating lease liabilities	$41,999	$43,412

Finance leases:
Finance lease liabilities
Other current liabilities	$883	$855
Other long-term liabilities	1,635	1,866
Total finance lease liabilities	$2,518	$2,721

16.    Stockholders’ Equity

Total stock-based compensation expense recognized in the three-month periods ended October 31, 2024 and October 31, 2023 for stock-based awards totaled $10,537 and $10,452, respectively.

Share Repurchase Program

As discussed in Note 17 to the Company’s Consolidated Financial Statements included in the Fiscal 2024 Form 10-K, on December 21, 2021, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to repurchase shares of the Company’s common stock through December 21, 2024. On June 24, 2022, the Board authorized Company management to utilize up to an additional $448,321 to repurchase shares of the Company’s common stock through July 31, 2025.

During the three-month period ended October 31, 2024, the Company did not purchase any shares of its common stock. During the three-month period ended October 31, 2023, the Company purchased 327,876 shares of its common stock, at various times in the open market, at a weighted-average price of $91.61 and held them as treasury shares at an aggregate purchase price of $30,037, all from the December 21, 2021 authorization.

Since the inception of the initial December 21, 2021 authorization, the Company has repurchased 3,214,772 shares of its common stock, at various times in the open market, at a weighted-average price of $85.70 and held them as treasury shares at an aggregate purchase price of $275,501.

As of October 31, 2024, there is no remaining amount of the Company's common stock that may be repurchased under the December 21, 2021 $250,000 authorization. As of October 31, 2024, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $422,820.

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

	Three Months Ended October 31,
NET SALES:	2024	2023
Recreational vehicles
North American Towable
Travel Trailers	$602,695	$619,538
Fifth Wheels	296,083	325,916
Total North American Towable	898,778	945,454
North American Motorized
Class A	156,576	207,911
Class C	234,227	333,776
Class B	114,405	169,472
Total North American Motorized	505,208	711,159
Total North America	1,403,986	1,656,613
European
Motorcaravan	318,216	346,511
Campervan	173,216	221,609
Caravan	33,071	64,627
Other RV-related	80,400	75,454
Total European	604,903	708,201
Total recreational vehicles	2,008,889	2,364,814
Other	193,511	198,921
Intercompany eliminations	(59,616)	(62,976)
Total	$2,142,784	$2,500,759

18.    Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company's accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	Three Months Ended October 31, 2024
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(93,984)	$278	$(93,706)	$(3,435)	$(97,141)
OCI before reclassifications	11,901	—	11,901	42	11,943
OCI, net of tax for the fiscal year	11,901	—	11,901	42	11,943
AOCI, net of tax	$(82,083)	$278	$(81,805)	$(3,393)	$(85,198)

	Three Months Ended October 31, 2023
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(68,911)	$364	$(68,547)	$(2,583)	$(71,130)
OCI before reclassifications	(59,924)	—	(59,924)	(722)	(60,646)
OCI, net of tax for the fiscal year	(59,924)	—	(59,924)	(722)	(60,646)
AOCI, net of tax	$(128,835)	$364	$(128,471)	$(3,305)	$(131,776)

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

As of October 31, 2024, the Company has a receivable in the amount of $40,270 related to estimated damages incurred for which we deem the recovery of such losses from our insurance carriers to be probable. Total estimated losses are $64,220 and are primarily attributed to the write-off of motorized chassis. The Company has received initial insurance proceeds related to this event totaling $22,950 through the fiscal quarter ended October 31, 2024. This insurance recovery receivable is included in Accounts receivable, other, net on the Condensed Consolidated Balance Sheets, as we believe recovery will be realized within one year of the balance sheet date.

Given the expectation of recovery from insurance, the impact on our consolidated income before income taxes during fiscal 2024 and the first quarter of fiscal 2025 related to the losses incurred on the weather damages noted above was not material. As of the date of this report, the Company is still in the process of fully assessing damages and submitting relevant insurance claim information.

Although our insurance covers business interruption, the Company did not recognize recovery for business interruption during the fiscal quarter ended October 31, 2024 and will do so at the time of final settlement or when nonrefundable cash advances are made in subsequent periods.

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
•the effect of raw material and commodity price fluctuations, including the impact of tariffs, and/or raw material, commodity or chassis supply constraints;
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

These and other risks and uncertainties are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2024.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world based on units sold and revenue. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the nine months ended September 30, 2024, THOR’s current combined U.S. and Canadian market share based on units sold was approximately 39.6% for travel trailers and fifth wheels combined and approximately 47.5% for motorhomes. In Europe, according to the European Caravan Federation (“ECF”), our European market share for the nine months ended September 30, 2024 based on units sold was approximately 25.1% for motorcaravans and campervans combined and approximately 18.3% for caravans.

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

North American RV independent dealer inventory of our North American RV products as of October 31, 2024 decreased 10.5% to approximately 75,000 units, compared to approximately 83,800 units as of October 31, 2023. As of October 31, 2024, we believe North American dealer inventory levels for most products are generally at, or slightly higher than, the levels that dealers are comfortable stocking heading into the winter months given the current retail sales levels and associated carrying costs. We believe dealers will continue to closely evaluate the unit stocking levels that they will elect to carry in future periods, which may be less than historical unit stocking levels, due to a combination of factors such as slower retail activity, higher RV wholesale prices as well as current interest rates and other carrying costs.

THOR’s North American RV backlog as of October 31, 2024 decreased $137,153, or 6.7%, to $1,896,192 compared to $2,033,345 as of October 31, 2023. The decrease in backlog is primarily a result of a reduction in recent orders from dealers, mainly for motorized products, which we believe is due to lower retail sales and dealer concerns over current interest costs and other carrying costs compared to the prior-year period.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,		Increase	%
	2024	2023	(Decrease)	Change
North American Towable units	229,491	202,361	27,130	13.4
North American Motorized units	26,921	35,760	(8,839)	(24.7)
Total	256,412	238,121	18,291	7.7

In September 2024, RVIA issued a revised forecast for calendar year 2024 North American wholesale unit shipments. Under a most likely scenario, towable and motorized unit shipments are projected to increase to approximately 289,800 units and 34,300 units, respectively, for an annual total of approximately 324,100 units, up 3.5% from the 2023 calendar year wholesale shipments. According to RVIA, the most likely forecast for calendar year 2024 could range from a lower estimate of approximately 311,600 total units to an upper estimate of approximately 336,600 total units.

As part of their September 2024 forecast, RVIA also issued a downward revision of their initial June 2024 estimates for calendar year 2025 wholesale unit shipments. In the most likely scenario, towable and motorized unit shipments are projected to increase to an approximated annual total of 346,100 units, or 6.8% higher than the most likely scenario for calendar year 2024 wholesale shipments. This calendar year 2025 most likely forecast could range from a lower estimate of approximately 329,900 total units to an upper estimate of approximately 362,300 total units. RVIA stated the primary reason for the downward revision of their calendar year 2025 wholesale unit shipments is the unfavorable impact of persistently elevated interest rates on retail sales causing a delay in the anticipated recovery of wholesale unit shipments. The RVIA is expected to release further revisions to their forecasts for calendar years 2024 and 2025 in early December 2024, which will take into consideration current economic conditions and recent wholesale shipment and retail registration data.

North American Industry Retail Statistics

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,		Increase	%
	2024	2023	(Decrease)	Change
North American Towable units	256,906	281,045	(24,139)	(8.6)
North American Motorized units	31,771	37,318	(5,547)	(14.9)
Total	288,677	318,363	(29,686)	(9.3)

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

Company North American Wholesale Statistics

The Company's North American wholesale RV shipments, for the nine-month periods ended September 30, 2024 and 2023 to correspond to the North American industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,		Increase	%
	2024	2023	(Decrease)	Change
North American Towable units	88,564	77,828	10,736	13.8
North American Motorized units	12,621	16,775	(4,154)	(24.8)
Total	101,185	94,603	6,582	7.0

Company North American Retail Statistics

Retail statistics of the Company’s North American RV products, as reported by Stat Surveys, for the nine-month periods ended September 30, 2024 and 2023 to correspond to the North American industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,		Increase	%
	2024	2023	(Decrease)	Change
North American Towable units	99,033	115,066	(16,033)	(13.9)
North American Motorized units	15,080	18,296	(3,216)	(17.6)
Total	114,113	133,362	(19,249)	(14.4)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

North American Outlook

Historically, RV industry sales have been impacted by a number of economic conditions faced by RV dealers, and ultimately retail consumers, such as the rate of unemployment, the rate of inflation, the level of consumer confidence, the disposable income of consumers, interest rates, credit availability, the health of the housing market, tax rates and fuel availability and prices. We believe these factors will continue to affect retail sales in fiscal 2025. In addition, due to inflationary pressures, higher interest rates and other factors, we believe that RV dealers will be continuously reevaluating their desired stocking levels, which may result in lower than historical dealer inventory stocking levels on a unit basis. It is difficult to predict the extent to which any or all of these factors will impact the RV industry or our business in a particular future period, however, we currently believe the remainder of calendar year 2024 will continue to be negatively impacted by these factors.

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

It is extremely difficult to predict when or whether future supply chain issues related to chassis or other components used in the production of RVs will arise. Modifying available chassis for certain motorized products to use for other products is not a viable alternative, particularly in the short term, due to engineering requirements. Uncertainties related to changing state and federal emission standards may also negatively impact the availability of chassis used in our production of certain North American motorized RVs and could also impact consumer buying patterns. The North American recreational vehicle industry has, from time to time in the past, experienced shortages of chassis for various reasons, including component shortages, production delays or other production issues and work stoppages at the chassis manufacturers.

While the North American RV industry has at times faced supply shortages or delivery delays of other, non-chassis raw material components, the supply chain is currently able to support our demand. If any of these factors were to impact our suppliers’ ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected.

Industry Outlook — Europe

The Company monitors industry conditions in the European RV market using a number of resources including its own performance tracking and modeling. The Company also considers retail trends in the European RV market as reported by the European Caravan Federation (“ECF”) and its members. On a monthly basis, the Company receives OEM-specific reports for most of the individual member countries that make up the ECF through the Caravaning Industrie Verband e.V. (“CIVD”). The timing of these reports may vary, but typically they are issued on a one-to-two-month lag. While most countries provide OEM-specific information, the United Kingdom, which made up 17.9% and 10.2% of the caravan and motorcaravan (including campervans) European market for the nine months ended September 30, 2024, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 10 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic and other conditions. It is inherently difficult to generalize about the operating conditions within the entire European region.

Independent dealer inventory of our European RV products as of October 31, 2024 increased 16.0% to approximately 25,400 units as compared to approximately 21,900 units as of October 31, 2023. Independent RV dealer inventory levels of our European products are generally in line with historic seasonal levels in both Germany, which accounts for approximately 60% of our European product sales, and in the other various countries we serve.

THOR’s European Recreational Vehicle backlog as of October 31, 2024 decreased $1,287,535, or 38.7%, to $2,043,636 compared to $3,331,171 as of October 31, 2023, primarily due to improved chassis supply availability as chassis constraints in the prior year resulted in significantly elevated backlogs as of October 31, 2023.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Nine Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change
OEM Reporting Countries (1)	115,332	106,775	8.0	38,862	40,175	(3.3)
Non-OEM Reporting Countries (1)	17,789	14,084	26.3	11,277	12,550	(10.1)
Total	133,121	120,859	10.1	50,139	52,725	(4.9)
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

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Nine Months Ended September 30,		Increase	%
	2024	2023	(Decrease)	Change
Motorcaravan and Campervan	28,942	22,422	6,520	29.1
Caravan	7,095	7,453	(358)	(4.8)
Total OEM-Reporting Countries	36,037	29,875	6,162	20.6
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

While overall chassis supply has improved, disruption in the sequence of chassis supply has in the past, and could in the future, inhibit our ability to efficiently and consistently maintain our planned production levels. Uncertainties related to changing emission standards may also negatively impact the availability of chassis used in our production of certain European motorized RVs and could also impact consumer buying patterns.

Where possible, to minimize the future impact of supply chain constraints, we have identified a second-source supplier base for certain component parts; however, the engineering requirements associated with an alternate component part, particularly the chassis on which our various units are built, limit the impact of these alternative suppliers on reducing any near-term supply constraints.

In addition to potential future material supply constraints, labor shortages may also impact our European operations. Currently, we are experiencing a shortage of available skilled workers at certain of our production facilities due to near full employment rates in the European regions where our manufacturing sites are located.

Three Months Ended October 31, 2024 Compared to the Three Months Ended October 31, 2023

NET SALES:	Three Months Ended October 31, 2024	Three Months Ended October 31, 2023	Change Amount	% Change
Recreational vehicles
North American Towable	$898,778	$945,454	$(46,676)	(4.9)
North American Motorized	505,208	711,159	(205,951)	(29.0)
Total North America	1,403,986	1,656,613	(252,627)	(15.2)
European	604,903	708,201	(103,298)	(14.6)
Total recreational vehicles	2,008,889	2,364,814	(355,925)	(15.1)
Other	193,511	198,921	(5,410)	(2.7)
Intercompany eliminations	(59,616)	(62,976)	3,360	5.3
Total	$2,142,784	$2,500,759	$(357,975)	(14.3)

# OF UNITS:
Recreational vehicles
North American Towable	30,018	28,107	1,911	6.8
North American Motorized	3,741	5,582	(1,841)	(33.0)
Total North America	33,759	33,689	70	0.2
European	8,635	11,892	(3,257)	(27.4)
Total	42,394	45,581	(3,187)	(7.0)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$112,437	12.5	$118,011	12.5	$(5,574)	(4.7)
North American Motorized	42,727	8.5	79,392	11.2	(36,665)	(46.2)
Total North America	155,164	11.1	197,403	11.9	(42,239)	(21.4)
European	92,648	15.3	122,828	17.3	(30,180)	(24.6)
Total recreational vehicles	247,812	12.3	320,231	13.5	(72,419)	(22.6)
Other, net	33,630	17.4	37,701	19.0	(4,071)	(10.8)
Total	$281,442	13.1	$357,932	14.3	$(76,490)	(21.4)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$64,303	7.2	$63,816	6.7	$487	0.8
North American Motorized	30,367	6.0	38,475	5.4	(8,108)	(21.1)
Total North America	94,670	6.7	102,291	6.2	(7,621)	(7.5)
European	79,727	13.2	79,689	11.3	38	—
Total recreational vehicles	174,397	8.7	181,980	7.7	(7,583)	(4.2)
Other	19,474	10.1	17,769	8.9	1,705	9.6
Corporate	46,326	—	18,147	—	28,179	155.3
Total	$240,197	11.2	$217,896	8.7	$22,301	10.2

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended October 31, 2024	% of Segment Net Sales	Three Months Ended October 31, 2023	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$46,821	5.2	$49,249	5.2	$(2,428)	(4.9)
North American Motorized	9,081	1.8	37,052	5.2	(27,971)	(75.5)
Total North America	55,902	4.0	86,301	5.2	(30,399)	(35.2)
European	1,177	0.2	28,767	4.1	(27,590)	(95.9)
Total recreational vehicles	57,079	2.8	115,068	4.9	(57,989)	(50.4)
Other, net	4,774	2.5	9,476	4.8	(4,702)	(49.6)
Corporate	(63,009)	—	(51,962)	—	(11,047)	(21.3)
Total	$(1,156)	(0.1)	$72,582	2.9	$(73,738)	(101.6)

ORDER BACKLOG:	As of October 31, 2024	As of October 31, 2023	Change Amount	% Change
Recreational vehicles
North American Towable	$933,051	$795,798	$137,253	17.2
North American Motorized	963,141	1,237,547	(274,406)	(22.2)
Total North America	1,896,192	2,033,345	(137,153)	(6.7)
European	2,043,636	3,331,171	(1,287,535)	(38.7)
Total	$3,939,828	$5,364,516	$(1,424,688)	(26.6)

CONSOLIDATED

Consolidated net sales for the three months ended October 31, 2024 decreased $357,975, or 14.3%, compared to the three months ended October 31, 2023. Approximately 28.2% of the Company’s consolidated net sales for the quarter ended October 31, 2024 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The $357,975 decrease in consolidated net sales includes an increase of $17,897 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative periods.

Consolidated gross profit for the three months ended October 31, 2024 decreased $76,490, or 21.4%, compared to the three months ended October 31, 2023. Consolidated gross profit was 13.1% of consolidated net sales for the three months ended October 31, 2024 and 14.3% for the three months ended October 31, 2023. The decreases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the decrease in consolidated net sales in the current-year quarter compared to the prior-year quarter.

Selling, general and administrative expenses for the three months ended October 31, 2024 increased $22,301, or 10.2%, compared to the three months ended October 31, 2023, primarily due to the increase in certain Corporate selling, general and administrative expenses as discussed below, partially offset by the impact of the 14.3% decrease in consolidated net sales and the decrease in consolidated income before income taxes, which resulted in lower related sales commissions and other incentive compensation.

The increase in income included in Other income (expense), net of $17,562 for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023 is primarily due to the favorable changes in Corporate other income and expenses as discussed below.

The decrease of $73,738, or 101.6%, in income before income taxes to a loss before income taxes for the three months ended October 31, 2024 compared to income before taxes for the three months ended October 31, 2023 was primarily driven by the decrease in consolidated net sales.

The overall effective income tax rate for the three months ended October 31, 2024 was 24.5% compared with 24.2% for the three months ended October 31, 2023. The primary reason for the increase relates to the jurisdictional mix of pre-tax income between foreign and domestic operations between the comparable periods.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in consolidated selling, general and administrative expenses increased $28,179 for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. This increase includes an increase in compensation costs of $13,868, primarily due to employee separation costs related to certain headcount reductions in the current quarter, and an increase in deferred compensation expense of $11,124 due to market value fluctuations between the two periods, which was effectively offset by the increase in other income related to the deferred compensation plan assets noted below. In addition, the prior-year quarter included $10,000 of income from adjustments made related to the matters discussed in Note 14 to the Condensed Consolidated Financial Statements. These cost increases were partially offset by a decrease in certain dealer promotional costs of $3,150, a decrease in incentive compensation of $1,505 due to the decrease in income before income taxes compared to the prior-year quarter, and a decrease of $2,700 in costs related to our standby repurchase obligation reserve due to decreases in both dealer inventory levels and repurchase activity compared to the prior-year quarter.

Net expense from Corporate interest and other income and expenses decreased $17,132 for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. Net interest expense decreased $4,785 primarily due to lower debt interest expense as a result of lower average outstanding debt balances and lower interest rates. This decrease in net expense also included the favorable changes of $11,206 in the fair value of the Company’s deferred compensation plan assets and $2,483 in the fair value of certain other equity investments, both due to market value fluctuations between the two periods, and the recorded operating results of our equity investments as discussed in Note 8 to the Condensed Consolidated Financial Statements improved by $3,681 in the current quarter compared to the prior-year quarter. These favorable changes were partially offset by an unfavorable change of $5,574 in the non-cash foreign currency gains on certain Euro-denominated loans.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2024 compared to the three months ended October 31, 2023:

	Three Months Ended October 31, 2024	% of Segment Net Sales	Three Months Ended October 31, 2023	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$602,695	67.1	$619,538	65.5	$(16,843)	(2.7)
Fifth Wheels	296,083	32.9	325,916	34.5	(29,833)	(9.2)
Total North American Towable	$898,778	100.0	$945,454	100.0	$(46,676)	(4.9)

	Three Months Ended October 31, 2024	% of Segment Shipments	Three Months Ended October 31, 2023	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	25,458	84.8	22,630	80.5	2,828	12.5
Fifth Wheels	4,560	15.2	5,477	19.5	(917)	(16.7)
Total North American Towable	30,018	100.0	28,107	100.0	1,911	6.8

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towable
Travel Trailers						(15.2)
Fifth Wheels						7.5
Total North American Towable						(11.7)

The decrease in total North American Towable net sales of 4.9% compared to the prior-year quarter resulted from a 6.8% increase in unit shipments and an 11.7% decrease in the overall net price per unit due to the combined impact of changes in product mix and price. The increase in unit shipments is primarily due to the higher demand for the lower-cost travel trailers units, which increased 12.5% over the prior-year quarter. According to statistics published by RVIA, for the three months ended October 31, 2024, combined North American travel trailer and fifth wheel wholesale unit shipments increased 9.2% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended September 30, 2024 and 2023, our North American market share for travel trailers and fifth wheels combined was 38.6% and 41.1%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The decrease in the overall net price per unit within the travel trailer product line of 15.2% was primarily due to a change in product mix trending toward more moderately-priced units as compared to the prior-year quarter. The increase in overall net price per unit within the fifth wheel product line of 7.5% was primarily due to product mix changes and lower sales discounting as compared to the prior-year quarter.

North American Towable cost of products sold decreased $41,102 to $786,341, or 87.5% of North American Towable net sales, for the three months ended October 31, 2024 compared to $827,443, or 87.5% of North American Towable net sales, for the three months ended October 31, 2023. The changes in material, labor, freight-out and warranty costs comprised $43,990 of the $41,102 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales decreased slightly to 79.2% for the three months ended October 31, 2024 compared to 80.0% for the three months ended October 31, 2023, primarily due to a decrease in the material cost percentage from the combined net favorable impacts of lower sales discounting and cost-saving initiatives.

Total manufacturing overhead increased $2,888, primarily due to higher employee self-insurance costs, and increased as a percentage of North American Towable net sales from 7.5% to 8.3% as the decreased net sales levels resulted in higher overhead costs per unit sold.

The decrease in North American Towable gross profit of $5,574 for the three months ended October 31, 2024 compared to the three months ended October 31, 2023 was driven by the decrease in North American Towable net sales while it remained the same as a percentage of North American Towable net sales.

North American Towable selling, general and administrative expenses increased slightly by $487, or 0.8%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, and there were no changes of significance within its major cost components. The increase in the overall selling, general and administrative expense as a percentage of North American Towable net sales is primarily due to the decrease in North American Towable net sales increasing the employee compensation and benefits cost percentage and certain other costs percentages that are generally more fixed costs in nature.

The decrease in North American Towable income before income taxes of $2,428 for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023 is primarily due to the decrease in North American Towable net sales, while North American Towable income before income taxes as a percentage of North American Towable net sales was unchanged.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2024 compared to the three months ended October 31, 2023:

	Three Months Ended October 31, 2024	% of Segment Net Sales	Three Months Ended October 31, 2023	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$156,576	31.0	$207,911	29.2	$(51,335)	(24.7)
Class C	234,227	46.4	333,776	46.9	(99,549)	(29.8)
Class B	114,405	22.6	169,472	23.9	(55,067)	(32.5)
Total North American Motorized	$505,208	100.0	$711,159	100.0	$(205,951)	(29.0)

	Three Months Ended October 31, 2024	% of Segment Shipments	Three Months Ended October 31, 2023	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	756	20.2	1,080	19.3	(324)	(30.0)
Class C	2,045	54.7	3,045	54.6	(1,000)	(32.8)
Class B	940	25.1	1,457	26.1	(517)	(35.5)
Total North American Motorized	3,741	100.0	5,582	100.0	(1,841)	(33.0)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						5.3
Class C						3.0
Class B						3.0
Total North American Motorized						4.0

The decrease in total North American Motorized net sales of 29.0% compared to the prior-year quarter resulted from a 33.0% decrease in unit shipments and a 4.0% increase in the overall net price per unit due to the impact of changes in product mix and price. The decrease in unit shipments is primarily due to a softening in current dealer and consumer demand in comparison with the demand in the prior-year quarter. According to statistics published by RVIA, for the three months ended October 31, 2024, combined North American motorhome wholesale unit shipments decreased 27.2% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended September 30, 2024 and 2023, our North American market share for motorhomes was 47.9% and 49.0%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within the Class A product line of 5.3%, the Class C product line of 3.0% and the Class B product line of 3.0% were all primarily due to favorable product mix changes since the prior-year quarter, with the Class A and Class B product lines benefiting from a higher concentration of sales of the generally higher-priced Tiffin Group product lines in the current-year period, as well as selective net selling price increases.

North American Motorized cost of products sold decreased $169,286 to $462,481, or 91.5% of North American Motorized net sales, for the three months ended October 31, 2024 compared to $631,767, or 88.8% of North American Motorized net sales, for the three months ended October 31, 2023. The changes in material, labor, freight-out and warranty costs comprised $162,856 of the $169,286 decrease primarily due to the decreased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American Motorized net sales increased to 84.8% for the three months ended October 31, 2024 compared to 83.2% for the three months ended October 31, 2023, with the increase primarily due to an increase in the material cost percentage primarily as a result of increased sales discounting and increased chassis costs. The material cost percentage increase was partially offset by a decrease in the warranty cost percentage.

Total manufacturing overhead decreased $6,430 in correlation with the net sales decrease, but increased as a percentage of North American Motorized net sales from 5.6% to 6.7% as the decrease in net sales levels resulted in higher overhead costs per unit sold.

The decrease in North American Motorized gross profit of $36,665 for the three months ended October 31, 2024 compared to the three months ended October 31, 2023 was driven by the decrease in North American Motorized net sales, and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease in North American Motorized selling, general and administrative expenses of $8,108 for the three months ended October 31, 2024 compared to the three months ended October 31, 2023 was primarily due to the decreases in North American Motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $5,830. Sales-related travel, advertising and promotional costs also decreased $1,398. The increase in the overall selling, general and administrative expense as a percentage of North American Motorized net sales is primarily due to the decrease in North American Motorized net sales.

The decrease in North American Motorized income before income taxes of $27,971 for the three months ended October 31, 2024 compared to the three months ended October 31, 2023 was primarily due to the decrease in North American Motorized net sales, and the primary reasons for the decrease in percentage were the increases in the cost of products sold and selling, general and administrative expense percentages noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2024 compared to the three months ended October 31, 2023:

	Three Months Ended October 31, 2024	% of Segment Net Sales	Three Months Ended October 31, 2023	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$318,216	52.6	$346,511	48.9	$(28,295)	(8.2)
Campervan	173,216	28.6	221,609	31.3	(48,393)	(21.8)
Caravan	33,071	5.5	64,627	9.1	(31,556)	(48.8)
Other	80,400	13.3	75,454	10.7	4,946	6.6
Total European	$604,903	100.0	$708,201	100.0	$(103,298)	(14.6)

	Three Months Ended October 31, 2024	% of Segment Shipments	Three Months Ended October 31, 2023	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	4,133	47.9	4,550	38.3	(417)	(9.2)
Campervan	3,178	36.8	4,740	39.9	(1,562)	(33.0)
Caravan	1,324	15.3	2,602	21.8	(1,278)	(49.1)
Total European	8,635	100.0	11,892	100.0	(3,257)	(27.4)

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change
European
Motorcaravan	2.5	(1.5)	1.0
Campervan	2.5	8.7	11.2
Caravan	2.5	(2.2)	0.3
Total European	2.5	10.3	12.8

The decrease in total European Recreational Vehicle net sales of 14.6% compared to the prior-year quarter resulted from a 27.4% decrease in unit shipments and a 12.8% increase in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. The decrease in unit shipments is primarily due to a softening in current dealer and consumer demand compared to the prior-year quarter, which also included independent dealer restocking of their low unit levels while current stocking levels are more in line with historical seasonal levels. The decrease in total European Recreational Vehicle net sales of $103,298 includes an increase of $17,897, or 2.5% netted in the 14.6% decrease, due to the increase in foreign exchange rates compared to the prior-year period.

The overall net price per unit increase of 12.8% includes a 2.5% increase due to the impact of foreign currency exchange rate changes and a 10.3% increase due to the combined impact of product mix and price, primarily due to the higher concentration of Motorcaravan sales in the current-year quarter due to improved chassis supply and fewer other component constraints compared to the prior-year quarter.

The constant-currency decreases in the overall net price per unit within the Motorcaravan product line of 1.5% and the Caravan product line of 2.2% were primarily due to the impact of product mix changes and increased sales discounting. The constant-currency increase in the overall net price per unit within the Campervan product line of 8.7% is primarily due to the current-year quarter included a higher concentration of Campervan units with a purchased chassis that is included in the unit sales price as opposed to units with a customer-supplied chassis that is not included in the unit sales price.

European Recreational Vehicle cost of products sold decreased $73,118 to $512,255, or 84.7% of European Recreational Vehicle net sales, for the three months ended October 31, 2024 compared to $585,373, or 82.7% of European Recreational Vehicle net sales, for the three months ended October 31, 2023. The changes in material, labor, freight-out and warranty costs comprised $73,937 of the $73,118 decrease primarily due to the decreased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales was flat at 71.4% for both the three months ended October 31, 2024 and the three months ended October 31, 2023, as decreases in both the direct labor and warranty cost percentages were offset by an increase in the material cost percentage that was primarily due to increased sales discounting.

Total manufacturing overhead increased slightly by $819, primarily due to increased depreciation expense being mostly offset by lower employee costs, but increased as a percentage of European Recreational Vehicle net sales from 11.3% to 13.3% primarily due to the sales decrease resulting in higher overhead costs per unit sold.

The decrease in European Recreational Vehicle gross profit of $30,180 for the three months ended October 31, 2024 compared to the three months ended October 31, 2023 was primarily due to the decrease in European Recreational Vehicle net sales, and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

European Recreational Vehicle selling, general and administrative expenses increased just $38 for the three months ended October 31, 2024 compared to the three months ended October 31, 2023 and there were no changes of significance within its major cost components. The increase in the overall selling, general and administrative expense as a percentage of European Recreational Vehicle net sales is due to the decrease in European Recreational Vehicle net sales primarily increasing the employee compensation and benefits and the advertising and promotions cost percentages, which are generally more fixed costs in nature.

The decrease in European Recreational Vehicle income before income taxes of $27,590 for the three months ended October 31, 2024 compared to the three months ended October 31, 2023 was primarily due to the decrease in European Recreational Vehicle net sales, and the primary reasons for the decrease in percentage were the increases in both the cost of products sold and selling, general and administrative expense percentages noted above.

Liquidity and Capital Resources

As of October 31, 2024, we had $445,222 in cash and cash equivalents, of which $292,653 was held in the U.S. and the equivalent of $152,569, predominantly in Euros, was held in Europe, compared to $501,316 on July 31, 2024, of which $373,031 was held in the U.S. and the equivalent of $128,285, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the United States. The components of the $56,094 decrease in cash and cash equivalents are described in more detail below, but the decrease was primarily attributable to cash provided by operations of $30,740 less cash used in financing activities of $64,620 and cash used in investing activities of $25,342.

Net working capital at October 31, 2024 was $1,051,459 compared to $1,083,005 at July 31, 2024. Capital expenditures of $25,273 for the three months ended October 31, 2024 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. In addition, the unused availability under our revolving asset-based credit facility is generally available to the Company for general operating purposes and approximated $865,000 at October 31, 2024. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

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

Our current estimate of committed and internally approved capital spend for the remainder of fiscal 2025 is approximately $200,000, primarily for certain building projects and certain automation projects, as well as replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business. We anticipate approximately two-thirds will be in North America and one-third in Europe, and that these expenditures will be funded by cash provided by our operating activities.

Our Board currently intends to continue regular quarterly cash dividend payments in the future. As is customary under credit facilities, certain actions, including our ability to pay dividends, are subject to the satisfaction of certain conditions prior to payment. The conditions for the payment of dividends under the existing debt facilities include a minimum level of adjusted excess cash availability and a fixed charge coverage ratio test, both as defined in the credit agreements. The declaration of future dividends and the establishment of the per share amounts, record dates and payment dates for any such future dividends are subject to the determination of the Board, and will be dependent upon future earnings, cash flows and other factors, in addition to compliance with any then-existing financing facilities.

Operating Activities

Net cash provided by operating activities for the three months ended October 31, 2024 was $30,740 as compared to net cash provided by operating activities of $59,668 for the three months ended October 31, 2023.

For the three months ended October 31, 2024, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $76,854 of operating cash. The change in net working capital resulted in the use of $46,114 of operating cash during that period, primarily due to the decreases in certain accrued liabilities as the impacts of the changes in accounts receivable and accounts payable mostly offset each other.

For the three months ended October 31, 2023, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $138,101 of operating cash. The change in net working capital resulted in the use of $78,433 of operating cash during that period, primarily due to an increase in RV finished goods inventory.

Investing Activities

Net cash used in investing activities for the three months ended October 31, 2024 was $25,342, primarily due to capital expenditures of $25,273.

Net cash used in investing activities for the three months ended October 31, 2023 was $51,062, primarily due to capital expenditures of $38,211.

Financing Activities

Net cash used in financing activities for the three months ended October 31, 2024 was $64,620, primarily for payments on the term-loan credit facilities of $60,000. During the first quarter of fiscal 2025, the Board approved and declared the payment of a regular quarterly dividend of $0.50 per share for the first quarter of fiscal 2025, but this dividend, totaling $26,551, was not paid until the second quarter of fiscal 2025.

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

The Company increased its previous regular quarterly dividend of $0.48 per share to $0.50 per share in October 2024. In October 2023, the Company increased its previous regular quarterly dividend of $0.45 per share to $0.48 per share.

Accounting Standards

See Note 1 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and the notes to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended July 31, 2024. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended July 31, 2024.

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

The Company also holds $386,397 of debt denominated in Euros at October 31, 2024. A hypothetical 10% change in the Euro/U.S. dollar exchange rate would change our October 31, 2024 debt balance by approximately $38,640.

INTEREST RATE RISK – Based on our assumption of the Company’s floating-rate debt levels over the next 12 months, a one-percentage-point increase in interest rates (approximately 15.4% of our weighted-average interest rate at October 31, 2024) would result in an estimated $5,434 reduction in income before income taxes over a one-year period.

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

During the quarter ended October 31, 2024, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Before deciding to invest in our Company, in addition to the other information contained in our Annual Report on Form 10-K and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended July 31, 2024, which could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks described in our most recent Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially affect our business, financial condition, results of operations and prospects.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended October 31, 2024.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended October 31, 2024 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	December 4, 2024	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	December 4, 2024	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer