Form 10-Q
period 2025-01-31
THOR INDUSTRIES INC
filed 2025-03-05
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2025.
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
Yes    ☐    No    ☑
As of February 28, 2025, 53,203,568 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2025	July 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$373,819	$501,316
Accounts receivable, trade, net	535,137	502,301
Accounts receivable, other, net	118,161	198,594
Inventories, net	1,379,419	1,366,638
Prepaid income taxes, expenses and other	117,933	81,178
Total current assets	2,524,469	2,650,027
Property, plant and equipment, net	1,319,821	1,390,718
Other assets:
Goodwill	1,748,861	1,786,973
Amortizable intangible assets, net	789,582	861,133
Deferred income tax assets, net	20,591	28,414
Equity investments	136,220	137,272
Other	174,587	166,286
Total other assets	2,869,841	2,980,078
TOTAL ASSETS	$6,714,131	$7,020,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$698,747	$628,134
Current portion of long-term debt	27,742	32,650
Short-term financial obligations	62,487	72,051
Accrued liabilities:
Compensation and related items	136,404	185,249
Product warranties	286,689	311,627
Income and other taxes	46,071	74,987
Promotions and rebates	136,470	169,928
Product, property and related liabilities	20,944	32,278
Other	58,838	60,118
Total current liabilities	1,474,392	1,567,022
Long-term debt, net	1,003,395	1,101,265
Deferred income tax liabilities, net	66,881	74,401
Unrecognized tax benefits	12,263	12,405
Other liabilities	203,705	191,677
Total long-term liabilities	1,286,244	1,379,748
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 67,282,807 and 66,859,738 shares, respectively	6,728	6,686
Additional paid-in capital	597,094	577,015
Retained earnings	4,199,198	4,254,734
Accumulated other comprehensive loss, net of tax	(157,920)	(93,706)
Less: Treasury shares of 14,079,239 and 13,928,314, respectively, at cost	(693,324)	(677,299)
Stockholders’ equity attributable to THOR Industries, Inc.	3,951,776	4,067,430
Non-controlling interests	1,719	6,623
Total stockholders’ equity	3,953,495	4,074,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,714,131	$7,020,823

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Net sales	$2,018,107	$2,207,369	$4,160,891	$4,708,128
Cost of products sold	1,772,910	1,936,522	3,634,252	4,079,349
Gross profit	245,197	270,847	526,639	628,779
Selling, general and administrative expenses	206,222	220,125	446,419	438,021
Amortization of intangible assets	29,244	32,464	59,066	64,808
Interest expense, net	11,950	28,229	27,178	48,426
Other income, net	619	16,865	3,268	1,952
Income (loss) before income taxes	(1,600)	6,894	(2,756)	79,476
Income tax provision	1,489	1,568	1,206	19,117
Net income (loss)	(3,089)	5,326	(3,962)	60,359
Less: Net (loss) attributable to non-controlling interests	(2,538)	(1,891)	(1,579)	(423)
Net income (loss) attributable to THOR Industries, Inc.	$(551)	$7,217	$(2,383)	$60,782

Weighted-average common shares outstanding:
Basic	53,208,626	53,322,504	53,091,615	53,309,169
Diluted	53,208,626	53,650,583	53,091,615	53,752,150

Earnings (loss) per common share:
Basic	$(0.01)	$0.14	$(0.04)	$1.14
Diluted	$(0.01)	$0.13	$(0.04)	$1.13

Comprehensive income (loss):
Net income (loss)	$(3,089)	$5,326	$(3,962)	$60,359
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax	(79,482)	35,627	(67,539)	(25,019)
Other (loss), net of tax	—	(111)	—	(111)
Total other comprehensive income (loss), net of tax	(79,482)	35,516	(67,539)	(25,130)
Total Comprehensive income (loss)	(82,571)	40,842	(71,501)	35,229
Less: Comprehensive (loss) attributable to non-controlling interests	(5,905)	(1,952)	(4,904)	(1,206)
Comprehensive income (loss) attributable to THOR Industries, Inc.	$(76,666)	$42,794	$(66,597)	$36,435

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended January 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(3,962)	$60,359
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	74,589	70,589
Amortization of intangible assets	59,066	64,808
Amortization of debt issuance costs	3,527	11,864
Deferred income tax expense (benefit)	3,144	(11,858)
Gain on disposition of property, plant and equipment	(2,409)	(7,807)
Stock-based compensation expense	18,610	19,698
Changes in assets and liabilities:
Accounts receivable	40,578	15,188
Inventories	(49,554)	(149,742)
Prepaid income taxes, expenses and other	(29,341)	(24,312)
Accounts payable	87,743	33,813
Accrued liabilities and other	(156,635)	(133,798)
Long-term liabilities and other	16,226	6,998
Net cash provided by (used in) operating activities	61,582	(44,200)
Cash flows from investing activities:
Purchases of property, plant and equipment	(51,538)	(78,901)
Proceeds from dispositions of property, plant and equipment	21,209	12,872
Business acquisitions, net of cash acquired	—	(3,814)
Other	(4,134)	(11,100)
Net cash used in investing activities	(34,463)	(80,943)
Cash flows from financing activities:
Borrowings on term-loan credit facilities	—	186,723
Payments on term-loan credit facilities	(85,000)	(127,626)
Borrowings on revolving asset-based credit facilities	—	113,502
Payments on revolving asset-based credit facilities	—	(51,925)
Payments on other debt	(5,514)	(5,574)
Payments of debt issuance costs	—	(10,480)
Cash dividends paid	(53,153)	(51,135)
Payments on finance lease obligations	(414)	(365)
Purchases of treasury shares	(1,725)	(30,037)
Payments related to vesting of stock-based awards	(14,300)	(16,245)
Short-term financial obligations and other, net	(6,899)	19,916
Net cash provided by (used in) financing activities	(167,005)	26,754
Effect of exchange rate changes on cash and cash equivalents	12,389	(2,651)
Net decrease in cash and cash equivalents	(127,497)	(101,040)
Cash and cash equivalents, beginning of period	501,316	441,232
Cash and cash equivalents, end of period	$373,819	$340,192

Supplemental cash flow information:
Income taxes paid	$53,726	$90,528
Interest paid	$31,715	$41,414
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$3,246	$3,098

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2025 AND 2024 (UNAUDITED)

	Three Months Ended January 31, 2025
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at November 1, 2024	67,114,970	$6,711	$589,414	$4,226,351	$(81,805)	14,012,706	$(686,339)	$4,054,332	$7,624	$4,061,956
Net (loss)	—	—	—	(551)	—	—	—	(551)	(2,538)	(3,089)
Purchases of treasury shares	—	—	—	—	—	16,200	(1,725)	(1,725)	—	(1,725)
Restricted stock unit activity	167,837	17	(393)	—	—	50,333	(5,260)	(5,636)	—	(5,636)
Dividends $0.50 per common share	—	—	—	(26,602)	—	—	—	(26,602)	—	(26,602)
Stock-based compensation expense	—	—	8,073	—	—	—	—	8,073	—	8,073
Other comprehensive (loss)	—	—	—	—	(76,115)	—	—	(76,115)	(3,367)	(79,482)
Balance at January 31, 2025	67,282,807	$6,728	$597,094	$4,199,198	$(157,920)	14,079,239	$(693,324)	$3,951,776	$1,719	$3,953,495

	Six Months Ended January 31, 2025
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2024	66,859,738	$6,686	$577,015	$4,254,734	$(93,706)	13,928,314	$(677,299)	$4,067,430	$6,623	$4,074,053
Net (loss)	—	—	—	(2,383)	—	—	—	(2,383)	(1,579)	(3,962)
Purchases of treasury shares	—	—	—	—	—	16,200	(1,725)	(1,725)	—	(1,725)
Restricted stock unit activity	423,069	42	1,469	—	—	134,725	(14,300)	(12,789)	—	(12,789)
Dividends $1.00 per common share	—	—	—	(53,153)	—	—	—	(53,153)	—	(53,153)
Stock-based compensation expense	—	—	18,610	—	—	—	—	18,610	—	18,610
Other comprehensive (loss)	—	—	—	—	(64,214)	—	—	(64,214)	(3,325)	(67,539)
Balance at January 31, 2025	67,282,807	$6,728	$597,094	$4,199,198	$(157,920)	14,079,239	$(693,324)	$3,951,776	$1,719	$3,953,495

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2025 AND 2024 (UNAUDITED)

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

The July 31, 2024 amounts are derived from the annual audited financial statements of THOR. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024. Due to seasonality within the recreational vehicle industry, inflation and shifting consumer demand in our industry, among other factors, annualizing the results of operations for the six months ended January 31, 2025 would not necessarily be indicative of the results expected for the full fiscal year.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” as updated by ASU 2025-01, “Income Statement — Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, issued in January 2025. This guidance provides updates to qualitative and quantitative disclosure requirements over the disaggregation of relevant expense captions within the income statement to provide more transparency and useful information on expenses within the income statement including tabular presentation of prescribed expense categories such as the purchases of inventory, employee compensation, depreciation, intangible asset amortization, and inclusion of other specific expense, gains and losses required by existing GAAP with reconciliation of disaggregation to the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance may be applied prospectively or retrospectively. This guidance will be effective for our fiscal year ending July 31, 2028. We are currently evaluating the impact the guidance may have on our consolidated financial statement disclosures.

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

The following tables reflect certain financial information by reportable segment:

	Three Months Ended January 31,		Six Months Ended January 31,
NET SALES:	2025	2024	2025	2024
Recreational vehicles
North American Towable	$828,266	$730,968	$1,727,044	$1,676,422
North American Motorized	446,298	570,424	951,506	1,281,583
Total North America	1,274,564	1,301,392	2,678,550	2,958,005
European	612,465	782,294	1,217,368	1,490,495
Total recreational vehicles	1,887,029	2,083,686	3,895,918	4,448,500
Other	185,653	166,534	379,164	365,455
Intercompany eliminations	(54,575)	(42,851)	(114,191)	(105,827)
Total	$2,018,107	$2,207,369	$4,160,891	$4,708,128

	Three Months Ended January 31,		Six Months Ended January 31,
INCOME (LOSS) BEFORE INCOME TAXES:	2025	2024	2025	2024
Recreational vehicles
North American Towable	$28,152	$661	$74,973	$49,910
North American Motorized	4,298	26,460	13,379	63,512
Total North America	32,450	27,121	88,352	113,422
European	2,210	38,057	3,387	66,824
Total recreational vehicles	34,660	65,178	91,739	180,246
Other, net	8,268	7,343	13,042	16,819
Corporate	(44,528)	(65,627)	(107,537)	(117,589)
Total	$(1,600)	$6,894	$(2,756)	$79,476

TOTAL ASSETS:	January 31, 2025	July 31, 2024
Recreational vehicles
North American Towable	$1,368,779	$1,290,117
North American Motorized	975,233	1,077,808
Total North America	2,344,012	2,367,925
European	2,672,411	2,871,316
Total recreational vehicles	5,016,423	5,239,241
Other	1,013,969	1,058,842
Corporate	683,739	722,740
Total	$6,714,131	$7,020,823

DEPRECIATION AND INTANGIBLE ASSET AMORTIZATION EXPENSE:	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Recreational vehicles
North American Towable	$13,155	$13,788	$26,249	$27,552
North American Motorized	8,621	8,849	17,277	17,791
Total North America	21,776	22,637	43,526	45,343
European	30,327	31,136	62,568	61,533
Total recreational vehicles	52,103	53,773	106,094	106,876
Other	13,000	13,668	25,872	27,294
Corporate	891	678	1,689	1,227
Total	$65,994	$68,119	$133,655	$135,397

	Three Months Ended January 31,		Six Months Ended January 31,
CAPITAL ACQUISITIONS:	2025	2024	2025	2024
Recreational vehicles
North American Towable	$3,408	$4,443	$7,566	$11,373
North American Motorized	2,716	5,386	5,852	12,861
Total North America	6,124	9,829	13,418	24,234
European	16,140	16,116	27,041	30,876
Total recreational vehicles	22,264	25,945	40,459	55,110
Other	1,556	6,244	5,185	14,535
Corporate	1,186	4,172	3,711	6,907
Total	$25,006	$36,361	$49,355	$76,552

3.    Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Weighted-average common shares outstanding for basic earnings per share	53,208,626	53,322,504	53,091,615	53,309,169
Unvested restricted and performance stock units (1)	—	328,079	—	442,981
Weighted-average common shares outstanding assuming dilution	53,208,626	53,650,583	53,091,615	53,752,150
(1)Due to losses for the three and six months ended January 31, 2025, zero incremental shares are included because the effect would be antidilutive.

For the three months ended January 31, 2025 and 2024, the Company excluded 222,029 and 8,078 unvested restricted and performance stock units that have an antidilutive effect from its calculation of weighted-average common shares outstanding assuming dilution. For the six months ended January 31, 2025 and 2024, the Company excluded 372,593 and 29,688 unvested restricted and performance stock units that have an antidilutive effect from its calculation of weighted-average common shares outstanding assuming dilution.

4.    Derivatives and Hedging

As of January 31, 2025 and July 31, 2024 there were no derivative instruments designated as hedges, except for the net investment hedge discussed below.

Net Investment Hedge

The foreign currency transaction gains and losses on the portion of the Euro-denominated term loan designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries are included as a component of the foreign currency translation adjustment. Gains, net of tax, included in the foreign currency translation adjustments were $1,487 for the three months ended January 31, 2025 and $238 for the six months ended January 31, 2025. Gains (losses), net of tax, included in the foreign currency translation adjustments were $(6,237) for the three months ended January 31, 2024 and $7,172 for the six months ended January 31, 2024.

There were no amounts reclassified out of accumulated other comprehensive income (loss) pertaining to the net investment hedge during the three and six-month periods ended January 31, 2025 and January 31, 2024.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $27,688 and a fair value liability of $1,104 as of January 31, 2025. These other derivative instruments had a notional amount totaling approximately $22,333 and a fair value liability of $1,137 as of July 31, 2024. For these derivative instruments, changes in fair value are recognized in earnings.

	Three Months Ended January 31,
	2025		2024
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income, net of tax
Foreign currency forward contracts	$43	$—	$(236)	$—
Interest rate swap agreements	—	30	—	(205)
Total gain (loss)	$43	$30	$(236)	$(205)

	Six Months Ended January 31,
	2025		2024
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income, net of tax
Foreign currency forward contracts	$(414)	$—	$(75)	$—
Interest rate swap agreements	—	3	—	(139)
Total gain (loss)	$(414)	$3	$(75)	$(139)

5.    Inventories

Major classifications of inventories are as follows:

	January 31, 2025	July 31, 2024
Finished goods – RV	$312,641	$249,949
Finished goods – other	104,144	91,371
Work in process	266,325	261,043
Raw materials	409,611	434,165
Chassis	433,308	478,220
Subtotal	1,526,029	1,514,748
Excess of FIFO costs over LIFO costs	(146,610)	(148,110)
Total inventories, net	$1,379,419	$1,366,638

Of the $1,526,029 and $1,514,748 of inventories at January 31, 2025 and July 31, 2024, $1,142,184 and $1,109,062, respectively, were valued on the first-in, first-out (“FIFO”) method, and $383,845 and $405,686, respectively, were valued on the last-in, first-out (“LIFO”) method.

6.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	January 31, 2025	July 31, 2024
Land	$146,786	$151,164
Buildings and improvements	1,042,198	1,053,812
Machinery and equipment	726,110	738,535
Rental vehicles	129,986	126,794
Lease right-of-use assets – operating	39,999	43,139
Lease right-of-use assets – finance	4,399	4,772
Total cost	2,089,478	2,118,216
Less: Accumulated depreciation	(769,657)	(727,498)
Property, plant and equipment, net	$1,319,821	$1,390,718

7.    Intangible Assets and Goodwill

The components of Amortizable intangible assets, net are as follows:

	January 31, 2025		July 31, 2024
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	$1,093,911	$640,171	$1,107,396	$610,106
Trademarks	348,612	122,116	353,435	114,272
Design technology and other intangibles	251,300	141,954	258,260	133,580
Total amortizable intangible assets	$1,693,823	$904,241	$1,719,091	$857,958

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2025	$58,282
For the fiscal year ending July 31, 2026	105,432
For the fiscal year ending July 31, 2027	96,837
For the fiscal year ending July 31, 2028	88,102
For the fiscal year ending July 31, 2029	73,222
For the fiscal year ending July 31, 2030 and thereafter	367,707
$789,582

Changes in the carrying amount of Goodwill by reportable segment for the six months ended January 31, 2025 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of August 1, 2024	$337,883	$65,064	$948,674	$435,352	$1,786,973
Fiscal 2025 activity:
Foreign currency translation	—	—	(38,112)	—	(38,112)
Net balance as of January 31, 2025	$337,883	$65,064	$910,562	$435,352	$1,748,861

Changes in the carrying amount of Goodwill by reportable segment for the six months ended January 31, 2024 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of August 1, 2023	$337,883	$65,064	$965,758	$431,717	$1,800,422
Fiscal 2024 activity:
Goodwill acquired	—	—	—	3,635	3,635
Foreign currency translation	—	—	(16,296)	—	(16,296)
Net balance as of January 31, 2024	$337,883	$65,064	$949,462	$435,352	$1,787,761

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

TN-RP is a variable interest entity (“VIE”), in which both the Company and TechNexus each have a variable interest. The Company’s equity interest, which entitles the Company to a share of future distributions from TN-RP, represents a variable interest. The Company has significant influence due to its Class A-RP unit ownership interest, non-majority seats on the TN-RP advisory board and certain protective rights, and therefore the Company’s investment in TN-RP is accounted for under the equity method of accounting and reported as a component of Equity investments in the Condensed Consolidated Balance Sheets. The Company holds an additional investment that is concluded to be a VIE and over which the Company has significant influence. This investment is also reported as a component of Equity investments in the Condensed Consolidated Balance Sheets.

The Company had the following aggregate investment and maximum exposure to loss related to these VIEs:

	January 31, 2025	July 31, 2024
Carrying amount of investments	$136,220	$137,272
Maximum exposure to loss	$136,220	$144,047

The Company’s share of gains and losses accounted for under the equity method of accounting are included in Other income, net in the Condensed Consolidated Statements of Income and Comprehensive Income. The losses recognized in the three and six months ended January 31, 2025 were $2,251 and $4,505, respectively, and the losses recognized in the three and six months ended January 31, 2024 were $3,502 and $9,437, respectively.

9.    Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for approximately 16% of the Company’s consolidated net sales for the three-month period ended January 31, 2025 and approximately 15% of the Company’s consolidated net sales for the three-month period ended January 31, 2024, and accounted for approximately 14% of the Company’s consolidated net sales for the six-month periods ended January 31, 2025 and January 31, 2024. The majority of the sales to this dealer are reported within the North American Towable and North American Motorized segments. This dealer also accounted for approximately 17% and approximately 10% of the Company’s consolidated trade accounts receivable at January 31, 2025 and July 31, 2024, respectively. The loss of this dealer or a deterioration in the liquidity or creditworthiness of this dealer could have a material adverse effect on the Company’s business.

10.    Fair Value Measurements

The financial assets and liabilities that are accounted for at fair value on a recurring basis at January 31, 2025 and July 31, 2024 are as follows:

	Input Level	January 31, 2025	July 31, 2024
Cash equivalents	Level 1	$239,105	$310,210
Deferred compensation plan mutual fund assets	Level 1	$25,138	$28,985
Equity investments	Level 1	$396	$1,169
Foreign currency forward contract asset	Level 2	$29	$—
Interest rate swap liability	Level 2	$1,133	$1,137

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

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Beginning balance	$300,775	$333,274	$311,627	$345,197
Provision	51,879	66,478	113,632	140,913
Payments	(63,768)	(81,355)	(136,747)	(165,526)
Foreign currency translation	(2,197)	1,217	(1,823)	(970)
Ending balance	$286,689	$319,614	$286,689	$319,614
12.    Long-Term Debt

The components of long-term debt are as follows:

	January 31, 2025	July 31, 2024
Term loan	$496,129	$594,361
Senior unsecured notes	500,000	500,000
Unsecured notes	25,983	27,070
Other debt	23,268	29,848
Total long-term debt	1,045,380	1,151,279
Debt issuance costs, net of amortization	(14,243)	(17,364)
Total long-term debt, net of debt issuance costs	1,031,137	1,133,915
Less: Current portion of long-term debt	(27,742)	(32,650)
Total long-term debt, net, less current portion	$1,003,395	$1,101,265

As discussed in Note 13 to the Company’s Consolidated Financial Statements included in the Fiscal 2024 Form 10-K, the Company is a party to a seven-year term loan (“term loan”) agreement, which consists of both a U.S. dollar-denominated term loan tranche (“USD term loan”) and a Euro-denominated term loan tranche (“Euro term loan”) and a five-year $1,000,000 asset-based credit facility (“ABL”).

As of January 31, 2025, the outstanding USD term loan balance of $180,000 was subject to a Secured Overnight Financing Rate (“SOFR”)-based rate totaling 6.562%. The total interest rate on the January 31, 2025 outstanding Euro term loan tranche balance of $316,129 was 5.475%. The Senior Unsecured Notes were issued on October 14, 2021 in an aggregate principal amount of $500,000 and bear fixed interest at a rate of 4.000%.

As of January 31, 2025 and July 31, 2024, there were no outstanding ABL borrowings. Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory.

Based on January 31, 2025 eligible receivables and eligible inventory balances and net of amounts drawn, if any, totaled approximately $855,000.

For the three and six months ended January 31, 2025, interest expense on total long-term debt was $15,452 and $33,037, respectively. These interest expense amounts include the amortization of capitalized debt issuance costs of $1,361 and $3,527, for the three and six months ended January 31, 2025, respectively. For the three and six months ended January 31, 2024, interest expense on total long-term debt was $30,548 and $53,747, respectively, which includes amortization of capitalized debt issuance costs and debt extinguishment charges related to the November 2023 debt refinancing totaling $8,992 and $11,864, respectively.

The fair value of the Company’s term loan debt at January 31, 2025 and July 31, 2024 was $500,415 and $597,334, respectively. The fair value of the Company’s Senior Unsecured Notes at January 31, 2025 and July 31, 2024 was $456,950 and $450,450, respectively. The fair value of all other debt held by the Company approximates carrying value. The fair values of the Company’s long-term debt are primarily estimated using Level 2 inputs as defined by ASC 820, based on quoted prices in markets that are not active.

Subsequent to January 31, 2025, the Company made a payment of $25,000 against the principal balance of its USD term loan.

13.    Provision for Income Taxes

The overall effective income tax rate for the three months ended January 31, 2025 was (93.1)%, and the effective income tax rate for the six months ended January 31, 2025 was (43.7)%. These rates were both impacted by the jurisdictional mix of pre-tax earnings between foreign and domestic operations, including the impact of non-deductible foreign exchange losses not subject to taxation, and the Company’s consolidated pre-tax losses in both the quarter and year-to-date periods.

The overall effective income tax rate for the three months ended January 31, 2024 was 22.7%, and the effective income tax rate for the six months ended January 31, 2024 was 24.0%. These rates were both favorably impacted by certain foreign tax rate differences which include certain interest income not subject to corporate income tax.

Within the next 12 months, the Company does not anticipate any material changes in its unrecognized tax benefits recorded as of January 31, 2025.

14.    Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing were $3,560,852 and $3,642,137 as of January 31, 2025 and July 31, 2024, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of independent dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its independent dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $13,727 and $14,356 as of January 31, 2025 and July 31, 2024, respectively, which are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three and six months ended January 31, 2025 were not material, and losses during the three and six months ended January 31, 2024 were $2,892 and $6,060, respectively. Based on current market conditions and other conditions affecting its independent dealers, the Company believes that any future losses under these agreements will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

As discussed in Note 15 to the Company’s Consolidated Financial Statements included in the Fiscal 2024 Form 10-K, the Company is involved in a product recall and was part of an advertising-related investigation by certain German-based authorities that has been fully resolved. There were no significant developments related to these matters during the first six months of fiscal 2025. There was no impact related to these matters on the condensed consolidated financial statements for the three and six months ended January 31, 2025, and in the three and six months ended January 31, 2024, the Company recognized income of $4,200 and $14,200, respectively, within selling, general and administrative expenses related to these matters.

15.    Leases

The components of lease costs for the three and six-month periods ended January 31, 2025 and January 31, 2024 were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Operating lease cost	$8,517	$7,628	$17,359	$15,639
Finance lease cost:
Amortization of right-of-use assets	187	187	373	373
Interest on lease liabilities	60	78	124	161
Total lease cost	$8,764	$7,893	$17,856	$16,173

Other information related to leases was as follows:

	Six Months Ended January 31,
Supplemental Cash Flows Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,337	$15,593
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,402	$2,108

Supplemental Balance Sheet Information	January 31, 2025	July 31, 2024
Operating leases:
Operating lease liabilities:
Other current liabilities	$11,459	$11,405
Other long-term liabilities	28,912	32,007
Total operating lease liabilities	$40,371	$43,412

Finance leases:
Finance lease liabilities:
Other current liabilities	$910	$855
Other long-term liabilities	1,397	1,866
Total finance lease liabilities	$2,307	$2,721

16.    Stockholders’ Equity

Stock-based Compensation

Total stock-based compensation expense recognized in the three-month periods ended January 31, 2025 and January 31, 2024 for stock-based awards totaled $8,073 and $9,246, respectively. Total stock-based compensation expense recognized in the six-month periods ended January 31, 2025 and January 31, 2024 for stock-based awards totaled $18,610 and $19,698, respectively.

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

During the three and six months ended January 31, 2025, the Company purchased 16,200 shares of its common stock, at various times in the open market, at a weighted-average price of $106.45 and held them as treasury shares at an aggregate purchase price of $1,725, all from the June 24, 2022 authorization.

Since the inception of the initial December 21, 2021 authorization, the Company has purchased 3,230,972 shares of its common stock, at various times in the open market, at a weighted-average price of $85.80 and held them as treasury shares at an aggregate purchase price of $277,225.

As of January 31, 2025, there are no remaining shares of the Company's common stock that may be repurchased under the December 21, 2021 $250,000 authorization. As of January 31, 2025, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $421,095.

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

	Three Months Ended January 31,		Six Months Ended January 31,
NET SALES:	2025	2024	2025	2024
Recreational vehicles
North American Towable
Travel Trailers	$518,620	$471,483	$1,121,315	$1,091,021
Fifth Wheels	309,646	259,485	605,729	585,401
Total North American Towable	828,266	730,968	1,727,044	1,676,422
North American Motorized
Class A	148,009	178,308	304,585	386,219
Class C	204,053	275,632	438,280	609,408
Class B	94,236	116,484	208,641	285,956
Total North American Motorized	446,298	570,424	951,506	1,281,583
Total North America	1,274,564	1,301,392	2,678,550	2,958,005
European
Motorcaravan	335,646	424,813	653,862	771,324
Campervan	165,964	244,724	339,180	466,333
Caravan	42,180	51,087	75,251	115,714
Other RV-related	68,675	61,670	149,075	137,124
Total European	612,465	782,294	1,217,368	1,490,495
Total recreational vehicles	1,887,029	2,083,686	3,895,918	4,448,500
Other	185,653	166,534	379,164	365,455
Intercompany eliminations	(54,575)	(42,851)	(114,191)	(105,827)
Total	$2,018,107	$2,207,369	$4,160,891	$4,708,128

18.    Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	Three Months Ended January 31, 2025
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(82,083)	$278	$(81,805)	$(3,393)	$(85,198)
OCI before reclassifications	(76,115)	—	(76,115)	(3,367)	(79,482)
OCI, net of tax for the fiscal period	(76,115)	—	(76,115)	(3,367)	(79,482)
Balance at end of period, net of tax	$(158,198)	$278	$(157,920)	$(6,760)	$(164,680)

	Three Months Ended January 31, 2024
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(128,835)	$364	$(128,471)	$(3,305)	$(131,776)
OCI before reclassifications	35,688	(111)	35,577	(61)	35,516
OCI, net of tax for the fiscal period	35,688	(111)	35,577	(61)	35,516
Balance at end of period, net of tax	$(93,147)	$253	$(92,894)	$(3,366)	$(96,260)

	Six Months Ended January 31, 2025
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(93,984)	$278	$(93,706)	$(3,435)	$(97,141)
OCI before reclassifications	(64,214)	—	(64,214)	(3,325)	(67,539)
OCI, net of tax for the fiscal period	(64,214)	—	(64,214)	(3,325)	(67,539)
Balance at end of period, net of tax	$(158,198)	$278	$(157,920)	$(6,760)	$(164,680)

	Six Months Ended January 31, 2024
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(68,911)	$364	$(68,547)	$(2,583)	$(71,130)
OCI before reclassifications	(24,236)	(111)	(24,347)	(783)	(25,130)
OCI, net of tax for the fiscal period	(24,236)	(111)	(24,347)	(783)	(25,130)
Balance at end of period, net of tax	$(93,147)	$253	$(92,894)	$(3,366)	$(96,260)

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

Total estimated losses related to this event are $65,428, primarily attributable to the write-off of motorized chassis, and, through the fiscal quarter ended January 31, 2025, the Company has received insurance proceeds related to this event totaling $33,000. As of January 31, 2025, the Company recorded an insurance recovery receivable in the amount of $31,428 related to the remaining estimated damages incurred for which we deem the recovery of such losses from our insurance carriers to be probable. This insurance recovery receivable is included in Accounts receivable, other, net on the Condensed Consolidated Balance Sheets, as we believe recovery will be realized within one year of the balance sheet date.

Given the expectation of recovery from insurance, the impact on our consolidated income (loss) before income taxes during fiscal 2024 and through the second quarter of fiscal 2025 related to the losses incurred on the weather damages noted above was not material. As of the date of this report, the Company is still in the process of fully assessing damages and submitting relevant insurance claim information.

Although our insurance covers business interruption, the Company has not recognized any recovery for business interruption to date and will do so at the time of final settlement or when nonrefundable cash advances are made in subsequent periods.

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

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world based on units sold and revenue. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the calendar year ended December 31, 2024, THOR’s current combined U.S. and Canadian market share based on units sold was approximately 39.0% for travel trailers and fifth wheels combined and approximately 47.2% for motorhomes. In Europe, according to the European Caravan Federation (“ECF”), our European market share for the calendar year ended December 31, 2024 was approximately 24.9% for motorcaravans and campervans combined and approximately 18.0% for caravans.

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

North American RV independent dealer inventory of our North American RV products as of January 31, 2025 decreased 1.8% to approximately 86,200 units, compared to approximately 87,800 units as of January 31, 2024. As of January 31, 2025, we believe North American dealer inventory levels for most products are generally in line with the levels that dealers are comfortable stocking heading into the spring selling season given the current retail sales levels and associated carrying costs. We believe dealers will continue to closely evaluate the unit stocking levels that they will elect to carry in future periods, which may be less than historical unit stocking levels, due to a combination of factors such as slower retail activity, higher RV wholesale prices as well as current interest rates and other carrying costs.

THOR’s North American RV backlog as of January 31, 2025 increased $289,604, or 15.2%, to $2,198,493 compared to $1,908,889 as of January 31, 2024, with the increase driven primarily by an increase in North American Towable backlog.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year		Increase	%
	2024	2023	(Decrease)	Change
North American Towable units	298,842	267,295	31,547	11.8
North American Motorized units	34,891	45,879	(10,988)	(23.9)
Total	333,733	313,174	20,559	6.6

In March 2025, RVIA issued a revised forecast for calendar year 2025 wholesale unit shipments. Under the RVIA’s most likely scenario, towable and motorized unit shipments are projected to be approximately 313,300 units and 36,800 units, respectively, for an annual total of approximately 350,100 units, up 4.9% from the 2024 calendar year wholesale shipments. The RVIA’s most likely forecast for calendar year 2025 of 350,100 total units could range from a lower estimate of approximately 333,400 total units to an upper estimate of approximately 366,800 total units.

North American Industry Retail Statistics

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year		Increase	%
	2024	2023	(Decrease)	Change
North American Towable units	315,179	336,601	(21,422)	(6.4)
North American Motorized units	39,957	45,277	(5,320)	(11.7)
Total	355,136	381,878	(26,742)	(7.0)

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

Company North American Wholesale Statistics

The Company’s North American wholesale RV shipments, for the calendar years ended December 31, 2024 and 2023 to correspond to the North American industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year		Increase	%
	2024	2023	(Decrease)	Change
North American Towable units	116,913	102,141	14,772	14.5
North American Motorized units	16,099	21,416	(5,317)	(24.8)
Total	133,012	123,557	9,455	7.7

Company North American Retail Statistics

Retail statistics of the Company’s North American RV products, as reported by Stat Surveys, for the calendar years ended December 31, 2024 and 2023 to correspond to the North American industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year		Increase	%
	2024	2023	(Decrease)	Change
North American Towable units	119,656	136,468	(16,812)	(12.3)
North American Motorized units	18,862	22,060	(3,198)	(14.5)
Total	138,518	158,528	(20,010)	(12.6)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

North American Outlook

Historically, RV industry sales have been impacted by a number of economic conditions faced by RV dealers, and ultimately retail consumers, such as the rate of unemployment, the rate of inflation, the level of consumer confidence, the disposable income of consumers, interest rates, credit availability, the health of the housing market, tax rates and fuel availability and prices. We believe these factors will continue to affect retail sales in fiscal 2025. In addition, due to inflationary pressures, higher current interest rates and other factors, we believe that RV dealers will be continuously reevaluating their desired stocking levels, which may result in lower than historical dealer inventory stocking levels on a unit basis. It is difficult to predict the extent to which any or all of these factors will impact the RV industry or our business in a particular future period, however, we currently believe the remainder of fiscal 2025 will continue to be negatively impacted by these factors.

Despite the continuing near-term challenges, we remain optimistic about the future of North American retail sales in the long term, as there are many factors driving product interest. Surveys conducted by THOR, RVIA and others show that Americans of all generations love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments and deeply connecting with family and friends. Based on the ongoing value consumers place on these factors, we expect to see long-term growth in the North American RV industry. The growth in industry-wide RV sales during late calendar year 2020 through early calendar year 2023 resulted in exposing a wider range of consumers to the RV lifestyle. As a result, we believe many of those who have been exposed to the industry for the first time will become future owners once general economic conditions improve, and that those who became first-time owners since the onset of the pandemic will become long-term RVers, resulting in future repeat and upgrade sales opportunities. We also believe many consumers are likely to continue opting for fewer vacations via air travel, cruise ships and hotels, while preferring vacations that RVs are uniquely positioned to provide, allowing consumers the ability to explore or unwind, often close to home. In addition, we believe that the availability of camping and RV parking facilities will be an important factor in the future growth of the industry and view both the significant recent investments and the committed future investments by campground owners, states and the federal government in camping facilities and accessibility to state and federal parks and forests to be positive long-term factors.

Economic and industry-wide factors that have historically affected, and which we believe will continue to affect, our operating results include the costs of commodities, the availability of critical supply components and labor costs incurred in the production of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs will impact our profit margins negatively if we are unable to offset those cost increases through a combination of product recontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. We are closely monitoring the potential for the imposition of new or additional U.S tariffs on imports, as well as potential retaliatory tariffs or other measures certain other countries may impose on U.S. imports, that may increase our material costs or disrupt our supply of materials. We are currently uncertain as to the ultimate impact these measures may have given the rapidly changing environment surrounding tariffs and other related political topics. Historically, we have generally been able to offset net cost increases over time.

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

Industry Outlook — Europe

The Company monitors industry conditions in the European RV market using a number of resources including its own performance tracking and modeling. The Company also considers retail trends in the European RV market as reported by the European Caravan Federation (“ECF”) and its members. On a monthly basis, the Company receives OEM-specific reports for most of the individual member countries that make up the ECF through the Caravaning Industrie Verband e.V. (“CIVD”). The timing of these reports may vary, but typically they are issued on a one-to-two-month lag. While most countries provide OEM-specific information, the United Kingdom, which made up 18.8% and 10.3% of the caravan and motorcaravan (including campervans) European market for the calendar year ended December 31, 2024, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 10 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic and other conditions. It is inherently difficult to generalize about the operating conditions within the entire European region.

Independent dealer inventory of our European RV products as of January 31, 2025 increased 3.6% to approximately 25,700 units as compared to approximately 24,800 units as of January 31, 2024. In both Germany, which accounts for approximately 60% of our European product sales, and in the other various countries we serve, independent RV dealer inventory levels of our motorized European products are generally in line with historic seasonal levels, while towable inventory is slightly elevated.

THOR’s European RV backlog as of January 31, 2025 decreased $1,102,292, or 40.1%, to $1,644,015 compared to $2,746,307 as of January 31, 2024, primarily due to improved chassis supply availability as chassis constraints in the prior year resulted in significantly elevated backlogs as of January 31, 2024. The current backlog levels remain higher than historic seasonal levels.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Calendar Year		%	Calendar Year		%
	2024	2023	Change	2024	2023	Change
OEM Reporting Countries (1)	138,743	129,269	7.3	46,628	47,740	(2.3)
Non-OEM Reporting Countries (1)	21,599	17,221	25.4	14,237	16,113	(11.6)
Total	160,342	146,490	9.5	60,865	63,853	(4.7)

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

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Calendar Year		Increase	%
	2024	2023	(Decrease)	Change
Motorcaravan and Campervan	34,506	27,006	7,500	27.8
Caravan	8,398	8,704	(306)	(3.5)
Total OEM-Reporting Countries	42,904	35,710	7,194	20.1

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

European Outlook

Our European operations offer a full lineup of leisure vehicles including caravans and motorized products including urban vehicles, campervans and small-to-large motorcaravans. Our product offerings are not limited to vehicles only but also include accessories and services, including vehicle rentals. We address European retail customers through a sophisticated brand management approach based on consumer segmentation according to target group, core values and emotions. With the assistance of data-based and digital marketing, we intend to continue expanding our retail customer reach to new and younger consumer segments.

The impact of current macroeconomic factors on our business, including inflation and interest rates, supply chain constraints, environmental and sustainability regulations and geopolitical events, is uncertain. Our outlook for future European RV retail sales depends upon the various economic and regulatory conditions in the respective countries in which we sell our products. End-customer demand for RVs depends strongly on consumer confidence. Factors such as the rate of unemployment, the rate of inflation, private consumption and investments, the level of disposable income of consumers, interest rates, the health of the housing market, tax rates and regulatory restrictions and, since the pandemic, travel safety considerations all influence retail sales. Our long-term outlook for future growth in European RV retail sales remains positive as more people discover RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

We and our independent European dealers market our European recreational vehicles through multiple avenues including at numerous RV fairs at the country and regional levels which occur throughout the calendar year. These fairs have historically been well-attended events that allow retail consumers the ability to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. The most recent CMT Show in Stuttgart in late January 2025, which experienced near-record attendance, demonstrates the continued high level of interest and consumer demand in the RV lifestyle. In addition to our attendance at various strategic trade fairs, we have and will continue to strengthen and expand our digital activities to reach high potential target groups, generate leads and steer customers directly to dealerships. With approximately 1,100 active independent dealers in Germany and throughout Europe with whom we do business, we believe our European brands have one of the strongest and most professionally structured dealer and service networks in Europe.

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

In addition to potential future material supply constraints, labor shortages have in the past, and could in the future, impact our European operations given the numerous locations where our manufacturing sites are located and the differing availability of skilled labor in those locations.

Three Months Ended January 31, 2025 Compared to the Three Months Ended January 31, 2024

NET SALES:	Three Months Ended January 31, 2025	Three Months Ended January 31, 2024	Change Amount	% Change
Recreational vehicles
North American Towable	$828,266	$730,968	$97,298	13.3
North American Motorized	446,298	570,424	(124,126)	(21.8)
Total North America	1,274,564	1,301,392	(26,828)	(2.1)
European	612,465	782,294	(169,829)	(21.7)
Total recreational vehicles	1,887,029	2,083,686	(196,657)	(9.4)
Other	185,653	166,534	19,119	11.5
Intercompany eliminations	(54,575)	(42,851)	(11,724)	(27.4)
Total	$2,018,107	$2,207,369	$(189,262)	(8.6)

# OF UNITS:
Recreational vehicles
North American Towable	28,013	21,958	6,055	27.6
North American Motorized	3,526	4,438	(912)	(20.5)
Total North America	31,539	26,396	5,143	19.5
European	9,442	13,080	(3,638)	(27.8)
Total	40,981	39,476	1,505	3.8

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$91,646	11.1	$53,897	7.4	$37,749	70.0
North American Motorized	34,741	7.8	60,721	10.6	(25,980)	(42.8)
Total North America	126,387	9.9	114,618	8.8	11,769	10.3
European	80,929	13.2	119,325	15.3	(38,396)	(32.2)
Total recreational vehicles	207,316	11.0	233,943	11.2	(26,627)	(11.4)
Other, net	37,881	20.4	36,904	22.2	977	2.6
Total	$245,197	12.1	$270,847	12.3	$(25,650)	(9.5)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$59,333	7.2	$56,006	7.7	$3,327	5.9
North American Motorized	27,033	6.1	30,792	5.4	(3,759)	(12.2)
Total North America	86,366	6.8	86,798	6.7	(432)	(0.5)
European	67,296	11.0	69,263	8.9	(1,967)	(2.8)
Total recreational vehicles	153,662	8.1	156,061	7.5	(2,399)	(1.5)
Other	19,420	10.5	19,049	11.4	371	1.9
Corporate	33,140	—	45,015	—	(11,875)	(26.4)
Total	$206,222	10.2	$220,125	10.0	$(13,903)	(6.3)

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended January 31, 2025	% of Segment Net Sales	Three Months Ended January 31, 2024	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$28,152	3.4	$661	0.1	$27,491	4,159.0
North American Motorized	4,298	1.0	26,460	4.6	(22,162)	(83.8)
Total North America	32,450	2.5	27,121	2.1	5,329	19.6
European	2,210	0.4	38,057	4.9	(35,847)	(94.2)
Total recreational vehicles	34,660	1.8	65,178	3.1	(30,518)	(46.8)
Other, net	8,268	4.5	7,343	4.4	925	12.6
Corporate	(44,528)	—	(65,627)	—	21,099	32.1
Total	$(1,600)	(0.1)	$6,894	0.3	$(8,494)	(123.2)

ORDER BACKLOG:	As of January 31, 2025	As of January 31, 2024	Change Amount	% Change
Recreational vehicles
North American Towable	$1,073,758	$836,202	$237,556	28.4
North American Motorized	1,124,735	1,072,687	52,048	4.9
Total North America	2,198,493	1,908,889	289,604	15.2
European	1,644,015	2,746,307	(1,102,292)	(40.1)
Total	$3,842,508	$4,655,196	$(812,688)	(17.5)

CONSOLIDATED

Consolidated net sales for the three months ended January 31, 2025 decreased $189,262, or 8.6%, compared to the three months ended January 31, 2024. Approximately 30.3% of the Company’s consolidated net sales for the quarter ended January 31, 2025 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The $189,262 decrease in consolidated net sales includes a decrease of $21,953 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative periods.

Consolidated gross profit for the three months ended January 31, 2025 decreased $25,650, or 9.5%, compared to the three months ended January 31, 2024. Consolidated gross profit was 12.1% of consolidated net sales for the three months ended January 31, 2025 and 12.3% for the three months ended January 31, 2024. The decreases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the decrease in consolidated net sales in the current-year quarter compared to the prior-year quarter.

Selling, general and administrative expenses for the three months ended January 31, 2025 decreased $13,903, or 6.3%, compared to the three months ended January 31, 2024, primarily due to the overall decrease in Corporate selling, general and administrative expense as discussed below, as well as the impact of the 8.6% decrease in consolidated net sales and the decrease in consolidated income before income taxes, which resulted in lower related sales commissions and other incentive compensation.

The decrease in Other income, net of $16,246 for the three months ended January 31, 2025 as compared to the three months ended January 31, 2024 is primarily due to the unfavorable changes in Corporate other income and expenses as discussed below as well as larger gains on the dispositions of property, plant and equipment in the prior-year quarter.

The decrease of $8,494, or 123.2%, in income (loss) before income taxes for the three months ended January 31, 2025 as compared to the three months ended January 31, 2024 was primarily driven by the decrease in consolidated net sales.

The overall effective income tax rate for the three months ended January 31, 2025 was (93.1)% compared with 22.7% for the three months ended January 31, 2024. The year-over-year change is a result of the jurisdictional mix of earnings between foreign and domestic operations, inclusive of non-deductible foreign exchange losses not subject to taxation, which had a greater percentage impact on the effective income tax rate during the three months ended January 31, 2025 as compared to the prior-year quarter.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income (loss) before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in consolidated selling, general and administrative expenses decreased $11,875 for the three months ended January 31, 2025 compared to the three months ended January 31, 2024. This decrease included a decrease in deferred compensation expense of $7,092 due to market value fluctuations between the two periods, which was primarily offset by the decrease in other income related to the deferred compensation plan assets noted below. Legal and professional fees also decreased $7,907, primarily due to the prior-year period including $7,175 in third-party fees related to the November 2023 debt refinancing. These decreases were partially offset by the prior-year quarter including $4,200 of income from adjustments made related to the matters discussed in Note 14 to the Condensed Consolidated Financial Statements.

Net expense in Corporate interest and other income and expense decreased $9,224 for the three months ended January 31, 2025 compared to the three months ended January 31, 2024. Net interest expense decreased $14,835 primarily due to lower average outstanding debt balances and lower interest rates, in addition to the prior-year interest expense including debt extinguishment charges of $7,566 related to the November 2023 debt refinancing. In addition, there was a favorable change of $1,800 in the non-cash foreign currency adjustments related to certain Euro-denominated loans compared to the prior-year period. These favorable changes were partially offset by a decrease of $8,371 in other income on the fair value of the Company's deferred compensation plan assets due to market value fluctuations between the two periods.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2025 compared to the three months ended January 31, 2024:

	Three Months Ended January 31, 2025	% of Segment Net Sales	Three Months Ended January 31, 2024	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$518,620	62.6	$471,483	64.5	$47,137	10.0
Fifth Wheels	309,646	37.4	259,485	35.5	50,161	19.3
Total North American Towable	$828,266	100.0	$730,968	100.0	$97,298	13.3

	Three Months Ended January 31, 2025	% of Segment Shipments	Three Months Ended January 31, 2024	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	23,140	82.6	17,652	80.4	5,488	31.1
Fifth Wheels	4,873	17.4	4,306	19.6	567	13.2
Total North American Towable	28,013	100.0	21,958	100.0	6,055	27.6

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towable
Travel Trailers						(21.1)
Fifth Wheels						6.1
Total North American Towable						(14.3)

The increase in total North American Towable net sales of 13.3% compared to the prior-year quarter resulted from a 27.6% increase in unit shipments and a 14.3% decrease in the overall net price per unit due to the combined impact of changes in product mix and price. The increase in unit shipments is primarily due to the higher demand for the lower-cost travel trailer units, which increased 31.1% over the prior-year quarter. According to statistics published by RVIA, for the three months ended January 31, 2025, combined North American travel trailer and fifth wheel wholesale unit shipments increased 11.2% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended December 31, 2024 and 2023, our North American market share for travel trailers and fifth wheels combined was 36.1% and 39.7%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The decrease in the overall net price per unit within the travel trailer product line of 21.1% was primarily due to a change in product mix trending toward the more moderately-priced units as compared to the prior-year quarter. The increase in the overall net price within the fifth wheel product line of 6.1% was primarily due to product mix changes and lower sales discounting as compared to the prior-year quarter.

North American Towable cost of products sold increased $59,549 to $736,620, or 88.9% of North American Towable net sales, for the three months ended January 31, 2025 compared to $677,071, or 92.6% of North American Towable net sales, for the three months ended January 31, 2024. Changes in material, labor, freight-out and warranty costs comprised $60,277 of the $59,549 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales decreased to 79.8% for the three months ended January 31, 2025 compared to 82.2% for the three months ended January 31, 2024, primarily due to a decrease in the material cost percentage from the combined net favorable impacts of lower sales discounting and cost-saving initiatives. The warranty cost percentage also improved.

Total manufacturing overhead decreased a slight $728 in correlation with the net sales increase, but decreased as a percentage of North American Towable net sales from 10.4% to 9.1% as the increased net sales levels resulted in lower overhead costs per unit sold.

The increase in North American Towable gross profit of $37,749 for the three months ended January 31, 2025 compared to the three months ended January 31, 2024 was driven by the increase in North American Towable net sales, and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

The increase in North American Towable selling, general and administrative expenses of $3,327 for the three months ended January 31, 2025 compared to the three months ended January 31, 2024 was primarily due to the increase in North American Towable net sales and income before income taxes causing related commissions, incentive and other compensation costs to increase by $3,448. The decrease in the overall selling, general and administrative expense as a percentage of North American Towable net sales is primarily due to the increase in net sales.

The increase in North American Towable income before income taxes of $27,491 for the three months ended January 31, 2025 compared to the three months ended January 31, 2024 was primarily due to the increase in North American Towable net sales, while North American Towable income before income taxes as a percentage of North American Towable net sales increased primarily due to the decrease in the cost of products sold percentage noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2025 compared to the three months ended January 31, 2024:

	Three Months Ended January 31, 2025	% of Segment Net Sales	Three Months Ended January 31, 2024	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$148,009	33.2	$178,308	31.3	$(30,299)	(17.0)
Class C	204,053	45.7	275,632	48.3	(71,579)	(26.0)
Class B	94,236	21.1	116,484	20.4	(22,248)	(19.1)
Total North American Motorized	$446,298	100.0	$570,424	100.0	$(124,126)	(21.8)

	Three Months Ended January 31, 2025	% of Segment Shipments	Three Months Ended January 31, 2024	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	847	24.0	875	19.7	(28)	(3.2)
Class C	1,902	53.9	2,539	57.2	(637)	(25.1)
Class B	777	22.1	1,024	23.1	(247)	(24.1)
Total North American Motorized	3,526	100.0	4,438	100.0	(912)	(20.5)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						(13.8)
Class C						(0.9)
Class B						5.0
Total North American Motorized						(1.3)

The decrease in total North American Motorized net sales of 21.8% compared to the prior-year quarter resulted from a 20.5% decrease in unit shipments and a 1.3% decrease in the overall net price per unit due to the impact of changes in product mix and price. The decrease in unit shipments is primarily due to a softening in current dealer and consumer demand in comparison with the demand in the prior-year quarter. According to statistics published by RVIA, for the three months ended January 31, 2025, combined North American motorhome wholesale unit shipments decreased 19.1% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended December 31, 2024 and 2023, our North American market share for motorhomes was 46.2% and 47.3%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The decrease in the overall net price per unit within the Class A product line of 13.8% was primarily due to product mix changes, primarily a higher concentration of the more moderately-priced gas units as opposed to the higher-priced diesel units in the current-year quarter, in addition to higher discounting levels. The decrease in the overall net price per unit within the Class C product line of 0.9% was primarily due to higher discounting levels. The increase in the overall net price per unit within the Class B product line of 5.0% was primarily due to increases from product mix changes and selective net selling price increases being partially offset by higher discounting levels since the prior-year quarter.

North American Motorized cost of products sold decreased $98,146 to $411,557, or 92.2% of North American Motorized net sales, for the three months ended January 31, 2025 compared to $509,703, or 89.4% of North American Motorized net sales, for the three months ended January 31, 2024. The changes in material, labor, freight-out and warranty costs comprised $91,286 of the $98,146 decrease primarily due to the decreased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American Motorized net sales increased to 84.6% for the three months ended January 31, 2025 compared to 82.3% for the three months ended January 31, 2024, with the increase mainly due to an increase in the material cost percentage, primarily due to increased sales discounting, partially offset by a decrease in the warranty cost percentage.

Total manufacturing overhead decreased $6,860 in correlation with the net sales decrease, but increased as a percentage of North American Motorized from 7.1% to 7.6% as the decrease in net sales levels resulted in higher overhead costs per unit sold.

The decrease in North American Motorized gross profit of $25,980 for the three months ended January 31, 2025 compared to the three months ended January 31, 2024 was driven by the decrease in North American Motorized net sales, and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease in North American Motorized selling, general and administrative expenses of $3,759 for the three months ended January 31, 2025 compared to the three months ended January 31, 2024 was primarily due to the decreases in North American Motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $4,160. The increase in the overall selling, general and administrative expense as a percentage of North American Motorized net sales is primarily due to the decrease in North American Motorized net sales.

The decrease in North American Motorized income before income taxes of $22,162 for the three months ended January 31, 2025 compared to the three months ended January 31, 2024 was primarily due to the decrease in North American Motorized net sales, and the primary reasons for the decrease in percentage were the increases in the cost of products sold and selling, general and administrative expense percentages noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2025 compared to the three months ended January 31, 2024:

	Three Months Ended January 31, 2025	% of Segment Net Sales	Three Months Ended January 31, 2024	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$335,646	54.8	$424,813	54.3	$(89,167)	(21.0)
Campervan	165,964	27.1	244,724	31.3	(78,760)	(32.2)
Caravan	42,180	6.9	51,087	6.5	(8,907)	(17.4)
Other	68,675	11.2	61,670	7.9	7,005	11.4
Total European	$612,465	100.0	$782,294	100.0	$(169,829)	(21.7)

	Three Months Ended January 31, 2025	% of Segment Shipments	Three Months Ended January 31, 2024	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	4,471	47.4	5,563	42.5	(1,092)	(19.6)
Campervan	3,138	33.2	5,382	41.1	(2,244)	(41.7)
Caravan	1,833	19.4	2,135	16.4	(302)	(14.1)
Total European	9,442	100.0	13,080	100.0	(3,638)	(27.8)

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change
European
Motorcaravan	(2.8)	1.4	(1.4)
Campervan	(2.8)	12.3	9.5
Caravan	(2.8)	(0.5)	(3.3)
Total European	(2.8)	8.9	6.1

The decrease in total European Recreational Vehicle net sales of 21.7% compared to the prior-year quarter resulted from a 27.8% decrease in unit shipments offset in part by a 6.1% increase in the overall net price per unit due to the total combined impact of changes in foreign currency, product mix and price. The decrease in European Recreational Vehicle net sales of $169,829 includes a decrease of $21,953, or 2.8% netted in the 27.8% decrease, due to the decrease in foreign exchange rates compared to the prior-year quarter.

The overall net price per unit increase of 6.1% includes a 2.8% decrease due to the impact of foreign currency exchange rate changes and an 8.9% increase due to the combined impact of product mix and price, primarily due to the higher concentration of Motorcaravan sales in the current-year quarter due to improved chassis supply and fewer other component constraints compared to the prior-year quarter.

The constant-currency increase in the overall net price per unit within the Motorcaravan product line of 1.4% was primarily due to the impact of selective net selling price increases and product mix changes, partially offset by increased sales discounting. The constant-currency increase in the overall net price per unit within the Campervan product line of 12.3% was primarily due to the current-year quarter including a higher concentration of Campervan units with a purchased chassis that is included in the unit sales price as opposed to units with a customer-supplied chassis that is not included in the unit sales price. The constant-currency decrease in the Caravan product line of 0.5% was primarily due to increased sales discounting.

European Recreational Vehicle cost of products sold decreased $131,433 to $531,536, or 86.8% of European Recreational Vehicle net sales, for the three months ended January 31, 2025 compared to $662,969, or 84.7% of European Recreational Vehicle net sales, for the three months ended January 31, 2024. Changes in material, labor, freight-out and warranty costs comprised $125,682 of the $131,433 decrease. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales was flat at 73.6% for both the three months ended January 31, 2025 and the three months ended January 31, 2024 as a result of a slight increase in the material cost percentage being offset by a decrease in the warranty cost percentage.

Total manufacturing overhead decreased $5,751 with the decrease in net sales but increased as a percentage of European Recreational Vehicle net sales from 11.1% to 13.2% primarily due to the net sales decrease resulting in higher overhead costs per unit sold.

The decrease in European Recreational Vehicle gross profit of $38,396 for the three months ended January 31, 2025 compared to the three months ended January 31, 2024 was primarily due to the decrease in European Recreational Vehicle net sales, and the decrease in the gross profit percentage is primarily due to the increase in the manufacturing overhead percentage noted above.

European Recreational Vehicle selling, general and administrative expenses decreased $1,967 for the three months ended January 31, 2025 compared to the three months ended January 31, 2024 and included a decrease in sales-related travel, advertising and promotional costs of $1,504 in correlation with the decrease in European Recreational Vehicle net sales, and the decrease in European Recreational Vehicle net sales and income before income taxes also caused related commissions, incentive and other compensation to decrease by $929. The increase in the overall selling, general and administrative expense as a percentage of European Recreational Vehicle net sales is primarily due to the decrease in European Recreational Vehicle net sales noted above.

The decrease in European Recreational Vehicle income before income taxes of $35,847 for the three months ended January 31, 2025 compared to the three months ended January 31, 2024 was primarily due to the decrease in European Recreational Vehicle net sales, and the primary reasons for the decrease in percentage were the increases in both the cost of products sold and selling, general and administrative expense percentages noted above.

Six Months Ended January 31, 2025 Compared to the Six Months Ended January 31, 2024

NET SALES:	Six Months Ended January 31, 2025	Six Months Ended January 31, 2024	Change Amount	% Change
Recreational vehicles
North American Towable	$1,727,044	$1,676,422	$50,622	3.0
North American Motorized	951,506	1,281,583	(330,077)	(25.8)
Total North America	2,678,550	2,958,005	(279,455)	(9.4)
European	1,217,368	1,490,495	(273,127)	(18.3)
Total recreational vehicles	3,895,918	4,448,500	(552,582)	(12.4)
Other	379,164	365,455	13,709	3.8
Intercompany eliminations	(114,191)	(105,827)	(8,364)	(7.9)
Total	$4,160,891	$4,708,128	$(547,237)	(11.6)

# OF UNITS:
Recreational vehicles
North American Towable	58,031	50,065	7,966	15.9
North American Motorized	7,267	10,020	(2,753)	(27.5)
Total North America	65,298	60,085	5,213	8.7
European	18,077	24,972	(6,895)	(27.6)
Total	83,375	85,057	(1,682)	(2.0)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$204,083	11.8	$171,908	10.3	$32,175	18.7
North American Motorized	77,468	8.1	140,113	10.9	(62,645)	(44.7)
Total North America	281,551	10.5	312,021	10.5	(30,470)	(9.8)
European	173,577	14.3	242,153	16.2	(68,576)	(28.3)
Total recreational vehicles	455,128	11.7	554,174	12.5	(99,046)	(17.9)
Other, net	71,511	18.9	74,605	20.4	(3,094)	(4.1)
Total	$526,639	12.7	$628,779	13.4	$(102,140)	(16.2)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$123,636	7.2	$119,822	7.1	$3,814	3.2
North American Motorized	57,400	6.0	69,267	5.4	(11,867)	(17.1)
Total North America	181,036	6.8	189,089	6.4	(8,053)	(4.3)
European	147,023	12.1	148,952	10.0	(1,929)	(1.3)
Total recreational vehicles	328,059	8.4	338,041	7.6	(9,982)	(3.0)
Other	38,894	10.3	36,818	10.1	2,076	5.6
Corporate	79,466	—	63,162	—	16,304	25.8
Total	$446,419	10.7	$438,021	9.3	$8,398	1.9

INCOME (LOSS) BEFORE INCOME TAXES:	Six Months Ended January 31, 2025	% of Segment Net Sales	Six Months Ended January 31, 2024	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$74,973	4.3	$49,910	3.0	$25,063	50.2
North American Motorized	13,379	1.4	63,512	5.0	(50,133)	(78.9)
Total North America	88,352	3.3	113,422	3.8	(25,070)	(22.1)
European	3,387	0.3	66,824	4.5	(63,437)	(94.9)
Total recreational vehicles	91,739	2.4	180,246	4.1	(88,507)	(49.1)
Other, net	13,042	3.4	16,819	4.6	(3,777)	(22.5)
Corporate	(107,537)	—	(117,589)	—	10,052	8.5
Total	$(2,756)	(0.1)	$79,476	1.7	$(82,232)	(103.5)

CONSOLIDATED

Consolidated net sales for the six months ended January 31, 2025 decreased $547,237, or 11.6%, compared to the six months ended January 31, 2024. Approximately 29.3% of the Company’s consolidated net sales for the six months ended January 31, 2025 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The $547,237 decrease in consolidated net sales includes a decrease of $4,056 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative periods.

Consolidated gross profit for the six months ended January 31, 2025 decreased $102,140 compared to the six months ended January 31, 2024. Consolidated gross profit was 12.7% of consolidated net sales for the six months ended January 31, 2025 and 13.4% for the six months ended January 31, 2024. The decreases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the decrease in consolidated net sales in the current-year period compared to the prior-year period.

Selling, general and administrative expenses for the six months ended January 31, 2025 increased $8,398, or 1.9%, compared to the six months ended January 31, 2024. This increase included the impact of the 11.6% decrease in consolidated net sales and the decrease in income (loss) before income taxes, which resulted in lower commissions and other incentive compensation, which was more than offset by the increase in certain Corporate selling, general and administrative expenses as discussed below.

The decrease of $82,232, or 103.5%, in income (loss) before income taxes for the six months ended January 31, 2025 compared to the six months ended January 31, 2024 was primarily driven by the decrease in consolidated net sales.

The overall effective income tax rate for the six months ended January 31, 2025 was (43.7)% compared with 24.0% for the six months ended January 31, 2024. The year-over-year change is a result of the jurisdictional mix of earnings between foreign and domestic operations, inclusive of the non-deductible foreign exchange losses not subject to taxation, which had a greater percentage impact on the effective income tax rate during the six months ended January 31, 2025 as compared to the prior-year period.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income (loss) before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in consolidated selling, general and administrative expenses increased $16,304 for the six months ended January 31, 2025 compared to the six months ended January 31, 2024. The increase included an increase in compensation costs of $15,151, primarily due to employee separation costs related to certain headcount reductions in the current-year period, and the prior-year period included income of $14,200 related to the matters discussed in Note 14 to the Condensed Consolidated Financial Statements. This increase also included an increase in deferred compensation expense of $4,032 due to market value fluctuations between the two periods, which was primarily offset by the increase in other income related to the deferred compensation plan assets noted below. These increases were partially offset by a decrease of $9,237 in legal and professional fees, primarily due to the prior-year period including $7,175 of third-party fees related to the November 2023 debt refinancing. In addition, there was a decrease in certain dealer promotional costs of $3,150 and a decrease of $3,450 in costs related to our standby repurchase obligations reserve due to decreases in both dealer inventory levels and repurchase activity compared to the prior-year period.

Net expense from Corporate interest and other income and expense decreased $26,356 for the six months ended January 31, 2025 compared to the six months ended January 31, 2024. Net interest expense decreased by $19,620 primarily due to lower average outstanding debt balances and lower interest rates coupled with the prior-year interest expense including debt extinguishment charges of $7,566 related to the November 2023 debt refinancing. In addition, the recorded operating results of our equity investments as discussed in Note 8 to the Condensed Consolidated Financial Statements improved by $4,932 in the current-year period as compared to the prior-year period, and there were favorable changes of $2,835 and $2,629 in the fair value of the Company’s deferred compensation assets and certain other equity investments due to market value fluctuations between the two periods. These favorable changes were partially offset by an unfavorable change of $3,774 in the non-cash foreign currency gains on certain Euro-denominated loans.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2025 compared to the six months ended January 31, 2024:

	Six Months Ended January 31, 2025	% of Segment Net Sales	Six Months Ended January 31, 2024	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$1,121,315	64.9	$1,091,021	65.1	$30,294	2.8
Fifth Wheels	605,729	35.1	585,401	34.9	20,328	3.5
Total North American Towable	$1,727,044	100.0	$1,676,422	100.0	$50,622	3.0

	Six Months Ended January 31, 2025	% of Segment Shipments	Six Months Ended January 31, 2024	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	48,598	83.7	40,282	80.5	8,316	20.6
Fifth Wheels	9,433	16.3	9,783	19.5	(350)	(3.6)
Total North American Towable	58,031	100.0	50,065	100.0	7,966	15.9

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towable
Travel Trailers						(17.8)
Fifth Wheels						7.1
Total North American Towable						(12.9)

The increase in total North American Towable net sales of 3.0% compared to the prior-year period resulted from a 15.9% increase in unit shipments and a 12.9% decrease in the overall net price per unit due to the combined impact of changes in product mix and price. The increase in unit shipments was primarily due to the recent heightened demand for the lower-cost travel trailer units as compared to the prior-year period. According to statistics published by RVIA, for the six months ended January 31, 2025, combined North American travel trailer and fifth wheel wholesale unit shipments increased 10.1% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the six-month periods ended December 31, 2024 and 2023, our North American market share for travel trailers and fifth wheels combined was 37.7% and 40.6%, respectively. Comparisons of Company shipments to industry shipments on an interim basis would not necessarily be indicative of the results expected for a full fiscal year.

The decrease in the overall net price per unit within the travel trailer product line of 17.8% was primarily due to a change in product mix trending toward more moderately-priced units as compared to the prior-year period. The increase within the fifth wheel product line of 7.1% was primarily due to product mix changes and lower sales discounting as compared to the prior-year period.

North American Towable cost of products sold increased $18,447 to $1,522,961, or 88.2% of North American Towable net sales, for the six months ended January 31, 2025 compared to $1,504,514, or 89.7% of North American Towable net sales, for the six months ended January 31, 2024. Changes in material, labor, freight-out and warranty costs comprised $16,287 of the $18,447 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales were 79.5% for the six months ended January 31, 2025 compared to 80.9% for the six months ended January 31, 2024, primarily due to a decrease in the material cost percentage from the combined favorable impacts of lower sales discounting and cost-saving initiatives. The warranty cost percentage also improved.

Total manufacturing overhead increased $2,160 in correlation with the increase in sales and decreased as a percentage of North American Towable net sales from 8.8% to 8.7%.

The increase of $32,175 in North American Towable gross profit for the six months ended January 31, 2025 compared to the six months ended January 31, 2024 was driven by the increase in North American Towable net sales and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

The increase of $3,814 in North American Towable selling, general and administrative expenses for the six months ended January 31, 2025 compared to the six months ended January 31, 2024 was primarily due to the impact of the increase in North American Towable net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $3,737.

The increase of $25,063 in North American Towable income before income taxes for the six months ended January 31, 2025 compared to the six months ended January 31, 2024 was primarily due to the increase in North American Towable net sales, and the primary reason for the increase in percentage was the decrease in the cost of products sold percentage noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2025 compared to the six months ended January 31, 2024:

	Six Months Ended January 31, 2025	% of Segment Net Sales	Six Months Ended January 31, 2024	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$304,585	32.0	$386,219	30.1	$(81,634)	(21.1)
Class C	438,280	46.1	609,408	47.6	(171,128)	(28.1)
Class B	208,641	21.9	285,956	22.3	(77,315)	(27.0)
Total North American Motorized	$951,506	100.0	$1,281,583	100.0	$(330,077)	(25.8)

	Six Months Ended January 31, 2025	% of Segment Shipments	Six Months Ended January 31, 2024	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	1,603	22.1	1,955	19.5	(352)	(18.0)
Class C	3,947	54.3	5,584	55.7	(1,637)	(29.3)
Class B	1,717	23.6	2,481	24.8	(764)	(30.8)
Total North American Motorized	7,267	100.0	10,020	100.0	(2,753)	(27.5)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						(3.1)
Class C						1.2
Class B						3.8
Total North American Motorized						1.7

The decrease in total North American Motorized net sales of 25.8% compared to the prior-year period resulted from a 27.5% decrease in unit shipments and a 1.7% increase in the overall net price per unit due to the combined impact of changes in product mix and price, which included elevated sales discounts compared to the prior-year period. The decrease in unit shipments was primarily due to a softening in current dealer and consumer demand in comparison with the demand in the prior-year period. According to statistics published by RVIA, for the six months ended January 31, 2025, combined North American motorhome wholesale unit shipments decreased 23.4% compared to the same period last year. According to statistics published by Stat Surveys, for the six-month periods ended December 31, 2024 and 2023, our North American market share for motorhomes was 47.1% and 48.3%, respectively. Comparisons of Company shipments to industry shipments on an interim basis would not necessarily be indicative of the results expected for a full fiscal year.

The decrease in the overall net price per unit within the Class A product line of 3.1%, was primarily due to product mix changes in addition to higher discounting levels. The increases in the overall net price per unit within the Class C product line of 1.2% and the Class B product line of 3.8% were both primarily due to increases from product mix changes and selective net selling price increases being mostly offset by higher discounting levels since the prior-year period.

North American Motorized cost of products sold decreased $267,432 to $874,038, or 91.9% of North American Motorized net sales, for the six months ended January 31, 2025 compared to $1,141,470, or 89.1% of North American Motorized net sales, for the six months ended January 31, 2024. Changes in material, labor, freight-out and warranty costs comprised $254,142 of the $267,432 decrease. Material, labor, freight-out and warranty costs as a combined percentage of North American Motorized net sales increased to 84.8% for the six months ended January 31, 2025 compared to 82.8% for the six months ended January 31, 2024, with the increase due to an increase in the material cost percentage, primarily due to higher sales discounting, partially offset by a decrease in the warranty cost percentage.

Total manufacturing overhead decreased $13,290 with the decrease in net sales but increased as a percentage of North American Motorized net sales from 6.3% to 7.1% as the decrease in net sales levels resulted in higher overhead costs per unit sold.

The decrease of $62,645 in North American Motorized gross profit for the six months ended January 31, 2025 compared to the six months ended January 31, 2024 was driven by the decrease in North American Motorized net sales, and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease of $11,867 in North American Motorized selling, general and administrative expenses for the six months ended January 31, 2025 compared to the six months ended January 31, 2024 was primarily due to the decreases in North American Motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $9,990. Sales-related travel, advertising and promotional costs also decreased $1,379. The increase in the overall selling, general and administrative expense as a percentage of North American Motorized net sales was primarily due to the decrease in North American Motorized net sales.

The decrease of $50,133 in North American Motorized income before income taxes for the six months ended January 31, 2025 compared to the six months ended January 31, 2024 was primarily due to the decrease in North American Motorized net sales, and the primary reasons for the decrease in percentage were the increases in both the cost of products sold and selling, general and administrative expense percentages noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2025 compared to the six months ended January 31, 2024:

	Six Months Ended January 31, 2025	% of Segment Net Sales	Six Months Ended January 31, 2024	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$653,862	53.7	$771,324	51.7	$(117,462)	(15.2)
Campervan	339,180	27.9	466,333	31.3	(127,153)	(27.3)
Caravan	75,251	6.2	115,714	7.8	(40,463)	(35.0)
Other	149,075	12.2	137,124	9.2	11,951	8.7
Total European	$1,217,368	100.0	$1,490,495	100.0	$(273,127)	(18.3)

	Six Months Ended January 31, 2025	% of Segment Shipments	Six Months Ended January 31, 2024	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	8,604	47.6	10,113	40.5	(1,509)	(14.9)
Campervan	6,316	34.9	10,122	40.5	(3,806)	(37.6)
Caravan	3,157	17.5	4,737	19.0	(1,580)	(33.4)
Total European	18,077	100.0	24,972	100.0	(6,895)	(27.6)

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change
European
Motorcaravan	(0.3)	—	(0.3)
Campervan	(0.3)	10.6	10.3
Caravan	(0.3)	(1.3)	(1.6)
Total European	(0.3)	9.6	9.3

The decrease in total European Recreational Vehicle net sales of 18.3% compared to the prior-year period resulted from a decrease of 27.6% in unit shipments offset in part by an increase of 9.3% in the overall net price per unit due to the total combined impact of changes in foreign currency, product mix and price. The decrease in European Recreational Vehicle net sales of $273,127 includes a decrease of $4,056, or 0.3% of the 18.3% decrease, due to the decrease in foreign exchange rates since the prior-year period. Sales on a constant-currency basis decreased by 18.1%.

The overall net price per unit increase of 9.3% included a decrease of 0.3% due to the impact of foreign currency exchange rate changes and a constant-currency increase of 9.6% due to the combined impact of product mix and selling price increases, primarily due to the much higher concentration of Motorcaravan sales in the current-year period due primarily to improved supply of chassis and other components in the current-year period compared to the prior-year period.

The overall constant-currency net price per unit within the Motorcaravan product line was the same as the prior-year period as the impact of product mix and selective net selling price increases was offset by increased sales discounting. The constant-currency decrease in the Caravan product line of 1.3% was primarily due to the impact of increased sales discounting. The constant-currency increase in the overall net price per unit within the Campervan product line of 10.6% was primarily due to the current-year period including a higher concentration of Campervan units with a purchased chassis that is included in the unit sales price as opposed to a customer-supplied chassis that is not included in the unit sales price.

European Recreational Vehicle cost of products sold decreased $204,551 to $1,043,791, or 85.7% of European Recreational Vehicle net sales, for the six months ended January 31, 2025 compared to $1,248,342, or 83.8% of European Recreational Vehicle net sales, for the six months ended January 31, 2024. Changes in material, labor, freight-out and warranty costs comprised $199,619 of the $204,551 decrease. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales decreased to 72.4% for the six months ended January 31, 2025 compared to 72.6% for the six months ended January 31, 2024, with the decrease primarily due to a decrease in the warranty cost percentage.

Total manufacturing overhead decreased with the decrease in European Recreational Vehicle net sales but increased as a percentage of European Recreational Vehicle net sales from 11.2% to 13.3% primarily due to the sales decrease resulting in higher overhead costs per unit sold.

The decrease of $68,576 in European Recreational Vehicle gross profit for the six months ended January 31, 2025 compared to the six months ended January 31, 2024 was primarily due to the decrease in European Recreational Vehicle net sales, and the decrease in gross profit percentage was primarily due to the increase in the manufacturing overhead percentage noted above.

The decrease of $1,929 in European Recreational Vehicle selling, general and administrative expenses for the six months ended January 31, 2025 compared to the six months ended January 31, 2024 includes the impact of the decrease in European Recreational Vehicle net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $1,714.

The decrease of $63,437 in European Recreational Vehicle income before income taxes for the six months ended January 31, 2025 compared to the six months ended January 31, 2024 was primarily due to the decrease in European Recreational Vehicle net sales. The primary reasons for the decrease in percentage were the increases in both the cost of products sold and selling, general and administrative expense percentages noted above.

Liquidity and Capital Resources

As of January 31, 2025, we had $373,819 in cash and cash equivalents, of which $284,969 was held in the U.S. and the equivalent of $88,850, predominantly in Euros, was held in Europe, compared to $501,316 on July 31, 2024, of which $373,031 was held in the U.S. and the equivalent of $128,285, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of the $127,497 decrease in cash and cash equivalents are described in more detail below, but the decrease was primarily attributable to cash provided by operations of $61,582 being more than offset by cash used in investing activities of $34,463 and cash used in financing activities of $167,005.

Net working capital at January 31, 2025 was $1,050,077 compared to $1,083,005 at July 31, 2024. Capital expenditures of $51,538 for the six months ended January 31, 2025 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. In addition, the unused availability under our revolving asset-based credit facility is generally available to the Company for general operating purposes and approximated $855,000 at January 31, 2025. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

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

Our current estimate of committed and internally approved capital spend for the remainder of fiscal 2025 is approximately $125,000, primarily for certain building projects as well as replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business. We anticipate approximately two-thirds will be in North America and one-third in Europe, and that these expenditures will be funded by cash provided by our operating activities.

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

Operating Activities

Net cash provided by operating activities for the six months ended January 31, 2025 was $61,582 as compared to net cash used in operating activities of $44,200 for the six months ended January 31, 2024.

For the six months ended January 31, 2025, net loss adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $152,565 of operating cash. The change in net working capital resulted in a net use of $90,983 of operating cash during that period, primarily due to a decrease in certain accrued liabilities as a result of the reduction in sales and production when compared to the prior-year period.

For the six months ended January 31, 2024, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $207,653 of operating cash. The change in working capital resulted in the use of $251,853 of operating cash during that period, primarily due to an increase in chassis inventory as European chassis suppliers continued to get caught up delivering their order backlog, and RV finished goods had a seasonal increase heading into the spring selling season. In addition, required income tax payments during the period exceeded the income tax provision for the period, and certain accrued liabilities decreased with the reduction in sales and production when compared to the prior-year end period.

Investing Activities

Net cash used in investing activities for the six months ended January 31, 2025 was $34,463, primarily due to capital expenditures of $51,538 partially offset by proceeds from the dispositions of property, plant and equipment of $21,209.

Net cash used in investing activities for the six months ended January 31, 2024 was $80,943, primarily due to capital expenditures of $78,901.

Financing Activities

Net cash used in financing activities for the six months ended January 31, 2025 was $167,005, primarily for payments on the term-loan credit facilities of $85,000 and regular quarterly dividend payments of $0.50 per share for each of the first two quarters of fiscal 2025 totaling $53,153.

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

The Company also holds $365,380 of debt denominated in Euros at January 31, 2025. A hypothetical 10% change in the Euro/U.S. Dollar exchange rate would change our January 31, 2025 debt balance by approximately $36,538.

INTEREST RATE RISK – Based on our assumption of the Company’s floating-rate debt levels over the next 12 months, a one-percentage-point increase in interest rates (approximately 16.5% of our weighted-average interest rate at January 31, 2025) would result in an estimated $5,030 reduction in income before income taxes over a one-year period.

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

During the quarter ended January 31, 2025, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The risk factor described below updates this risk from what was disclosed in “Part 1, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

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

Our effective income tax rate could also be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in statutory rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. If our effective tax rate were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flow and financial condition could be adversely affected, which, in turn, could negatively impact the availability of cash for dividend payments or our strategic plan.

In addition, the potential for the imposition of new or additional U.S. tariffs on imports as well as potential retaliatory tariffs or other measures certain other countries may impose on U.S. imports has increased with the new U.S. federal administration. These actions could increase our cost of goods sold and negatively impact our business and operating results. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials and production processes.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

No director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) during the three months ended January 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2025, the Company used $1,725 to purchase shares of common stock under its share repurchase authorizations. The Company’s total remaining authorizations for common stock repurchases was $421,095 at January 31, 2025.

A summary of the Company’s share repurchases during the three months ended January 31, 2025 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
11/1/24 – 11/30/24	—	$—	—	$422,820
12/1/24 – 12/31/24	16,200	$106.45	16,200	$421,095
1/1/25 – 1/31/25	—	$—	—	$421,095
	16,200		16,200

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

Attached as Exhibits 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2025 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	March 5, 2025	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	March 5, 2025	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer