Form 10-Q
period 2025-04-30
THOR INDUSTRIES INC
filed 2025-06-04
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2025.
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
Yes    ☐    No    ☑
As of May 31, 2025, 53,203,568 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30, 2025	July 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$508,321	$501,316
Accounts receivable, trade, net	717,812	502,301
Accounts receivable, other, net	138,113	198,594
Inventories, net	1,353,578	1,366,638
Prepaid income taxes, expenses and other	117,983	81,178
Total current assets	2,835,807	2,650,027
Property, plant and equipment, net	1,380,042	1,390,718
Other assets:
Goodwill	1,834,722	1,786,973
Amortizable intangible assets, net	787,082	861,133
Deferred income tax assets, net	27,653	28,414
Equity investments	136,211	137,272
Other	168,773	166,286
Total other assets	2,954,441	2,980,078
TOTAL ASSETS	$7,170,290	$7,020,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$794,963	$628,134
Current portion of long-term debt	5,444	32,650
Short-term financial obligations	66,687	72,051
Accrued liabilities:
Compensation and related items	192,936	185,249
Product warranties	295,594	311,627
Income and other taxes	42,245	74,987
Promotions and rebates	175,635	169,928
Product, property and related liabilities	21,578	32,278
Other	60,028	60,118
Total current liabilities	1,655,110	1,567,022
Long-term debt, net	1,010,653	1,101,265
Deferred income tax liabilities, net	70,199	74,401
Unrecognized tax benefits	13,632	12,405
Other liabilities	196,565	191,677
Total long-term liabilities	1,291,049	1,379,748
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 67,282,807 and 66,859,738 shares, respectively	6,728	6,686
Additional paid-in capital	604,907	577,015
Retained earnings	4,307,781	4,254,734
Accumulated other comprehensive loss, net of tax	(2,365)	(93,706)
Less: Treasury shares of 14,079,239 and 13,928,314, respectively, at cost	(693,324)	(677,299)
Stockholders’ equity attributable to THOR Industries, Inc.	4,223,727	4,067,430
Non-controlling interests	404	6,623
Total stockholders’ equity	4,224,131	4,074,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,170,290	$7,020,823

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Net sales	$2,894,816	$2,801,113	$7,055,707	$7,509,241
Cost of products sold	2,451,697	2,379,261	6,085,949	6,458,610
Gross profit	443,119	421,852	969,758	1,050,631
Selling, general and administrative expenses	238,273	226,515	684,692	664,536
Amortization of intangible assets	29,604	32,316	88,670	97,124
Interest expense, net	11,205	21,830	38,383	70,256
Other income (expense), net	(8,457)	1,159	(5,189)	3,111
Income before income taxes	155,580	142,350	152,824	221,826
Income tax provision	21,652	28,773	22,858	47,890
Net income	133,928	113,577	129,966	173,936
Less: Net (loss) attributable to non-controlling interests	(1,257)	(934)	(2,836)	(1,357)
Net income attributable to THOR Industries, Inc.	$135,185	$114,511	$132,802	$175,293

Weighted-average common shares outstanding:
Basic	53,203,568	53,310,318	53,128,112	53,309,546
Diluted	53,433,493	53,722,154	53,439,096	53,742,146

Earnings per common share:
Basic	$2.54	$2.15	$2.50	$3.29
Diluted	$2.53	$2.13	$2.49	$3.26

Comprehensive income:
Net income	$133,928	$113,577	$129,966	$173,936
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax	155,497	(17,773)	87,958	(42,792)
Other (loss), net of tax	—	—	—	(111)
Total other comprehensive income (loss), net of tax	155,497	(17,773)	87,958	(42,903)
Total Comprehensive income	289,425	95,804	217,924	131,033
Less: Comprehensive (loss) attributable to non-controlling interests	(1,315)	(1,060)	(6,219)	(2,266)
Comprehensive income attributable to THOR Industries, Inc.	$290,740	$96,864	$224,143	$133,299

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended April 30,
	2025	2024
Cash flows from operating activities:
Net income	$129,966	$173,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	111,158	106,424
Amortization of intangible assets	88,670	97,124
Amortization of debt issuance costs	4,847	14,900
Deferred income tax benefit	(5,830)	(18,722)
Gain on disposition of property, plant and equipment	(1,797)	(9,927)
Stock-based compensation expense	26,798	29,049
Changes in assets and liabilities:
Accounts receivable	(144,989)	(191,483)
Inventories	21,950	26,103
Prepaid income taxes, expenses and other	(19,827)	(29,237)
Accounts payable	146,050	79,752
Accrued liabilities and other	(43,989)	(81,339)
Long-term liabilities and other	6,242	10,952
Net cash provided by operating activities	319,249	207,532
Cash flows from investing activities:
Purchases of property, plant and equipment	(85,050)	(106,069)
Proceeds from dispositions of property, plant and equipment	22,093	24,682
Business acquisitions, net of cash acquired	—	(3,814)
Other	(4,385)	(17,688)
Net cash used in investing activities	(67,342)	(102,889)
Cash flows from financing activities:
Borrowings on term-loan credit facilities	—	186,723
Payments on term-loan credit facilities	(110,000)	(227,626)
Borrowings on revolving asset-based credit facilities	—	113,502
Payments on revolving asset-based credit facilities	—	(111,555)
Payments on other debt	(29,167)	(7,361)
Payments of debt issuance costs	—	(10,480)
Cash dividends paid	(79,755)	(76,730)
Payments on finance lease obligations	(629)	(557)
Purchases of treasury shares	(1,725)	(43,034)
Payments related to vesting of stock-based awards	(14,300)	(16,245)
Short-term financial obligations and other, net	(8,514)	20,036
Net cash used in financing activities	(244,090)	(173,327)
Effect of exchange rate changes on cash and cash equivalents	(812)	(729)
Net increase (decrease) in cash and cash equivalents	7,005	(69,413)
Cash and cash equivalents, beginning of period	501,316	441,232
Cash and cash equivalents, end of period	$508,321	$371,819

Supplemental cash flow information:
Income taxes paid	$84,768	$111,269
Interest paid	$50,679	$70,198
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$4,898	$2,273

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2025 AND 2024 (UNAUDITED)

	Three Months Ended April 30, 2025
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at February 1, 2025	67,282,807	$6,728	$597,094	$4,199,198	$(157,920)	14,079,239	$(693,324)	$3,951,776	$1,719	$3,953,495
Net income (loss)	—	—	—	135,185	—	—	—	135,185	(1,257)	133,928
Restricted stock unit activity	—	—	(375)	—	—	—	—	(375)	—	(375)
Dividends $0.50 per common share	—	—	—	(26,602)	—	—	—	(26,602)	—	(26,602)
Stock-based compensation expense	—	—	8,188	—	—	—	—	8,188	—	8,188
Other comprehensive income (loss)	—	—	—	—	155,555	—	—	155,555	(58)	155,497
Balance at April 30, 2025	67,282,807	$6,728	$604,907	$4,307,781	$(2,365)	14,079,239	$(693,324)	$4,223,727	$404	$4,224,131

	Nine Months Ended April 30, 2025
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2024	66,859,738	$6,686	$577,015	$4,254,734	$(93,706)	13,928,314	$(677,299)	$4,067,430	$6,623	$4,074,053
Net income (loss)	—	—	—	132,802	—	—	—	132,802	(2,836)	129,966
Purchases of treasury shares	—	—	—	—	—	16,200	(1,725)	(1,725)	—	(1,725)
Restricted stock unit activity	423,069	42	1,094	—	—	134,725	(14,300)	(13,164)	—	(13,164)
Dividends $1.50 per common share	—	—	—	(79,755)	—	—	—	(79,755)	—	(79,755)
Stock-based compensation expense	—	—	26,798	—	—	—	—	26,798	—	26,798
Other comprehensive income (loss)	—	—	—	—	91,341	—	—	91,341	(3,383)	87,958
Balance at April 30, 2025	67,282,807	$6,728	$604,907	$4,307,781	$(2,365)	14,079,239	$(693,324)	$4,223,727	$404	$4,224,131

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2025 AND 2024 (UNAUDITED)

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

The July 31, 2024 amounts are derived from the annual audited financial statements of THOR. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024. Due to seasonality within the recreational vehicle industry, inflation and shifting consumer demand in our industry, among other factors, annualizing the results of operations for the nine months ended April 30, 2025 would not necessarily be indicative of the results expected for the full fiscal year.

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

The following tables reflect certain financial information by reportable segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
NET SALES:	2025	2024	2025	2024
Recreational vehicles
North American Towable	$1,168,878	$1,071,393	$2,895,922	$2,747,815
North American Motorized	666,686	646,948	1,618,192	1,928,531
Total North America	1,835,564	1,718,341	4,514,114	4,676,346
European	883,542	931,061	2,100,910	2,421,556
Total recreational vehicles	2,719,106	2,649,402	6,615,024	7,097,902
Other	258,427	216,227	637,591	581,682
Intercompany eliminations	(82,717)	(64,516)	(196,908)	(170,343)
Total	$2,894,816	$2,801,113	$7,055,707	$7,509,241

	Three Months Ended April 30,		Nine Months Ended April 30,
INCOME (LOSS) BEFORE INCOME TAXES:	2025	2024	2025	2024
Recreational vehicles
North American Towable	$97,587	$68,409	$172,560	$118,319
North American Motorized	32,883	33,172	46,262	96,684
Total North America	130,470	101,581	218,822	215,003
European	46,299	77,382	49,686	144,206
Total recreational vehicles	176,769	178,963	268,508	359,209
Other, net	25,041	18,831	38,083	35,650
Corporate	(46,230)	(55,444)	(153,767)	(173,033)
Total	$155,580	$142,350	$152,824	$221,826

TOTAL ASSETS:	April 30, 2025	July 31, 2024
Recreational vehicles
North American Towable	$1,467,035	$1,290,117
North American Motorized	973,878	1,077,808
Total North America	2,440,913	2,367,925
European	2,971,953	2,871,316
Total recreational vehicles	5,412,866	5,239,241
Other	1,014,439	1,058,842
Corporate	742,985	722,740
Total	$7,170,290	$7,020,823

DEPRECIATION AND INTANGIBLE ASSET AMORTIZATION EXPENSE:	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Recreational vehicles
North American Towable	$13,207	$13,555	$39,456	$41,107
North American Motorized	8,400	8,556	25,677	26,347
Total North America	21,607	22,111	65,133	67,454
European	30,906	31,517	93,474	93,050
Total recreational vehicles	52,513	53,628	158,607	160,504
Other	12,758	13,865	38,630	41,159
Corporate	902	658	2,591	1,885
Total	$66,173	$68,151	$199,828	$203,548

	Three Months Ended April 30,		Nine Months Ended April 30,
CAPITAL ACQUISITIONS:	2025	2024	2025	2024
Recreational vehicles
North American Towable	$5,252	$3,726	$12,818	$15,099
North American Motorized	4,175	2,642	10,027	15,503
Total North America	9,427	6,368	22,845	30,602
European	21,245	13,268	48,286	44,144
Total recreational vehicles	30,672	19,636	71,131	74,746
Other	2,792	5,762	7,977	20,297
Corporate	1,700	945	5,411	7,852
Total	$35,164	$26,343	$84,519	$102,895

3.    Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Weighted-average common shares outstanding for basic earnings per share	53,203,568	53,310,318	53,128,112	53,309,546
Unvested restricted and performance stock units	229,925	411,836	310,984	432,600
Weighted-average common shares outstanding assuming dilution	53,433,493	53,722,154	53,439,096	53,742,146

The Company excludes unvested restricted stock units and performance stock units that have an antidilutive effect from its calculation of weighted-average shares outstanding. Antidilutive unvested restricted stock units and performance stock units excluded from the calculation for the three months ended April 30, 2025 and 2024 and the nine months ended April 30, 2025 and 2024 were not material.

4.    Derivatives and Hedging

As of April 30, 2025 and July 31, 2024 there were no derivative instruments designated as hedges, except for the net investment hedge discussed below.

Net Investment Hedge

The foreign currency transaction gains and losses on the portion of the Euro-denominated term loan designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries are included as a component of the foreign currency translation adjustment. Losses, net of tax, included in the foreign currency translation adjustments were $2,979 for the three months ended April 30, 2025 and $2,741 for the nine months ended April 30, 2025. Gains, net of tax, included in the foreign currency translation adjustments were $2,984 for the three months ended April 30, 2024 and $10,156 for the nine months ended April 30, 2024.

There were no amounts reclassified out of accumulated other comprehensive income pertaining to the net investment hedge during the three and nine-month periods ended April 30, 2025 and April 30, 2024.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $42,834 and a fair value liability of $1,381 as of April 30, 2025. These other derivative instruments had a notional amount totaling approximately $22,333 and a fair value liability of $1,137 as of July 31, 2024. For these derivative instruments, changes in fair value are recognized in earnings.

	Three Months Ended April 30,
	2025		2024
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income, net of tax
Foreign currency forward contracts	$(74)	$—	$(278)	$—
Interest rate swap agreements	—	(49)	—	45
Total gain (loss)	$(74)	$(49)	$(278)	$45

	Nine Months Ended April 30,
	2025		2024
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income, net of tax
Foreign currency forward contracts	$(488)	$—	$(353)	$—
Interest rate swap agreements	—	(46)	—	(94)
Total gain (loss)	$(488)	$(46)	$(353)	$(94)

5.    Inventories

Major classifications of inventories are as follows:

	April 30, 2025	July 31, 2024
Finished goods – RV	$292,884	$249,949
Finished goods – other	106,283	91,371
Work in process	302,803	261,043
Raw materials	412,007	434,165
Chassis	384,811	478,220
Subtotal	1,498,788	1,514,748
Excess of FIFO costs over LIFO costs	(145,210)	(148,110)
Total inventories, net	$1,353,578	$1,366,638

Of the $1,498,788 and $1,514,748 of inventories at April 30, 2025 and July 31, 2024, $1,137,199 and $1,109,062, respectively, were valued on the first-in, first-out (“FIFO”) method, and $361,589 and $405,686, respectively, were valued on the last-in, first-out (“LIFO”) method.

6.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	April 30, 2025	July 31, 2024
Land	$153,501	$151,164
Buildings and improvements	1,084,030	1,053,812
Machinery and equipment	773,572	738,535
Rental vehicles	149,780	126,794
Lease right-of-use assets – operating	41,905	43,139
Lease right-of-use assets – finance	4,213	4,772
Total cost	2,207,001	2,118,216
Less: Accumulated depreciation	(826,959)	(727,498)
Property, plant and equipment, net	$1,380,042	$1,390,718

7.    Intangible Assets and Goodwill

The components of Amortizable intangible assets, net are as follows:

	April 30, 2025		July 31, 2024
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	$1,124,291	$675,732	$1,107,396	$610,106
Trademarks	359,481	130,083	353,435	114,272
Design technology and other intangibles	266,980	157,855	258,260	133,580
Total amortizable intangible assets	$1,750,752	$963,670	$1,719,091	$857,958

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2025	$30,228
For the fiscal year ending July 31, 2026	109,489
For the fiscal year ending July 31, 2027	100,639
For the fiscal year ending July 31, 2028	91,682
For the fiscal year ending July 31, 2029	75,826
For the fiscal year ending July 31, 2030 and thereafter	379,218
$787,082

As a result of the Company’s announcement during the third quarter of fiscal 2025 of strategic organizational changes impacting one of its towable reporting units, the Company determined that a triggering event had occurred which necessitated impairment testing for this reporting unit and its long-lived assets, including goodwill, during the third quarter of fiscal 2025. No impairment was identified as a result of this interim impairment testing.

Changes in the carrying amount of Goodwill by reportable segment for the nine months ended April 30, 2025 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of August 1, 2024	$337,883	$65,064	$948,674	$435,352	$1,786,973
Fiscal 2025 activity:
Foreign currency translation	—	—	47,749	—	47,749
Net balance as of April 30, 2025	$337,883	$65,064	$996,423	$435,352	$1,834,722

Changes in the carrying amount of Goodwill by reportable segment for the nine months ended April 30, 2024 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of August 1, 2023	$337,883	$65,064	$965,758	$431,717	$1,800,422
Fiscal 2024 activity:
Goodwill acquired	—	—	—	3,635	3,635
Foreign currency translation	—	—	(26,722)	—	(26,722)
Net balance as of April 30, 2024	$337,883	$65,064	$939,036	$435,352	$1,777,335

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

The Company had the following aggregate investment and maximum exposure to loss related to these VIEs:

	April 30, 2025	July 31, 2024
Carrying amount of investments	$136,211	$137,272
Maximum exposure to loss	$138,711	$144,047

The Company’s share of income and losses accounted for under the equity method of accounting are included in Other income (expense), net in the Condensed Consolidated Statements of Income and Comprehensive Income. Income of $157 was recognized in the three months ended April 30, 2025 and a loss of $4,348 was recognized in the nine months ended April 30, 2025. Losses recognized in the three and nine months ended April 30, 2024 were $2,890 and $12,327, respectively.

9.    Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for approximately 17% of the Company’s consolidated net sales for the three-month period ended April 30, 2025 and approximately 14% of the Company’s consolidated net sales for the three-month period ended April 30, 2024, and accounted for approximately 15% of the Company’s consolidated net sales for the nine-month period ended April 30, 2025 and 14% for the nine-month period ended April 30, 2024. The majority of the sales to this dealer are reported within the North American Towable and North American Motorized segments. This dealer also accounted for approximately 14% and approximately 10% of the Company’s consolidated trade accounts receivable at April 30, 2025 and July 31, 2024, respectively. The loss of this dealer or a deterioration in the liquidity or creditworthiness of this dealer could have a material adverse effect on the Company’s business.

10.    Fair Value Measurements

The financial assets and liabilities that are accounted for at fair value on a recurring basis at April 30, 2025 and July 31, 2024 are as follows:

	Input Level	April 30, 2025	July 31, 2024
Cash equivalents	Level 1	$316,800	$310,210
Deferred compensation plan mutual fund assets	Level 1	$13,007	$28,985
Equity investments	Level 1	$103	$1,169
Foreign currency forward contract liability	Level 2	$120	$—
Interest rate swap liability	Level 2	$1,261	$1,137

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

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Beginning balance	$286,689	$319,614	$311,627	$345,197
Provision	68,636	84,327	182,268	225,240
Payments	(63,873)	(82,853)	(200,620)	(248,379)
Foreign currency translation	4,142	(631)	2,319	(1,601)
Ending balance	$295,594	$320,457	$295,594	$320,457
12.    Long-Term Debt

The components of long-term debt are as follows:

	April 30, 2025	July 31, 2024
Term loan	$500,938	$594,361
Senior unsecured notes	500,000	500,000
Unsecured notes	5,687	27,070
Other debt	22,598	29,848
Total long-term debt	1,029,223	1,151,279
Debt issuance costs, net of amortization	(13,126)	(17,364)
Total long-term debt, net of debt issuance costs	1,016,097	1,133,915
Less: Current portion of long-term debt	(5,444)	(32,650)
Total long-term debt, net, less current portion	$1,010,653	$1,101,265

As discussed in Note 13 to the Company’s Consolidated Financial Statements included in the Fiscal 2024 Form 10-K, the Company is a party to a term loan (“term loan”) agreement, which consists of both a U.S. dollar-denominated term loan tranche (“USD term loan”) and a Euro-denominated term loan tranche (“Euro term loan”), and a $1,000,000 asset-based credit facility (“ABL”).

As of April 30, 2025, the outstanding USD term loan balance of $155,000 was subject to a Secured Overnight Financing Rate (“SOFR”)-based rate totaling 6.572%. The total interest rate on the April 30, 2025 outstanding Euro term loan tranche balance of $345,938 was 4.901%. The Senior Unsecured Notes were issued on October 14, 2021 in an aggregate principal amount of $500,000 and bear fixed interest at a rate of 4.000%.

As of April 30, 2025 and July 31, 2024, there were no outstanding ABL borrowings. Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory, net of any amounts drawn, and based on April 30, 2025 eligible receivables and eligible inventory balances and net of any amounts drawn, totaled approximately $985,000.

For the three and nine months ended April 30, 2025, interest expense on total long-term debt was $14,020 and $47,057, respectively. These interest expense amounts include the amortization of capitalized debt issuance costs of $1,320 and $4,847, for the three and nine months ended April 30, 2025, respectively. For the three and nine months ended April 30, 2024, interest expense on total long-term debt was $24,366 and $78,113, respectively, which includes amortization of capitalized debt issuance costs and debt extinguishment charges related to the November 2023 debt refinancing totaling $3,036 and $14,900, respectively.

The fair value of the Company’s term loan debt at April 30, 2025 and July 31, 2024 was $500,136 and $597,334, respectively. The fair value of the Company’s Senior Unsecured Notes at April 30, 2025 and July 31, 2024 was $450,650 and $450,450, respectively. The fair value of all other debt held by the Company approximates carrying value. The fair values of the Company’s long-term debt are primarily estimated using Level 2 inputs as defined by ASC 820, based on quoted prices in markets that are not active.

Subsequent to April 30, 2025, the Company made a payment of $55,000 against the principal balance of its USD term loan.

13.    Provision for Income Taxes

The overall effective income tax rate for the three months ended April 30, 2025 was 13.9%, and the effective income tax rate for the nine months ended April 30, 2025 was 15.0%. These rates were both impacted by the jurisdictional mix of pre-tax earnings between foreign and domestic operations, including the favorable impact of certain foreign exchange gains not subject to taxation. The Company also recorded an income tax benefit from certain tax provision adjustments that primarily resulted from changes in estimates while completing the prior-year tax return during the three months ended April 30, 2025.

The overall effective income tax rate for the three months ended April 30, 2024 was 20.2%, and the effective income tax rate for the nine months ended April 30, 2024 was 21.6%. These rates were both favorably impacted by the terms of the resolution of certain matters discussed in Note 14 to the Condensed Consolidated Financial Statements, as certain payments made related to these matters were determined to be deductible for tax purposes.

Within the next 12 months, the Company does not anticipate any material changes in its unrecognized tax benefits recorded as of April 30, 2025.

14.    Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing were $3,781,475 and $3,642,137 as of April 30, 2025 and July 31, 2024, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of independent dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its independent dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $17,847 and $14,356 as of April 30, 2025 and July 31, 2024, respectively, which are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three and nine-month periods ended April 30, 2025 and April 30, 2024 were not material. Based on current market conditions and other conditions affecting its independent dealers, the Company believes that any future losses under these agreements will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

As discussed in Note 15 to the Company’s Consolidated Financial Statements included in the Fiscal 2024 Form 10-K, the Company is involved in a product recall and was part of an advertising-related investigation by certain German-based authorities that has been fully resolved. There were no significant developments related to these matters during the first nine months of fiscal 2025. There was no material impact on the Condensed Consolidated Financial Statements related to these matters for the three and nine months ended April 30, 2025 as well as the three months ended April 30, 2024. During the nine months ended April 30, 2024, the Company recognized income of $16,900 within selling, general and administrative expenses related to these matters.

15.    Leases

The components of lease costs for the three and nine-month periods ended April 30, 2025 and April 30, 2024 were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Operating lease cost	$8,868	$7,980	$26,227	$23,619
Finance lease cost:
Amortization of right-of-use assets	186	186	559	559
Interest on lease liabilities	54	74	178	235
Total lease cost	$9,108	$8,240	$26,964	$24,413

Other information related to leases was as follows:

	Nine Months Ended April 30,
Supplemental Cash Flows Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,202	$23,555
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,323	$5,591

Supplemental Balance Sheet Information	April 30, 2025	July 31, 2024
Operating leases:
Operating lease liabilities:
Other current liabilities	$11,709	$11,405
Other long-term liabilities	30,591	32,007
Total operating lease liabilities	$42,300	$43,412

Finance leases:
Finance lease liabilities:
Other current liabilities	$939	$855
Other long-term liabilities	1,153	1,866
Total finance lease liabilities	$2,092	$2,721

16.    Stockholders’ Equity

Stock-based Compensation

Total stock-based compensation expense recognized in the three-month periods ended April 30, 2025 and April 30, 2024 for stock-based awards totaled $8,188 and $9,351, respectively. Total stock-based compensation expense recognized in the nine-month periods ended April 30, 2025 and April 30, 2024 for stock-based awards totaled $26,798 and $29,049, respectively.

Share Repurchase Program

As discussed in Note 17 to the Company’s Consolidated Financial Statements included in the Fiscal 2024 Form 10-K, on December 21, 2021, the Company’s Board of Directors (the “Board”) authorized Company management to utilize up to $250,000 to purchase shares of the Company’s common stock through December 21, 2024. On June 24, 2022, the Board authorized Company management to utilize up to an additional $448,321 to purchase shares of the Company’s common stock through July 31, 2025.

During the three months ended April 30, 2025, the Company did not purchase any shares of its common stock under this program.

During the nine months ended April 30, 2025, the Company purchased 16,200 shares of its common stock, at various times in the open market, at a weighted-average price of $106.45 and held them as treasury shares at an aggregate purchase price of $1,725, all from the June 24, 2022 authorization.

Since the inception of the initial December 21, 2021 authorization, the Company has purchased 3,230,972 shares of its common stock, at various times in the open market, at a weighted-average price of $85.80 and held them as treasury shares at an aggregate purchase price of $277,225.

As of April 30, 2025, there are no remaining shares of the Company's common stock that may be repurchased under the December 21, 2021 $250,000 authorization. As of April 30, 2025, the remaining amount of the Company’s common stock that may be repurchased under the June 24, 2022 authorization expiring on July 31, 2025 is $421,095.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
NET SALES:	2025	2024	2025	2024
Recreational vehicles
North American Towable
Travel Trailers	$676,680	$720,194	$1,797,995	$1,811,215
Fifth Wheels	492,198	351,199	1,097,927	936,600
Total North American Towable	1,168,878	1,071,393	2,895,922	2,747,815
North American Motorized
Class A	174,783	211,340	479,368	597,559
Class C	340,530	312,980	778,810	922,388
Class B	151,373	122,628	360,014	408,584
Total North American Motorized	666,686	646,948	1,618,192	1,928,531
Total North America	1,835,564	1,718,341	4,514,114	4,676,346
European
Motorcaravan	481,554	492,490	1,135,416	1,263,814
Campervan	252,227	289,450	591,407	755,783
Caravan	59,083	64,379	134,334	180,093
Other RV-related	90,678	84,742	239,753	221,866
Total European	883,542	931,061	2,100,910	2,421,556
Total recreational vehicles	2,719,106	2,649,402	6,615,024	7,097,902
Other	258,427	216,227	637,591	581,682
Intercompany eliminations	(82,717)	(64,516)	(196,908)	(170,343)
Total	$2,894,816	$2,801,113	$7,055,707	$7,509,241

18.    Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	Three Months Ended April 30, 2025
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(158,198)	$278	$(157,920)	$(6,760)	$(164,680)
OCI before reclassifications	155,555	—	155,555	(58)	155,497
OCI, net of tax for the fiscal period	155,555	—	155,555	(58)	155,497
Balance at end of period, net of tax	$(2,643)	$278	$(2,365)	$(6,818)	$(9,183)

	Three Months Ended April 30, 2024
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(93,147)	$253	$(92,894)	$(3,366)	$(96,260)
OCI before reclassifications	(17,647)	—	(17,647)	(126)	(17,773)
OCI, net of tax for the fiscal period	(17,647)	—	(17,647)	(126)	(17,773)
Balance at end of period, net of tax	$(110,794)	$253	$(110,541)	$(3,492)	$(114,033)

	Nine Months Ended April 30, 2025
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(93,984)	$278	$(93,706)	$(3,435)	$(97,141)
OCI before reclassifications	91,341	—	91,341	(3,383)	87,958
OCI, net of tax for the fiscal period	91,341	—	91,341	(3,383)	87,958
Balance at end of period, net of tax	$(2,643)	$278	$(2,365)	$(6,818)	$(9,183)

	Nine Months Ended April 30, 2024
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(68,911)	$364	$(68,547)	$(2,583)	$(71,130)
OCI before reclassifications	(41,883)	(111)	(41,994)	(909)	(42,903)
OCI, net of tax for the fiscal period	(41,883)	(111)	(41,994)	(909)	(42,903)
Balance at end of period, net of tax	$(110,794)	$253	$(110,541)	$(3,492)	$(114,033)

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

Total estimated losses related to this event are $69,950, primarily attributable to the write-off of motorized chassis, and, through the fiscal quarter ended April 30, 2025, the Company has received insurance proceeds related to this event totaling $46,077. As of April 30, 2025, the Company recorded an insurance recovery receivable in the amount of $22,873 related to the remaining estimated damages incurred for which we deem the recovery of such losses from our insurance carriers to be probable. This insurance recovery receivable is included in Accounts receivable, other, net on the Condensed Consolidated Balance Sheets, as we believe recovery will be realized within one year of the balance sheet date.

Given the expectation of recovery from insurance, the impact on our consolidated income before income taxes during fiscal 2024 and through the third quarter of fiscal 2025 related to the losses incurred on the weather damages noted above was not material. As of the date of this report, the Company is still in the process of fully assessing damages and submitting relevant insurance claim information.

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
•the ability to ramp production up or down quickly in response to rapid changes in demand or market share while also managing associated costs, including labor-related costs and production capacity costs;
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
•the impact of an adverse outcome or conclusion related to current or future litigation or regulatory audits or investigations;
•public perception of and the costs related to environmental, social and governance matters;
•legal and compliance issues including those that may arise in conjunction with recently completed transactions;
•the level of consumer confidence and the level of discretionary consumer spending;
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

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world based on units sold and revenue. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the three months ended March 31, 2025, THOR’s current combined U.S. and Canadian market share based on units sold was approximately 38.2% for travel trailers and fifth wheels combined and approximately 45.9% for motorhomes. In Europe, according to the European Caravan Federation (“ECF”), our European market share for the three months ended March 31, 2025 was approximately 25.1% for motorcaravans and campervans combined and approximately 16.1% for caravans.

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

North American RV independent dealer inventory of our North American RV products as of April 30, 2025 increased 4.4% to approximately 91,800 units, compared to approximately 87,900 units as of April 30, 2024. As of April 30, 2025, we believe North American dealer inventory levels for most products are generally in line with the levels that dealers are comfortable stocking heading into the spring selling season given the current retail sales levels and associated carrying costs. We believe dealers will continue to closely evaluate the unit stocking levels that they will elect to carry in future periods, which may be less than historical unit stocking levels, due to a combination of factors such as current retail activity, current RV wholesale prices as well as current interest rates and other carrying costs.

THOR’s North American RV backlog as of April 30, 2025 decreased $149,074, or 8.9%, to $1,518,057 compared to $1,667,131 as of April 30, 2024, with the decrease driven primarily by a decrease in North American Towable backlog.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Quarter Ended March 31,		Increase	%
	2025	2024	(Decrease)	Change
North American Towable units	88,530	75,525	13,005	17.2
North American Motorized units	9,318	10,416	(1,098)	(10.5)
Total	97,848	85,941	11,907	13.9

In June 2025, RVIA issued a revised forecast for calendar year 2025 wholesale unit shipments. Under the RVIA’s most likely scenario, towable and motorized unit shipments are projected to be approximately 303,100 units and 33,800 units, respectively, for an annual total of approximately 337,000 units, up 1.0% from the 2024 calendar year wholesale shipments. The RVIA’s most likely forecast for calendar year 2025 of 337,000 total units could range from a lower estimate of approximately 320,400 total units to an upper estimate of approximately 353,500 total units.

North American Industry Retail Statistics

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Quarter Ended March 31,		Increase	%
	2025	2024	(Decrease)	Change
North American Towable units	61,332	67,029	(5,697)	(8.5)
North American Motorized units	8,771	9,783	(1,012)	(10.3)
Total	70,103	76,812	(6,709)	(8.7)

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

Company North American Wholesale Statistics

The Company’s North American wholesale RV shipments, for the calendar quarters ended March 31, 2025 and 2024 to correspond to the North American industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Quarter Ended March 31,		Increase	%
	2025	2024	(Decrease)	Change
North American Towable units	34,867	29,693	5,174	17.4
North American Motorized units	4,875	4,831	44	0.9
Total	39,742	34,524	5,218	15.1

Company North American Retail Statistics

Retail statistics of the Company’s North American RV products, as reported by Stat Surveys, for the calendar quarters ended March 31, 2025 and 2024 to correspond to the North American industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Quarter Ended March 31,		Increase	%
	2025	2024	(Decrease)	Change
North American Towable units	22,951	26,237	(3,286)	(12.5)
North American Motorized units	4,023	4,672	(649)	(13.9)
Total	26,974	30,909	(3,935)	(12.7)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

North American Outlook

Historically, RV industry sales have been impacted by a number of economic conditions faced by RV dealers, and ultimately retail consumers, such as the level of consumer confidence, the rate of unemployment, the rate of inflation, the disposable income of consumers, interest rates, credit availability, the health of the housing market, tax rates and fuel availability and prices. We believe these factors will continue to affect retail sales in fiscal 2025. In addition, due to inflationary pressures, including the impact of higher tariffs, current interest rates and other factors, we believe that RV dealers will be continuously reevaluating their desired stocking levels, which may result in lower than historical dealer inventory stocking levels on a unit basis. It is difficult to predict the extent to which any or all of these factors will impact the RV industry or our business in a particular future period, however, we currently believe the remainder of fiscal 2025 will continue to be negatively impacted by these factors.

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

Economic and industry-wide factors that have historically affected, and which we believe will continue to affect, our operating results include the costs of commodities, the availability of critical supply components and labor costs incurred in the production of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs will impact our profit margins negatively if we are unable to offset those cost increases through a combination of product recontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. We are closely monitoring the imposition of new and higher U.S. tariffs on imports, as well as retaliatory tariffs or other measures certain other countries have already or may impose on U.S. imports, that may increase our material costs or disrupt our supply of materials. We are currently uncertain as to the ultimate impact these measures may have given the rapidly changing environment surrounding tariffs and other related political topics. The impact of increased or new tariffs in our fiscal third quarter was modest due to the timing of the announced tariffs and us working with our vendors regarding the extent and timing of any resultant cost increases. We would expect additional tariff impacts on our upcoming fourth quarter results, but it is difficult to assess the ultimate impact they may have given the ongoing changes in tariff rates, what components will be impacted and when, plus the fact that we are often not importing products or components directly but rather through third-party vendors and therefore do not have complete visibility regarding the timing or impact on the pricing of components we purchase. We intend to continue negotiations with our vendors regarding the timing and extent of any tariff pass-through costs, and where possible, will seek alternative supply sources with lower-priced components.

Historically, we have generally been able to offset net cost increases over time, but given the size and nature of the tariffs currently in the process of being implemented and future tariffs being discussed, it may not be possible or desirable for us to pass on the full impact of tariff increases immediately as we are conscious of the impact it likely would have on the retail consumer and their demand for our products. Once a clearer and more certain picture of the tariff environment is established, we will be in a position to more fully assess the potential impact tariffs may have on our product selling prices and our operating results.

It is extremely difficult to predict when or whether future supply chain issues related to chassis or other components used in the production of RVs will arise, especially when considering the impact tariffs may have on the availability of goods. Modifying available chassis for certain motorized products to use for other products is not a viable alternative, particularly in the short term, due to engineering requirements. Uncertainties related to changing state and federal emission standards may also negatively impact the availability of chassis used in our production of certain North American motorized RVs and could also impact consumer buying patterns. The North American recreational vehicle industry has, from time to time in the past, experienced shortages of chassis for various reasons, including component shortages, production delays or other production issues and work stoppages at the chassis manufacturers.

While the North American RV industry has at times faced supply shortages or delivery delays of other, non-chassis raw material components, the supply chain is currently able to support our demand, but that could change quickly given the current and potential future impact tariffs may have on supply. If any of these factors were to impact our suppliers’ ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected.

Industry Outlook — Europe

The Company monitors industry conditions in the European RV market using a number of resources including its own performance tracking and modeling. The Company also considers retail trends in the European RV market as reported by the European Caravan Federation (“ECF”) and its members. On a monthly basis, the Company receives OEM-specific reports for most of the individual member countries that make up the ECF through the Caravaning Industrie Verband e.V. (“CIVD”). The timing of these reports may vary, but typically they are issued on a one-to-two-month lag. While most countries provide OEM-specific information, the United Kingdom, which made up 17.7% and 10.4% of the caravan and motorcaravan (including campervans) European market for the three months ended March 31, 2025, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 10 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic and other conditions. It is inherently difficult to generalize about the operating conditions within the entire European region.

Independent dealer inventory of our European RV products as of April 30, 2025 decreased 6.9% to approximately 23,000 units as compared to approximately 24,700 units as of April 30, 2024. In both Germany, which accounts for approximately 60% of our European product sales, and in the other various countries we serve, independent RV dealer inventory levels of our motorized European products are generally in line with historic seasonal levels, while towable inventory is slightly elevated.

THOR’s European RV backlog as of April 30, 2025 decreased $591,511, or 30.6%, to $1,343,608 compared to $1,935,119 as of April 30, 2024, primarily due to improved chassis supply availability as chassis constraints in the prior year resulted in elevated backlogs as of April 30, 2024. The current backlog, measured in U.S. dollars, remains higher than historic seasonal levels.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Calendar Quarter Ended March 31,		%	Calendar Quarter Ended March 31,		%
	2025	2024	Change	2025	2024	Change
OEM Reporting Countries (1)	31,838	35,528	(10.4)	10,036	10,743	(6.6)
Non-OEM Reporting Countries (1)	4,978	5,033	(1.1)	2,908	3,889	(25.2)
Total	36,816	40,561	(9.2)	12,944	14,632	(11.5)
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

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Calendar Quarter Ended March 31,		Increase	%
	2025	2024	(Decrease)	Change
Motorcaravan and Campervan	8,003	9,152	(1,149)	(12.6)
Caravan	1,613	1,898	(285)	(15.0)
Total OEM-Reporting Countries	9,616	11,050	(1,434)	(13.0)

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

The impact of current macroeconomic factors on our business, including inflation and interest rates, environmental and sustainability regulations and geopolitical events, is uncertain. Our outlook for future European RV retail sales depends upon the various economic and regulatory conditions in the respective countries in which we sell our products. End-customer demand for RVs depends strongly on consumer confidence. Factors such as the rate of unemployment, the rate of inflation, private consumption and investments, the level of disposable income of consumers, interest rates, the health of the housing market, tax rates and regulatory restrictions and, since the pandemic, travel safety considerations all influence retail sales. While confidence remains in our customer base, in the short term, we expect to continue to experience downward pressure on overall sales volume due to the current macroeconomic environment and a prolonged shift in consumer preferences. Our long-term outlook for future growth in European RV retail sales remains positive due to favorable demographic trends and as more people utilize RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

We and our independent European dealers market our European recreational vehicles through multiple avenues including at numerous RV fairs at the country and regional levels which occur throughout the calendar year. These fairs have historically been well-attended events that allow retail consumers to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. The most recent major industry fair, the CMT Show in Stuttgart in late January 2025, experienced near-record attendance, which demonstrates the continued high level of interest and consumer demand in the RV lifestyle. In addition to our attendance at various strategic trade fairs, we have and will continue to strengthen and expand our digital activities to reach high potential target groups, generate leads and steer customers directly to dealerships. With approximately 1,100 active independent dealers in Germany and throughout Europe with whom we do business, we believe our European brands have one of the strongest and most professionally structured dealer and service networks in Europe.

Economic or industry-wide factors affecting our European RV operating results include the availability and costs of commodities and component parts and the labor used in the manufacture of our products. Labor agreements and various governmental regulations are primary drivers in the cost of our labor force and impact how and when we can adjust our labor force to align with changing production needs. Adjusting our full-time workforce downwards in most of the locations where we operate in Europe generally results in negotiated separation costs. Material and labor costs are the primary factors determining our cost of products sold and any future increases in these costs could negatively impact our profit margins if we are unable to offset those costs through a combination of product recontenting, material sourcing strategies, efficiency improvements, headcount reductions or raising the selling prices for our products by corresponding amounts.

While overall chassis supply has improved, disruption in the sequence of chassis supply has in the past inhibited, and could in the future, inhibit our ability to efficiently and consistently maintain our planned production levels. Uncertainties related to changing emission standards may also negatively impact the availability of chassis and/or other components used in our production of certain European motorized RVs and could also impact consumer buying patterns.

When possible, to minimize the future impact of supply chain constraints, we have identified a second-source supplier base for certain component parts; however, engineering requirements associated with an alternate component part, particularly the chassis on which our various units are built, could limit the impact of these alternative suppliers on reducing any near-term supply constraints.

In addition to potential future material supply constraints, labor shortages have in the past impacted, and could in the future, impact our European operations given the numerous locations where our manufacturing sites are located and the differing availability of skilled labor in those locations. As previously noted, high levels of labor costs and limitations on our ability to reduce those costs commensurate with market conditions have in the past, and could in the future, negatively impact our European operations.

Three Months Ended April 30, 2025 Compared to the Three Months Ended April 30, 2024

NET SALES:	Three Months Ended April 30, 2025	Three Months Ended April 30, 2024	Change Amount	% Change
Recreational vehicles
North American Towable	$1,168,878	$1,071,393	$97,485	9.1
North American Motorized	666,686	646,948	19,738	3.1
Total North America	1,835,564	1,718,341	117,223	6.8
European	883,542	931,061	(47,519)	(5.1)
Total recreational vehicles	2,719,106	2,649,402	69,704	2.6
Other	258,427	216,227	42,200	19.5
Intercompany eliminations	(82,717)	(64,516)	(18,201)	(28.2)
Total	$2,894,816	$2,801,113	$93,703	3.3

# OF UNITS:
Recreational vehicles
North American Towable	36,077	34,193	1,884	5.5
North American Motorized	5,507	4,964	543	10.9
Total North America	41,584	39,157	2,427	6.2
European	13,495	15,363	(1,868)	(12.2)
Total	55,079	54,520	559	1.0

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$174,317	14.9	$138,103	12.9	$36,214	26.2
North American Motorized	70,297	10.5	71,753	11.1	(1,456)	(2.0)
Total North America	244,614	13.3	209,856	12.2	34,758	16.6
European	142,830	16.2	162,915	17.5	(20,085)	(12.3)
Total recreational vehicles	387,444	14.2	372,771	14.1	14,673	3.9
Other, net	55,675	21.5	49,081	22.7	6,594	13.4
Total	$443,119	15.3	$421,852	15.1	$21,267	5.0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$73,096	6.3	$64,895	6.1	$8,201	12.6
North American Motorized	34,332	5.1	34,489	5.3	(157)	(0.5)
Total North America	107,428	5.9	99,384	5.8	8,044	8.1
European	79,937	9.0	72,167	7.8	7,770	10.8
Total recreational vehicles	187,365	6.9	171,551	6.5	15,814	9.2
Other	21,882	8.5	19,731	9.1	2,151	10.9
Corporate	29,026	—	35,233	—	(6,207)	(17.6)
Total	$238,273	8.2	$226,515	8.1	$11,758	5.2

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended April 30, 2025	% of Segment Net Sales	Three Months Ended April 30, 2024	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$97,587	8.3	$68,409	6.4	$29,178	42.7
North American Motorized	32,883	4.9	33,172	5.1	(289)	(0.9)
Total North America	130,470	7.1	101,581	5.9	28,889	28.4
European	46,299	5.2	77,382	8.3	(31,083)	(40.2)
Total recreational vehicles	176,769	6.5	178,963	6.8	(2,194)	(1.2)
Other, net	25,041	9.7	18,831	8.7	6,210	33.0
Corporate	(46,230)	—	(55,444)	—	9,214	16.6
Total	$155,580	5.4	$142,350	5.1	$13,230	9.3

ORDER BACKLOG:	As of April 30, 2025	As of April 30, 2024	Change Amount	% Change
Recreational vehicles
North American Towable	$634,318	$741,302	$(106,984)	(14.4)
North American Motorized	883,739	925,829	(42,090)	(4.5)
Total North America	1,518,057	1,667,131	(149,074)	(8.9)
European	1,343,608	1,935,119	(591,511)	(30.6)
Total	$2,861,665	$3,602,250	$(740,585)	(20.6)

CONSOLIDATED

Consolidated net sales for the three months ended April 30, 2025 increased $93,703, or 3.3%, compared to the three months ended April 30, 2024. Approximately 30.5% of the Company’s consolidated net sales for the quarter ended April 30, 2025 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The $93,703 increase in consolidated net sales includes an increase of $2,663 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative periods.

Consolidated gross profit for the three months ended April 30, 2025 increased $21,267, or 5.0%, compared to the three months ended April 30, 2024. Consolidated gross profit was 15.3% of consolidated net sales for the three months ended April 30, 2025 and 15.1% for the three months ended April 30, 2024. The increases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the increase in consolidated net sales compared to the prior-year quarter.

Selling, general and administrative expenses for the three months ended April 30, 2025 increased $11,758, or 5.2%, compared to the three months ended April 30, 2024, primarily due to the impact of the 3.3% increase in consolidated net sales and an increase in incentive compensation costs driven by the increase in income before income taxes.

The increase in net expense included in Other income (expense), net of $9,616 for the three months ended April 30, 2025 as compared to the three months ended April 30, 2024 is primarily due to the unfavorable change in Corporate other income and expenses as discussed below relative to the fair value of the Company's deferred compensation plan assets due to market value fluctuations between the two periods.

The increase of $13,230, or 9.3%, in income before income taxes for the three months ended April 30, 2025 as compared to the three months ended April 30, 2024 was primarily driven by the increase in consolidated net sales and the improved gross profit percentage.

The overall effective income tax rate for the three months ended April 30, 2025 was 13.9% compared with 20.2% for the three months ended April 30, 2024. The year-over-year change is a result of the jurisdictional mix of earnings between foreign and domestic operations, inclusive of certain foreign exchange gains not subject to taxation during the three months ended April 30, 2025. In addition, income tax benefits were recorded from certain tax provision adjustments that primarily resulted from changes in estimates while completing the prior-year return during the three months ended April 30, 2025.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in consolidated selling, general and administrative expenses decreased $6,207 for the three months ended April 30, 2025 compared to the three months ended April 30, 2024. This decrease included a decrease in deferred compensation expense of $9,663 due to market value fluctuations between the two periods, which was primarily offset by the decrease in other income related to the deferred compensation plan assets noted below. This decrease was partially offset by the prior-year quarter including $2,700 of income from adjustments made related to the matters discussed in Note 14 to the Condensed Consolidated Financial Statements.

Net expense included in Corporate interest and other income and expense decreased $3,007 for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, primarily due to a decrease of $9,389 in net interest expense due to lower average outstanding debt balances and lower interest rates, and the recorded operating results of our equity investments as discussed in Note 8 to the Condensed Consolidated Financial Statements improved by $3,047. These favorable changes were partially offset by a decrease of $9,378 in other income on the fair value of the Company's deferred compensation plan assets due to market value fluctuations between the two periods.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2025 compared to the three months ended April 30, 2024:

	Three Months Ended April 30, 2025	% of Segment Net Sales	Three Months Ended April 30, 2024	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$676,680	57.9	$720,194	67.2	$(43,514)	(6.0)
Fifth Wheels	492,198	42.1	351,199	32.8	140,999	40.1
Total North American Towable	$1,168,878	100.0	$1,071,393	100.0	$97,485	9.1

	Three Months Ended April 30, 2025	% of Segment Shipments	Three Months Ended April 30, 2024	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	28,417	78.8	28,526	83.4	(109)	(0.4)
Fifth Wheels	7,660	21.2	5,667	16.6	1,993	35.2
Total North American Towable	36,077	100.0	34,193	100.0	1,884	5.5

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towable
Travel Trailers						(5.6)
Fifth Wheels						4.9
Total North American Towable						3.6

The increase in total North American Towable net sales of 9.1% compared to the prior-year quarter resulted from a 5.5% increase in unit shipments and a 3.6% increase in the overall net price per unit due to the combined impact of changes in product mix and price. The increase in unit shipments is primarily due to an increase in fifth wheel unit sales, which increased 35.2% over the prior-year quarter. According to statistics published by RVIA, for the three months ended April 30, 2025, combined North American travel trailer and fifth wheel wholesale unit shipments increased 10.7% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended March 31, 2025 and 2024, our North American market share for travel trailers and fifth wheels combined was 38.2% and 40.1%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The decrease in the overall net price per unit within the travel trailer product line of 5.6% was primarily due to current product mix trending toward the more moderately-priced units as compared to the prior-year quarter. The increase in the overall net price within the fifth wheel product line of 4.9% was primarily due to product mix changes and lower sales discounting as compared to the prior-year quarter.

North American Towable cost of products sold increased $61,271 to $994,561, or 85.1% of North American Towable net sales, for the three months ended April 30, 2025 compared to $933,290, or 87.1% of North American Towable net sales, for the three months ended April 30, 2024. Changes in material, labor, freight-out and warranty costs comprised $60,161 of the $61,271 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales decreased to 78.2% for the three months ended April 30, 2025 compared to 79.6% for the three months ended April 30, 2024, primarily due to decreases in both the freight-out and warranty cost percentages.

Total manufacturing overhead increased a slight $1,110 in correlation with the net sales increase, but decreased as a percentage of North American Towable net sales from 7.5% to 6.9% as the increased net sales levels resulted in lower overhead costs per unit sold.

The increase in North American Towable gross profit of $36,214 for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 was driven by the increase in North American Towable net sales, and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

The increase in North American Towable selling, general and administrative expenses of $8,201 for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 was primarily due to the increase in North American Towable net sales and income before income taxes causing related commissions, incentive and other compensation costs to increase by $6,010. Sales-related travel, advertising and promotional costs also increased by $1,079.

The increase in North American Towable income before income taxes of $29,178 for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 was primarily due to the increase in North American Towable net sales, while North American Towable income before income taxes as a percentage of North American Towable net sales increased primarily due to the decrease in the cost of products sold percentage noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2025 compared to the three months ended April 30, 2024:

	Three Months Ended April 30, 2025	% of Segment Net Sales	Three Months Ended April 30, 2024	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$174,783	26.2	$211,340	32.7	$(36,557)	(17.3)
Class C	340,530	51.1	312,980	48.4	27,550	8.8
Class B	151,373	22.7	122,628	18.9	28,745	23.4
Total North American Motorized	$666,686	100.0	$646,948	100.0	$19,738	3.1

	Three Months Ended April 30, 2025	% of Segment Shipments	Three Months Ended April 30, 2024	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	991	18.0	1,040	21.0	(49)	(4.7)
Class C	3,243	58.9	2,867	57.8	376	13.1
Class B	1,273	23.1	1,057	21.2	216	20.4
Total North American Motorized	5,507	100.0	4,964	100.0	543	10.9

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						(12.6)
Class C						(4.3)
Class B						3.0
Total North American Motorized						(7.8)

The increase in total North American Motorized net sales of 3.1% compared to the prior-year quarter resulted from a 10.9% increase in unit shipments and a 7.8% decrease in the overall net price per unit due to the impact of changes in product mix and price, primarily within the Class A product line. According to statistics published by RVIA, for the three months ended April 30, 2025, combined North American motorhome wholesale unit shipments decreased 7.3% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended March 31, 2025 and 2024, our North American market share for motorhomes was 45.9% and 47.8%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The decrease in the overall net price per unit within the Class A product line of 12.6% was mainly due to product mix changes, primarily a higher concentration in the current-year quarter of the more moderately-priced gas units as opposed to the higher-priced diesel units, in addition to higher discounting levels. The decrease in the overall net price per unit within the Class C product line of 4.3% was primarily due to higher discounting levels. The increase in the overall net price per unit within the Class B product line of 3.0% was primarily due to product mix changes and selective net selling price increases being partially offset by higher discounting levels compared to the prior-year quarter.

North American Motorized cost of products sold increased $21,194 to $596,389, or 89.5% of North American Motorized net sales, for the three months ended April 30, 2025 compared to $575,195, or 88.9% of North American Motorized net sales, for the three months ended April 30, 2024. The changes in material, labor, freight-out and warranty costs comprised $23,930 of the overall $21,194 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American Motorized net sales increased to 84.3% for the three months ended April 30, 2025 compared to 83.1% for the three months ended April 30, 2024, with the increase mainly due to an increase in the material cost percentage, primarily due to increased sales discounting and product mix changes, partially offset by a decrease in the warranty cost percentage.

Total manufacturing overhead decreased $2,736, primarily due to lower employee insurance and benefit costs, and decreased as a percentage of North American Motorized net sales from 5.8% to 5.2% as the increase in net sales levels and lower overhead costs resulted in lower overhead costs per unit sold.

The slight decrease in North American Motorized gross profit of $1,456 for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 and the decrease in the gross profit percentage were both primarily due to the increase in the cost of products sold percentage noted above.

North American Motorized selling, general and administrative expenses decreased $157 for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 and there were no changes of significance within its major cost components. The decrease in the overall selling, general and administrative expense as a percentage of North American Motorized net sales is due to the increase in North American Motorized net sales.

The slight decrease in North American Motorized income before income taxes of $289 for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 and the decrease in percentage were both due to the increase in the cost of products sold expense percentage noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2025 compared to the three months ended April 30, 2024:

	Three Months Ended April 30, 2025	% of Segment Net Sales	Three Months Ended April 30, 2024	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$481,554	54.5	$492,490	52.9	$(10,936)	(2.2)
Campervan	252,227	28.5	289,450	31.1	(37,223)	(12.9)
Caravan	59,083	6.7	64,379	6.9	(5,296)	(8.2)
Other	90,678	10.3	84,742	9.1	5,936	7.0
Total European	$883,542	100.0	$931,061	100.0	$(47,519)	(5.1)

	Three Months Ended April 30, 2025	% of Segment Shipments	Three Months Ended April 30, 2024	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	6,484	48.0	6,601	43.0	(117)	(1.8)
Campervan	4,632	34.3	6,194	40.3	(1,562)	(25.2)
Caravan	2,379	17.7	2,568	16.7	(189)	(7.4)
Total European	13,495	100.0	15,363	100.0	(1,868)	(12.2)

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change
European
Motorcaravan	0.3	(0.7)	(0.4)
Campervan	0.3	12.0	12.3
Caravan	0.3	(1.1)	(0.8)
Total European	0.3	6.8	7.1

The decrease in total European Recreational Vehicle net sales of 5.1% compared to the prior-year quarter resulted from a 12.2% decrease in unit shipments offset in part by a 7.1% increase in the overall net price per unit due to the total combined impact of changes in foreign currency, product mix and price. The decrease in European Recreational Vehicle net sales of $47,519 includes an increase of $2,663, or 0.3% netted in the 5.1% decrease, due to the increase in foreign exchange rates compared to the prior-year quarter. According to the most recently published statistics from the European Caravan Federation, our combined European market share for the three months ended March 31, 2025 and 2024 was approximately 23.0% and 23.9%, respectively.

The overall net price per unit increase of 7.1% includes a 0.3% increase due to the impact of foreign currency exchange rate changes and a 6.8% increase due to the combined impact of product mix and price, primarily due to the higher concentration of Motorcaravan sales in the current-year quarter due to improved chassis supply and fewer other component constraints compared to the prior-year quarter.

The constant-currency decrease in the overall net price per unit within the Motorcaravan product line of 0.7% was primarily due to the impact of selective net selling price increases and product mix changes being slightly more than offset by increased sales discounting. The constant-currency increase in the overall net price per unit within the Campervan product line of 12.0% was primarily due to the current-year quarter including a higher concentration of Campervan units with a purchased chassis that is included in the unit sales price as opposed to units with a customer-supplied chassis that is not included in the unit sales price. The constant-currency decrease in the Caravan product line of 1.1% was primarily due to increased sales discounting.

European Recreational Vehicle cost of products sold decreased $27,434 to $740,712, or 83.8% of European Recreational Vehicle net sales, for the three months ended April 30, 2025 compared to $768,146, or 82.5% of European Recreational Vehicle net sales, for the three months ended April 30, 2024. Changes in material, labor, freight-out and warranty costs comprised $26,796 of the $27,434 decrease. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales increased to 73.7% for the three months ended April 30, 2025 compared to 72.9% the three months ended April 30, 2024 as a result of slight increases in both the material cost percentage due to increased sales discounting and the warranty cost percentage.

Total manufacturing overhead decreased by just $638 but increased as a percentage of European Recreational Vehicle net sales from 9.6% to 10.1% due to the net sales decrease resulting in higher overhead costs per unit sold.

The decrease in European Recreational Vehicle gross profit of $20,085 for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 was primarily due to the decrease in European Recreational Vehicle net sales, and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

European Recreational Vehicle selling, general and administrative expenses increased $7,770 for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, primarily due to a total of $6,822 in employee separation costs and an increase in repurchase and related dealer financing costs of $4,529. These increases were partially offset by the impact of the decrease in European Recreational Vehicle net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $1,861, and professional fees decreased by $1,000. The increase in the overall selling, general and administrative expense as a percentage of European Recreational Vehicle net sales is primarily due to the increase in costs coupled with the decrease in European Recreational Vehicle net sales noted above.

The decrease in European Recreational Vehicle income before income taxes of $31,083 for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 was primarily due to the impact of the decrease in European Recreational Vehicle net sales and the increase in selling, general and administrative expenses, and the primary reasons for the decrease in percentage were the increases in both the cost of products sold and selling, general and administrative expense percentages noted above.

Nine Months Ended April 30, 2025 Compared to the Nine Months Ended April 30, 2024

NET SALES:	Nine Months Ended April 30, 2025	Nine Months Ended April 30, 2024	Change Amount	% Change
Recreational vehicles
North American Towable	$2,895,922	$2,747,815	$148,107	5.4
North American Motorized	1,618,192	1,928,531	(310,339)	(16.1)
Total North America	4,514,114	4,676,346	(162,232)	(3.5)
European	2,100,910	2,421,556	(320,646)	(13.2)
Total recreational vehicles	6,615,024	7,097,902	(482,878)	(6.8)
Other	637,591	581,682	55,909	9.6
Intercompany eliminations	(196,908)	(170,343)	(26,565)	(15.6)
Total	$7,055,707	$7,509,241	$(453,534)	(6.0)

# OF UNITS:
Recreational vehicles
North American Towable	94,108	84,258	9,850	11.7
North American Motorized	12,774	14,984	(2,210)	(14.7)
Total North America	106,882	99,242	7,640	7.7
European	31,572	40,335	(8,763)	(21.7)
Total	138,454	139,577	(1,123)	(0.8)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$378,400	13.1	$310,011	11.3	$68,389	22.1
North American Motorized	147,765	9.1	211,866	11.0	(64,101)	(30.3)
Total North America	526,165	11.7	521,877	11.2	4,288	0.8
European	316,407	15.1	405,068	16.7	(88,661)	(21.9)
Total recreational vehicles	842,572	12.7	926,945	13.1	(84,373)	(9.1)
Other, net	127,186	19.9	123,686	21.3	3,500	2.8
Total	$969,758	13.7	$1,050,631	14.0	$(80,873)	(7.7)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$196,732	6.8	$184,717	6.7	$12,015	6.5
North American Motorized	91,732	5.7	103,756	5.4	(12,024)	(11.6)
Total North America	288,464	6.4	288,473	6.2	(9)	—
European	226,960	10.8	221,119	9.1	5,841	2.6
Total recreational vehicles	515,424	7.8	509,592	7.2	5,832	1.1
Other	60,776	9.5	56,549	9.7	4,227	7.5
Corporate	108,492	—	98,395	—	10,097	10.3
Total	$684,692	9.7	$664,536	8.8	$20,156	3.0

INCOME (LOSS) BEFORE INCOME TAXES:	Nine Months Ended April 30, 2025	% of Segment Net Sales	Nine Months Ended April 30, 2024	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$172,560	6.0	$118,319	4.3	$54,241	45.8
North American Motorized	46,262	2.9	96,684	5.0	(50,422)	(52.2)
Total North America	218,822	4.8	215,003	4.6	3,819	1.8
European	49,686	2.4	144,206	6.0	(94,520)	(65.5)
Total recreational vehicles	268,508	4.1	359,209	5.1	(90,701)	(25.3)
Other, net	38,083	6.0	35,650	6.1	2,433	6.8
Corporate	(153,767)	—	(173,033)	—	19,266	11.1
Total	$152,824	2.2	$221,826	3.0	$(69,002)	(31.1)

CONSOLIDATED

Consolidated net sales for the nine months ended April 30, 2025 decreased $453,534, or 6.0%, compared to the nine months ended April 30, 2024. Approximately 29.8% of the Company’s consolidated net sales for the nine months ended April 30, 2025 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The $453,534 decrease in consolidated net sales included a decrease $1,393 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative periods.

Consolidated gross profit for the nine months ended April 30, 2025 decreased $80,873 compared to the nine months ended April 30, 2024. Consolidated gross profit was 13.7% of consolidated net sales for the nine months ended April 30, 2025 and 14.0% for the nine months ended April 30, 2024. The decreases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the decrease in consolidated net sales in the current-year period compared to the prior-year period.

Selling, general and administrative expenses for the nine months ended April 30, 2025 increased $20,156, or 3.0%, compared to the nine months ended April 30, 2024. This increase included the impact of the 6.0% decrease in consolidated net sales and the decrease in income before income taxes, which resulted in lower commissions and other incentive compensation, which was more than offset by the increase in certain Corporate selling, general and administrative expenses as discussed below.

The increase in net expense included in Other income (expense), net of $8,300 for the nine months ended April 30, 2025 as compared to the nine months ended April 30, 2024 includes the $6,543 unfavorable change in Corporate other income and expenses as discussed below relative to the fair value of the Company's deferred compensation plan assets due to market value fluctuations between the two periods, as well as a decrease of $8,129 in gains on the dispositions of property, plant and equipment compared to the prior-year period. These unfavorable changes were partially offset by an improvement in the operating results of our equity investments of $7,979.

The decrease of $69,002, or 31.1%, in income before income taxes for the nine months ended April 30, 2025 compared to the nine months ended April 30, 2024 was primarily driven by the impact of the decrease in consolidated net sales and the increase in selling, general and administrative expenses noted above.

The overall effective income tax rate for the nine months ended April 30, 2025 was 15.0% compared with 21.6% for the nine months ended April 30, 2024. The year-over-year change is a result of the jurisdictional mix of earnings between foreign and domestic operations, inclusive of foreign exchange gains not subject to taxation during the nine months ended April 30, 2025. In addition, income tax benefits were recorded from certain tax provision adjustments that primarily resulted from changes in estimates while completing the prior-year return during the nine months ended April 30, 2025.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in consolidated selling, general and administrative expenses increased $10,097 for the nine months ended April 30, 2025 compared to the nine months ended April 30, 2024. The increase included an increase in compensation costs of $15,071, primarily due to employee separation costs related to certain headcount reductions in the current-year period, and the prior-year period included income of $16,900 related to the matters discussed in Note 14 to the Condensed Consolidated Financial Statements. These increases were partially offset by a decrease in deferred compensation expense of $5,631 due to market value fluctuations between the two periods, which was primarily offset by the decrease in other income related to the deferred compensation plan assets noted below. In addition, there was a decrease of $9,178 in legal and professional fees, primarily due to the prior-year period including $7,175 of third-party fees related to the November 2023 debt refinancing, a decrease in certain dealer promotional costs of $4,350 and a decrease of $3,675 in costs related to our standby repurchase obligations reserve due to reductions in both dealer inventory levels and repurchase activity compared to the prior-year period.

Net expense from Corporate interest and other income and expense decreased $29,363 for the nine months ended April 30, 2025 compared to the nine months ended April 30, 2024. Net interest expense decreased by $29,009 primarily due to lower average outstanding debt balances and lower interest rates coupled with the prior-year interest expense including debt extinguishment charges of $7,566 related to the November 2023 debt refinancing. In addition, the recorded operating results of our equity investments as discussed in Note 8 to the Condensed Consolidated Financial Statements improved by $7,979 in the current-year period as compared to the prior-year period, and there were favorable changes of $1,754 in the fair value of certain other equity investments due to market value fluctuations between the two periods. These favorable changes were partially offset by an unfavorable change of $6,543 in the fair value of the Company’s deferred compensation assets and an unfavorable change of $2,639 related to non-cash foreign currency gains on certain Euro-denominated loans between the two periods.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2025 compared to the nine months ended April 30, 2024:

	Nine Months Ended April 30, 2025	% of Segment Net Sales	Nine Months Ended April 30, 2024	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$1,797,995	62.1	$1,811,215	65.9	$(13,220)	(0.7)
Fifth Wheels	1,097,927	37.9	936,600	34.1	161,327	17.2
Total North American Towable	$2,895,922	100.0	$2,747,815	100.0	$148,107	5.4

	Nine Months Ended April 30, 2025	% of Segment Shipments	Nine Months Ended April 30, 2024	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	77,015	81.8	68,808	81.7	8,207	11.9
Fifth Wheels	17,093	18.2	15,450	18.3	1,643	10.6
Total North American Towable	94,108	100.0	84,258	100.0	9,850	11.7

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towable
Travel Trailers						(12.6)
Fifth Wheels						6.6
Total North American Towable						(6.3)

The increase in total North American Towable net sales of 5.4% compared to the prior-year period resulted from a 11.7% increase in unit shipments and a 6.3% decrease in the overall net price per unit due to the combined impact of changes in product mix and price. The increase in unit shipments was primarily due to the heightened demand for the lower-cost travel trailer units as compared to the prior-year period. According to statistics published by RVIA, for the nine months ended April 30, 2025, combined North American travel trailer and fifth wheel wholesale unit shipments increased 10.4% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the nine-month periods ended March 31, 2025 and 2024, our North American market share for travel trailers and fifth wheels combined was 37.8% and 40.4%, respectively. Comparisons of Company shipments to industry shipments on an interim basis would not necessarily be indicative of the results expected for a full fiscal year.

The decrease in the overall net price per unit within the travel trailer product line of 12.6% was primarily due to current product mix trending toward more moderately-priced units as compared to the prior-year period. The increase within the fifth wheel product line of 6.6% was primarily due to product mix changes and lower sales discounting as compared to the prior-year period.

North American Towable cost of products sold increased $79,718 to $2,517,522, or 86.9% of North American Towable net sales, for the nine months ended April 30, 2025 compared to $2,437,804, or 88.7% of North American Towable net sales, for the nine months ended April 30, 2024. Changes in material, labor, freight-out and warranty costs comprised $76,448 of the $79,718 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales were 78.9% for the nine months ended April 30, 2025 compared to 80.4% for the nine months ended April 30, 2024, with the reduction including a decrease in the material cost percentage from the combined favorable impacts of lower sales discounting and cost-saving initiatives, and both the freight-out and warranty cost percentage also improved.

Total manufacturing overhead increased $3,270 in correlation with the increase in sales and decreased as a percentage of North American Towable net sales from 8.3% to 8.0%.

The increase of $68,389 in North American Towable gross profit for the nine months ended April 30, 2025 compared to the nine months ended April 30, 2024 was driven by the increase in North American Towable net sales and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

The increase of $12,015 in North American Towable selling, general and administrative expenses for the nine months ended April 30, 2025 compared to the nine months ended April 30, 2024 was primarily due to the impact of the increase in North American Towable net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $9,747. The slight increase in the overall selling, general and administrative expense as a percentage of North American Towable net sales is primarily due to an increase in the incentive compensation cost percentage due to the increase in income before income taxes.

The increase of $54,241 in North American Towable income before income taxes for the nine months ended April 30, 2025 compared to the nine months ended April 30, 2024 was primarily due to the increase in North American Towable net sales, and the primary reason for the increase in percentage was the decrease in the cost of products sold percentage noted above.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2025 compared to the nine months ended April 30, 2024:

	Nine Months Ended April 30, 2025	% of Segment Net Sales	Nine Months Ended April 30, 2024	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$479,368	29.6	$597,559	31.0	$(118,191)	(19.8)
Class C	778,810	48.1	922,388	47.8	(143,578)	(15.6)
Class B	360,014	22.3	408,584	21.2	(48,570)	(11.9)
Total North American Motorized	$1,618,192	100.0	$1,928,531	100.0	$(310,339)	(16.1)

	Nine Months Ended April 30, 2025	% of Segment Shipments	Nine Months Ended April 30, 2024	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	2,594	20.3	2,995	20.0	(401)	(13.4)
Class C	7,190	56.3	8,451	56.4	(1,261)	(14.9)
Class B	2,990	23.4	3,538	23.6	(548)	(15.5)
Total North American Motorized	12,774	100.0	14,984	100.0	(2,210)	(14.7)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						(6.4)
Class C						(0.7)
Class B						3.6
Total North American Motorized						(1.4)

The decrease in total North American Motorized net sales of 16.1% compared to the prior-year period resulted from a 14.7% decrease in unit shipments and a 1.4% decrease in the overall net price per unit due to the combined impact of changes in product mix and price, which included elevated sales discounts compared to the prior-year period. The decrease in unit shipments was primarily due to a softening in current dealer and consumer demand in comparison with the demand in the prior-year period. According to statistics published by RVIA, for the nine months ended April 30, 2025, combined North American motorhome wholesale unit shipments decreased 17.9% compared to the same period last year. According to statistics published by Stat Surveys, for the nine-month periods ended March 31, 2025 and 2024, our North American market share for motorhomes was 46.7% and 48.1%, respectively. Comparisons of Company shipments to industry shipments on an interim basis would not necessarily be indicative of the results expected for a full fiscal year.

The decrease in the overall net price per unit within the Class A product line of 6.4%, was primarily due to product mix changes, primarily a higher concentration in the current-year period of the more moderately-priced gas units as opposed to the higher-priced diesel units, in addition to higher discounting levels. The slight decrease in the overall net price per unit within the Class C product line of 0.7% was primarily due to higher discounting levels, and the Class B product line increase of 3.6% was primarily due to increases from product mix changes and selective net selling price increases being partially offset by higher discounting levels since the prior-year period.

North American Motorized cost of products sold decreased $246,238 to $1,470,427, or 90.9% of North American Motorized net sales, for the nine months ended April 30, 2025 compared to $1,716,665, or 89.0% of North American Motorized net sales, for the nine months ended April 30, 2024. Changes in material, labor, freight-out and warranty costs comprised $230,211 of the $246,238 decrease. Material, labor, freight-out and warranty costs as a combined percentage of North American Motorized net sales increased to 84.6% for the nine months ended April 30, 2025 compared to 82.9% for the nine months ended April 30, 2024, with the increase due to an increase in the material cost percentage, primarily due to higher sales discounting and product mix changes, partially offset by a decrease in the warranty cost percentage.

Total manufacturing overhead decreased $16,027 with the decrease in net sales but increased slightly as a percentage of North American Motorized net sales from 6.1% to 6.3% as the decrease in net sales levels resulted in higher overhead costs per unit sold.

The decrease of $64,101 in North American Motorized gross profit for the nine months ended April 30, 2025 compared to the nine months ended April 30, 2024 was driven by the decrease in North American Motorized net sales, and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease of $12,024 in North American Motorized selling, general and administrative expenses for the nine months ended April 30, 2025 compared to the nine months ended April 30, 2024 was primarily due to the decreases in North American Motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $11,008. The increase in the overall selling, general and administrative expense as a percentage of North American Motorized net sales was primarily due to the decrease in North American Motorized net sales.

The decrease of $50,422 in North American Motorized income before income taxes for the nine months ended April 30, 2025 compared to the nine months ended April 30, 2024 was primarily due to the decrease in North American Motorized net sales, and the primary reason for the decrease in percentage was the increase in the cost of products sold percentage noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2025 compared to the nine months ended April 30, 2024:

	Nine Months Ended April 30, 2025	% of Segment Net Sales	Nine Months Ended April 30, 2024	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$1,135,416	54.0	$1,263,814	52.2	$(128,398)	(10.2)
Campervan	591,407	28.2	755,783	31.2	(164,376)	(21.7)
Caravan	134,334	6.4	180,093	7.4	(45,759)	(25.4)
Other	239,753	11.4	221,866	9.2	17,887	8.1
Total European	$2,100,910	100.0	$2,421,556	100.0	$(320,646)	(13.2)

	Nine Months Ended April 30, 2025	% of Segment Shipments	Nine Months Ended April 30, 2024	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	15,088	47.8	16,714	41.4	(1,626)	(9.7)
Campervan	10,948	34.7	16,316	40.5	(5,368)	(32.9)
Caravan	5,536	17.5	7,305	18.1	(1,769)	(24.2)
Total European	31,572	100.0	40,335	100.0	(8,763)	(21.7)

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change
European
Motorcaravan	(0.1)	(0.4)	(0.5)
Campervan	(0.1)	11.3	11.2
Caravan	(0.1)	(1.1)	(1.2)
Total European	(0.1)	8.6	8.5

The decrease in total European Recreational Vehicle net sales of 13.2% compared to the prior-year period resulted from a decrease of 21.7% in unit shipments offset in part by an increase of 8.5% in the overall net price per unit due to the total combined impact of changes in foreign currency, product mix and price. The decrease in European Recreational Vehicle net sales of $320,646 includes a decrease of $1,393, or 0.1% of the 13.2% decrease, due to the decrease in foreign exchange rates since the prior-year period. According to the most recently published statistics from the European Caravan Federation, our combined European market share for the nine-month periods ended March 31, 2025 and 2024 was approximately 22.7% and 21.7%, respectively.

The overall net price per unit increase of 8.5% included a decrease of 0.1% due to the impact of foreign currency exchange rate changes and a constant-currency increase of 8.6% due to the combined impact of product mix and selling price increases, primarily due to the much higher concentration of Motorcaravan sales in the current-year period due primarily to improved supply of chassis and other components in the current-year period compared to the prior-year period.

The constant-currency decreases in the Motorcaravan product line of 0.4% and in the Caravan product line of 1.1% were both primarily due to the impact of increased sales discounting. The constant-currency increase in the overall net price per unit within the Campervan product line of 11.3% was primarily due to the current-year period including a higher concentration of Campervan units with a purchased chassis that is included in the unit sales price as opposed to a customer-supplied chassis that is not included in the unit sales price.

European Recreational Vehicle cost of products sold decreased $231,985 to $1,784,503, or 84.9% of European Recreational Vehicle net sales, for the nine months ended April 30, 2025 compared to $2,016,488, or 83.3% of European Recreational Vehicle net sales, for the nine months ended April 30, 2024. Changes in material, labor, freight-out and warranty costs comprised $226,415 of the $231,985 decrease. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales increased to 73.0% for the nine months ended April 30, 2025 compared to 72.7% for the nine months ended April 30, 2024, with the increase primarily due to an increase in the material cost percentage due to increased sales discounting.

Total manufacturing overhead decreased with the decrease in European Recreational Vehicle net sales but increased as a percentage of European Recreational Vehicle net sales from 10.6% to 11.9% primarily due to the sales decrease resulting in higher overhead costs per unit sold.

The decrease of $88,661 in European Recreational Vehicle gross profit for the nine months ended April 30, 2025 compared to the nine months ended April 30, 2024 was primarily due to the decrease in European Recreational Vehicle net sales, and the decrease in gross profit percentage was primarily due to the increase in the manufacturing overhead percentage noted above.

The increase of $5,841 in European Recreational Vehicle selling, general and administrative expenses for the nine months ended April 30, 2025 compared to the nine months ended April 30, 2024 was primarily due to a combined total of $6,822 in employee separation costs and an increase in repurchase and dealer financing costs of $4,762. These increases were partially offset by the impact of the decrease in European Recreational Vehicle net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $3,576 and professional fees decreased $2,533.

The decrease of $94,520 in European Recreational Vehicle income before income taxes for the nine months ended April 30, 2025 compared to the nine months ended April 30, 2024 was primarily due to the impact of the 13.2% decrease in European Recreational Vehicle net sales. The primary reasons for the decrease in percentage were the increases in both the cost of products sold and selling, general and administrative expense percentages noted above.

Liquidity and Capital Resources

As of April 30, 2025, we had $508,321 in cash and cash equivalents, of which $363,230 was held in the U.S. and the equivalent of $145,091, predominantly in Euros, was held in Europe, compared to $501,316 on July 31, 2024, of which $373,031 was held in the U.S. and the equivalent of $128,285, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of the $7,005 increase in cash and cash equivalents are described in more detail below, but the increase was primarily attributable to cash provided by operations of $319,249 being mostly offset by cash used in investing activities of $67,342 and cash used in financing activities of $244,090.

Net working capital at April 30, 2025 was $1,180,697 compared to $1,083,005 at July 31, 2024. Capital expenditures of $85,050 for the nine months ended April 30, 2025 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. In addition, the unused availability under our revolving asset-based credit facility is generally available to the Company for general operating purposes and approximated $985,000 at April 30, 2025. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

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

Our current estimate of committed and internally approved capital spend for the remainder of fiscal 2025 is approximately $50,000, primarily for certain building projects as well as replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business. We anticipate approximately one-half will be in North America and one-half in Europe, and that these expenditures will be funded by cash provided by our operating activities.

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

Operating Activities

Net cash provided by operating activities for the nine months ended April 30, 2025 was $319,249 as compared to net cash provided by operating activities of $207,532 for the nine months ended April 30, 2024.

For the nine months ended April 30, 2025, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $353,812 of operating cash. The change in net working capital resulted in a net use of $34,563 of operating cash during that period, primarily due to required income tax payments during the period exceeding the income tax provision for the period, as the net cash impact on the changes in accounts receivable and accounts payable was minimal.

For the nine months ended April 30, 2024, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $392,784 of operating cash. The change in working capital resulted in the net use of $185,252 of operating cash during that period, primarily due to a seasonal increase in trade accounts receivable, required income tax payments during the period exceeding the income tax provision for the period, and a decrease in certain accrued liabilities as a result of the reduction in sales and production when compared to the prior-year period.

Investing Activities

Net cash used in investing activities for the nine months ended April 30, 2025 was $67,342, primarily due to capital expenditures of $85,050 partially offset by proceeds from the dispositions of property, plant and equipment of $22,093.

Net cash used in investing activities for the nine months ended April 30, 2024 was $102,889, primarily due to capital expenditures of $106,069.

Financing Activities

Net cash used in financing activities for the nine months ended April 30, 2025 was $244,090, primarily for debt payments on the term-loan credit facilities of $110,000 and on other debt of $29,167 as well as regular quarterly dividend payments of $0.50 per share for each of the first three quarters of fiscal 2025 totaling $79,755.

Net cash used in financing activities for the nine months ended April 30, 2024 was $173,327, which included borrowings of $113,502 on the asset-based credit facility for temporary working capital needs and subsequent payments of $111,555 on the asset-based credit facility. In addition, borrowings of $186,723 were made in connection with the November 2023 debt refinancing as discussed in Note 12 to the Condensed Consolidated Financial Statements, and payments totaling $227,626 were made on the term-loan credit facilities, of which $127,626 was paid in connection with the debt refinancing. Treasury share repurchases of $43,034 were made and regular quarterly dividend payments of $0.48 per share for each of the first three quarters of fiscal 2024 were also made totaling $76,730.

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

The Company also holds $374,223 of debt denominated in Euros at April 30, 2025. A hypothetical 10% change in the Euro/U.S. dollar exchange rate would change our April 30, 2025 debt balance by approximately $37,422.

INTEREST RATE RISK – Based on our assumption of the Company’s floating-rate debt levels over the next 12 months, a one-percentage-point increase in interest rates (approximately 18.0% of our weighted-average interest rate at April 30, 2025) would result in an estimated $5,079 reduction in income before income taxes over a one-year period.

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

During the quarter ended April 30, 2025, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition, the potential for the imposition of new or additional U.S. tariffs on imports as well as potential retaliatory tariffs or other measures certain other countries may impose on U.S. imports has increased with the new U.S. federal administration. These actions could increase our cost of goods sold and negatively impact our business and operating results. We may not be able to mitigate the effects of any tariffs without impacting our competitive position and customers’ demand for our products. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials and production processes.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

No director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) during the three months ended April 30, 2025.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2025 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	June 4, 2025	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	June 4, 2025	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer