Form 10-K
period 2025-07-31
THOR INDUSTRIES INC
filed 2025-09-24
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2025
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
Yes  ☐    No  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2025 was approximately $5.226 billion based on the closing price of the registrant’s common shares on January 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) current executive officers of the registrant who are identified as “named executive officers” pursuant to Item 10 of the registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. The exclusion of such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of shares of the registrant’s common stock outstanding as of September 16, 2025 was 52,633,210.
Documents incorporated by reference:
Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated, all Dollar and Euro amounts are presented in thousands except per share data.
ITEM 1. BUSINESS

General

Our Company was founded in 1980 and has grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. The Company manufactures a wide variety of RVs in the United States (“U.S.”) and Europe, and sells those vehicles, as well as related parts and accessories, primarily to independent, non-franchise dealers throughout the United States, Canada and Europe. We are incorporated in Delaware and are the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Our principal executive office is located at 52700 Independence Ct., Elkhart, Indiana 46514 and our telephone number is (574) 970-7460. Our Internet address is www.thorindustries.com. We maintain copies of our recent filings with the Securities and Exchange Commission (“SEC”), available free of charge, on our web site. Unless the context otherwise requires or indicates, all references to “THOR”, the “Company”, “we”, “our” and “us” refer to THOR Industries, Inc. and its subsidiaries.

Our principal North American recreational vehicle operating subsidiaries are Airstream, Inc. (“Airstream”), Heartland Recreational Vehicles, LLC (“Heartland”, which will be reported as a component of Jayco beginning in fiscal 2026), Jayco, Inc. (“Jayco”), Keystone RV Company (“Keystone”), K.Z., Inc. (“KZ”), Thor Motor Coach, Inc. (“Thor Motor Coach”) and Tiffin Motorhomes, Inc. (“Tiffin Group”).

Our European recreational vehicle operations include nine primary RV production locations producing numerous brands within Europe, including Buccaneer, Buerstner, Carado, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore.

North American Recreational Vehicles

For the fiscal years ended July 31, 2025, 2024 and 2023, THOR, through its operating subsidiaries, is the largest manufacturer of RVs in North America, by units sold and revenue, based on retail statistics published by Statistical Surveys, Inc. (“Stat Surveys”) and other reported data. Our North American operating subsidiaries are as follows:

Airstream

Airstream manufactures and sells premium quality travel trailers and motorhomes. Airstream travel trailers are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreational vehicle industry. Airstream manufactures and sells travel trailers under the trade names Airstream Classic, Globetrotter, International, Tradewind, Flying Cloud, Caravel, Bambi and Basecamp. Airstream also sells the Interstate, Atlas and Rangeline series of Class B motorhomes.

Heartland

Heartland manufactured and sold conventional travel trailers and fifth wheels and included the operations of Heartland, Cruiser RV and DRV. Heartland manufactured and sold conventional travel trailers and fifth wheels under trade names such as Bighorn, North Trail, Cyclone, Prowler and Sundance. Heartland's trade names have been transferred to Jayco and, as such, will be reported as a component of Jayco beginning in fiscal 2026.

Jayco

Jayco manufactures and sells conventional travel trailers, fifth wheels and motorhomes, and includes the operations of Jayco, Starcraft, Highland Ridge and Entegra Coach. Jayco manufactures and sells conventional travel trailers and fifth wheels under trade names such as Jay Flight, Jay Feather, Eagle and Pinnacle, and also manufactures Class A, Class C and Class B motorhomes under trade names such as Alante, Precept, Greyhawk and Redhawk. Starcraft manufactures and sells conventional travel trailers and fifth wheels under trade names such as Autumn Ridge and Super Lite. Highland Ridge manufactures and sells conventional travel trailers and fifth wheels under trade names such as Open Range. Entegra Coach manufactures and sells Class A motorhomes under trade names such as Insignia, Aspire, Anthem and Cornerstone and Class A, Class C and Class B motorhomes under trade names such as Odyssey, Esteem and Emblem.

Keystone

Keystone manufactures and sells conventional travel trailers and fifth wheels and includes the operations of Keystone, Dutchmen and CrossRoads. Keystone manufactures and sells conventional travel trailers and fifth wheels under trade names such as Montana, Springdale, Hideout, Sprinter, Outback, Arcadia, Bullet, Fuzion, Raptor, Reign, Passport, Sprout, Cougar and Coleman, while the Dutchmen travel trailer and fifth wheel trade names include Kodiak, Aspen Trail, Astoria, Denali, Voltage and Colorado. CrossRoads manufactures and sells conventional travel trailers and fifth wheels under trade names such as Cruiser, Volante, Sunset Trail and Zinger and luxury fifth wheels under the trade name Redwood.

KZ

KZ manufactures and sells conventional travel trailers and fifth wheels and includes the operations of KZ and Venture RV. KZ manufactures and sells conventional travel trailers and fifth wheels under trade names such as Classic, Sportsmen, Connect, Ridgeway, Durango, Durango Gold and Sportster X, while Venture RV manufactures and sells conventional travel trailers and fifth wheels under trade names such as Sienna, Sonic, Stratus and SportTrek.

Thor Motor Coach

Thor Motor Coach manufactures and sells gasoline and diesel Class A, Class C and Class B motorhomes. Its products are sold under trade names such as Ace, Aria, Axis, Challenger, Chateau, Compass, Dazzle, Delano, Echelon, Four Winds, Gemini, Geneva, Hurricane, Inception, Indigo, Luminate, Magnitude, Miramar, Omni, Outlaw, Palazzo, Palazzo GT, Quantum, Resonate, Rize, Riviera, Sanctuary, Scope, Sequence, Tellaro, Tiburon, Tranquility, Tuscany, Twist, Vegas and Windsport.

Tiffin Group

The Tiffin Group manufactures and sells conventional motorhomes and includes the operations of Tiffin Motorhomes, Inc. Tiffin Motorhomes, Inc. manufactures and sells premium diesel and gasoline Class A, Class C and Class B motorhomes under trade names such as Allegro, Allegro Bay, Allegro Breeze, Allegro Bus, Allegro Red, Byway, GH1, GT1, Midas, Open Trail, Phaeton, Wayfarer and Zephyr.

European Recreational Vehicles

THOR, through its Erwin Hymer Group (“EHG”) operating subsidiary, is a leading manufacturer of recreational vehicles in Europe, according to statistics published by the Caravaning Industry Association e.V. (“CIVD”) and the European Caravan Foundation (“ECF”).

Erwin Hymer Group

EHG manufactures motorized and towable recreational vehicles, including motorcaravans, campervans, urban vehicles and caravans in nine primary RV production locations within Europe. EHG produces and sells numerous brands primarily within Europe, such as Buccaneer, Buerstner, Carado, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore. In addition, EHG’s operations include other RV-related products and services.

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

Product Line Sales and Segment Information

The Company has three reportable segments: (1) North American Towable Recreational Vehicles, (2) North American Motorized Recreational Vehicles and (3) European Recreational Vehicles. The North American Towable Recreational Vehicles reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland, Jayco (towable), Keystone and KZ. The North American Motorized Recreational Vehicles reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (motorized) Thor Motor Coach and the Tiffin Group. The European Recreational Vehicles reportable segment consists solely of the EHG business. EHG manufactures a full line of motorized and towable recreational vehicles, including motorcaravans, campervans, urban vehicles and caravans in nine RV production locations within Europe.

The operations of the Company’s Airxcel and Postle subsidiaries are included in “Other” in Note 2 to the Consolidated Financial Statements. Net sales included in Other primarily relate to the sale of aluminum extrusions and specialized RV component products. Intercompany eliminations adjust for Airxcel and Postle sales to the Company’s North American Towable and North American Motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of such components to third-party customers.

Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, deferred compensation plan assets, equity and other investments and certain Corporate real estate holdings primarily utilized by certain U.S.-based operating subsidiaries.

The table below sets forth the contribution of each of the Company’s reportable segments to net sales in each of the last three fiscal years:

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Recreational vehicles:
North American Towable	$3,784,666	39.5	$3,679,671	36.6	$4,202,628	37.8
North American Motorized	2,175,604	22.7	2,445,850	24.4	3,314,170	29.8
European	3,023,961	31.6	3,364,980	33.5	3,037,147	27.3
Total recreational vehicles	8,984,231	93.8	9,490,501	94.5	10,553,945	94.9
Other	859,609	9.0	781,927	7.8	777,639	7.0
Intercompany eliminations	(264,350)	(2.8)	(229,020)	(2.3)	(209,979)	(1.9)
Total	$9,579,490	100.0	$10,043,408	100.0	$11,121,605	100.0
For additional information regarding our segments, see Note 2 to the Consolidated Financial Statements.

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

Motorcaravans are similar to the Class A and Class C motorized products in the North American market. Motorcaravans include various types such as integrated, semi-integrated and alcove, and are generally constructed on light-duty truck chassis, supplied complete with engine and drivetrain components by chassis manufacturers such as Stellantis, Mercedes-Benz and Ford. The main difference between European motorcaravans as compared to RVs in the North American market is that the focus in Europe is on lighter and smaller vehicles due to weight restrictions and driving license requirements.

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

Production

In order to minimize finished inventory, our recreational vehicles in both North America and Europe are generally produced to dealer order. Our facilities are designed to provide efficient, assembly-line manufacturing of products. In North America, capacity increases can generally be achieved relatively quickly and at relatively low cost, largely by acquiring, leasing or building additional facilities and equipment and increasing the number of production employees. In Europe, that process is typically longer and involves higher costs. In North America, capacity decreases can generally be achieved relatively quickly and at relatively low cost, mainly by decreasing the number of production employees. In Europe, short-term capacity decreases can generally be achieved by adjusting work schedules and reducing the number of short-term contract and temporary workers. Long-term capacity reductions in Europe generally involve agreed-upon terms with the applicable works council.
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

It is extremely difficult to predict when or whether future supply chain issues related to chassis or other components used in the production of RVs will arise. Modifying available chassis for certain motorized products to use for other products is not a viable alternative, particularly in the short term, due to engineering requirements. The North American recreational vehicle industry has, from time to time in the past, experienced shortages of chassis for various reasons, including component shortages, production delays or other production issues and work stoppages at the chassis manufacturers. In Europe, while the overall chassis supply has improved, disruption in the sequence of chassis supply has in the past, and could in the future, inhibit our ability to efficiently and consistently maintain our planned production levels.

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

In Europe, we continued to experience cost increases and intermittent supply shortages and delivery delays of other, non-chassis raw material components for some brands which negatively impacted the efficiency of our production in the current fiscal year. We believe these shortages and delays will improve, but could continue to result in production inefficiencies in the near term, which would have a negative impact on our operating results due to lost efficiencies as a result of not completing units within the normal production sequence.

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

Seasonality

Historically, since recreational vehicles were used primarily by vacationers and campers, our recreational vehicle sales tend to be seasonal and, in most geographical areas, tend to be lower during the winter months than in other periods. As a result of being primarily used for vacations, our recreational vehicle sales are historically lowest during our second fiscal quarter, which ends on January 31 of each year. In times of high consumer demand or other macro or social disruptions, seasonality may differ from the normal patterns noted above.

Marketing and Distribution

We sell our recreational vehicles primarily to independent, non-franchise dealers located throughout the United States, Canada and Europe. Each of our recreational vehicle operating subsidiaries sells to its own network of independent dealers, with many dealers carrying more than one of our product lines as well as products from other manufacturers. As of July 31, 2025, there were approximately 2,400 independent, non-franchise dealership locations carrying our products in the U.S. and Canada and approximately 1,100 dealership locations, of which two are Company-owned, carrying our products throughout Europe. We believe that the working relationships between the management and sales personnel of our operating entities and the independent dealers provide us with valuable information on customer preferences and the quality and marketability of our products.

Our European brands distribute their vehicles in Europe through dealer networks that offer various EHG brands covering all price segments in each region, avoiding brand overlap even in regions with two or more dealers that offer EHG brands. The European dealer base is comprised primarily of independent dealers, although EHG does operate two Company-owned dealerships. Approximately 49% of independent European dealers sell EHG brands exclusively.

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

One dealer, FreedomRoads, LLC, accounted for approximately 14.0% of our consolidated net sales in fiscal 2025 and for approximately 14.0% and 13.0% in fiscal 2024 and fiscal 2023, respectively. This dealer also accounted for approximately 14.0% of the Company’s consolidated trade accounts receivable at July 31, 2025 and approximately 10.0% at July 31, 2024.

We generally do not finance dealer purchases. Most dealers are financed on a “floor plan” basis by an unrelated bank or financing company, which lends the dealer all, or substantially all, of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreational vehicle industry, we will generally execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request. Repurchase agreements provide that, typically for a period of up to 18 months after a unit is financed and in the event of default by the dealer and notification from the lending institution of the dealer default, we will repurchase all of the applicable or qualifying dealer units repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. Estimating the timing and volume of any potential future repurchase demands, and the related losses to the Company, is difficult and subject to uncertainty. The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2025 and July 31, 2024 were $3,484,235 and $3,642,137, respectively. Losses incurred related to repurchase agreements that were settled in fiscal 2025 and fiscal 2023 were not material and totaled $7,107 in fiscal 2024.

Backlog

The backlogs for our North American Towable, North American Motorized and European Recreational Vehicle segments as of July 31, 2025 and July 31, 2024, respectively, were as follows:

	July 31, 2025	July 31, 2024	Change Amount	% Change
Recreational vehicles
North American Towable	$525,014	$552,379	$(27,365)	(5.0)
North American Motorized	1,004,620	776,903	227,717	29.3
Total North America	1,529,634	1,329,282	200,352	15.1
European	1,525,592	1,950,793	(425,201)	(21.8)
Total	$3,055,226	$3,280,075	$(224,849)	(6.9)

The increase in total North American Recreational Vehicle backlog is primarily due to an increase in North American Motorized backlog, which was adversely impacted at July 31, 2024 by lower retail sales and dealer and consumer concerns over the higher interest rates and carrying costs at that time.

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

The decrease in European Recreational Vehicle backlog is primarily due to improved chassis supply availability and a return to normalized dealer inventory levels at July 31, 2025.

Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. The manufacturing time in the recreational vehicle business is relatively short. Barring any significant and longer-term material supply constraints, the existing backlogs of the North American Towable, North American Motorized and European Recreational Vehicle segments are generally expected to be filled in the remainder of calendar 2025 and the first half of calendar 2026.

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

Regulation

In the countries where we operate and our products are sold, we are subject to various vehicle safety and compliance standards. Within the United States, we are a member of the RVIA, a voluntary association of recreational vehicle manufacturers which promulgates recreational vehicle safety standards in the United States. We manufacture recreational vehicles in accordance with these standards and, in turn, are permitted to place an RVIA seal on each of our North American recreational vehicles to certify that the RVIA’s standards have been met. We also comply with the National Highway Traffic Safety Administration (“NHTSA”) in the U.S. and with similar standards within Canada and Europe as it relates to the safety of our products. We rely upon certifications obtained by chassis manufacturers with respect to compliance with applicable motorized vehicle emission control standards and work with chassis manufacturers to ensure they remain compliant with the United States Environmental Protection Agency (“EPA”) and state-specific requirements, including mandates on the production and sale of zero-emission vehicles and near-zero emission vehicles.

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

Our primary RV competitors within the North American Towable and North American Motorized segments are Forest River, Inc. and Winnebago Industries, Inc. We are the largest recreational vehicle manufacturer in North America in terms of both units sold and revenue. According to Statistical Surveys, Inc., for the six months ended June 30, 2025, THOR’s current combined U.S. and Canadian market share based on unit retail sales was approximately 39.1% for travel trailers and fifth wheels combined and approximately 48.3% for motorhomes.

Our primary RV competitors within the European Recreational Vehicle segment are Trigano, Hobby/Fendt, Knaus Tabbert and various vehicle manufacturers. According to CIVD, EHG’s current European market share for the six months ended June 30, 2025 based on unit retail sales was approximately 26.1% for motorcaravans and campervans combined and approximately 17.3% for caravans.

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

At July 31, 2025, we employed approximately 20,900 full-time employees worldwide, including approximately 13,200 full-time employees in the United States, of which approximately 2,100 were salaried, and approximately 7,700 full-time employees in Europe, of which approximately 3,900 were salaried. As of July 31, 2025, approximately 230 of our North American employees were represented by certified labor organizations. Our European-based operations are subject to employee contracts, works councils and certain other labor organizations. We believe that we maintain a good working relationship with our employees.

We and our operating subsidiaries share a global commitment to all our stakeholders to foster a workplace culture where dignity and respect for team members is encouraged and where each team member is supported to achieve their maximum potential. We believe that our performance is significantly impacted by our human capital management, and, as a result, we consistently strive to attract, select, engage, develop and retain strong, diverse talent as summarized below.

People-First Culture

We strive to foster a people-first culture where team members are valued as the heart of our success. We believe that when individuals feel supported, respected and empowered they bring their best selves to work – and that drives everything we do. From prioritizing open communication and professional growth to ensuring well-being and inclusivity, our commitment to people shapes our decisions and strengthens our workplace. By putting people first, we create a culture of trust, collaboration and continuous improvement that benefits not only our team, but also our customers and the communities we serve.

Competitive Pay and Benefits

We conduct our operations through subsidiaries located in various regions within U.S. and Europe, each of which operates independently with its own unique culture. Competitive compensation and benefits packages are tailored to meet the specific needs and expectations of the employees at each of our operating subsidiaries with the goal of attracting and retaining the best talent.

Team Member Safety and Wellness

Our commitment to maintaining the health, safety and well-being of each of our team members is reflected in our safety culture. With the ultimate goal of eliminating workplace injuries and hazards, our approach to safety and wellness is supported by consistent and effective communication, the regular sharing of best practices and enhanced Corporate-led safety audits, in addition to both external and internal benchmarking. Each of our operating subsidiaries, in both the U.S. and Europe, has developed and maintain site-specific environmental health and safety plans that align with our overall goal of reducing risk and complying with safety laws, standards and regulations. We require all accidents, injuries, unsafe equipment and hazardous conditions or practices be reported immediately to management so the details can be reviewed to determine what, if any, additional safety measures are warranted to support team member health, safety and well-being.

The health, safety and wellness of our employees are key priorities for THOR. Our company is proud to offer a competitive benefits package designed to support the diverse needs of our team members and their families. We understand that attracting and retaining top talent means providing more than just a paycheck, which is why our benefits go beyond the basics. From comprehensive health coverage and paid time off to retirement savings plans, wellness programs and professional development opportunities, we strive to create a well-rounded offering that promotes financial security, personal well-being and work-life balance. Our commitment to competitive benefits reflects our dedication to investing in our people and recognizing the vital role they play in our continued success.

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
•legislative, trade, regulatory and tax law and/or policy developments including their potential impact on our independent dealers, retail customers or on our suppliers;
•the costs of compliance with governmental regulation;
•the impact of an adverse outcome or conclusion related to current or future litigation or regulatory audits or investigations;
•public perception of and the costs related to environmental, social and governance matters;
•legal and compliance issues including those that may arise in conjunction with recently completed transactions;
•the ability to realize anticipated benefits of strategic realignments or other reorganizational actions;
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
•the ability to protect our information technology systems, including confidential and personal information, from data breaches, cyber-attacks and/or network disruptions;

•asset impairment charges;
•competition;
•the impact of losses under repurchase agreements;
•the impact of the strength of the U.S. dollar on international demand for products priced in U.S. dollars;
•general economic, market, public health and political conditions in the various countries in which our products are produced and/or sold;
•the impact of adverse weather conditions and/or weather-related events;
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

The RV industry has historically been characterized by cycles of growth and contraction in consumer demand, generally reflecting prevailing overall economic and market conditions (such as the level of inflation, interest rates and tariffs), consumer sentiment and behavior and demographic conditions which affect disposable income for leisure-time activities. Changes can impact the RV industry suddenly and severely. Consequently, the results of any prior period may not be indicative of results for any future period. Furthermore, if industry RV sales were to decline to levels significantly below our planning assumptions, the decline could have a substantial adverse effect on our financial condition, results of operations and cash flows.

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

Our business is structured, particularly in the United States, to quickly align production rates and cost structure to meet rapidly changing market conditions. However, if we are unable to ramp production, and the corresponding workforce, up or down quickly enough in response to rapid changes in demand, we may not be able to effectively manage our costs, which could negatively impact operating results, and we may also lose sales and market share.

The stock market, in general, experiences volatility that has often been unrelated to the underlying operating performance of companies. Likewise, at various points in our history, our stock price has experienced volatility that has not been correlated to our operating results. If this volatility were to occur in the future, the trading price of our common stock could decline significantly, independent of our actual financial performance. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, among other things, the following:

•Development of new products and features by our competitors;
•Development of new collaborative arrangements by us, our competitors or other parties;
•Actual or anticipated changes in government regulations applicable to our business in the various jurisdictions in which we operate;
•Actual or anticipated changes to trade policy, tariffs and import/export regulations;
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

Due to the interconnectedness of the global economy, the challenges of a financial crisis, economic downturn or recession, trade policy volatility, natural disaster, war, geopolitical crisis, public health emergency or other significant event in one area of the world can have a sudden material adverse impact on markets around the world. RV industry sales volume in our key markets can be volatile and could decline if there is a financial crisis, recession or significant geopolitical event. Our results of operations are generally sensitive to changes in overall economic and political conditions, including recessionary conditions, inflationary or deflationary pressures, changes in tariff rate, prolonged high unemployment rates, significant changes in the cost and/or availability of fuel or energy, consumer confidence, interest rates, restrictions and/or shortages of natural gas or other fuels, terrorism and military conflicts. Historically, we have seen that in times of economic uncertainty, consumers who have less discretionary income generally defer spending on high-cost, discretionary products, such as RVs. Recently, we have seen demand for RVs remain depressed amid ongoing inflation, persistently higher interest rates, political and trade policy uncertainty and numerous other macroeconomic indices which have generally remained challenging in the regions in which we operate. If economic and political conditions worsen and RV sales decline, our operating results and financial condition would be negatively affected.

The industry in which we operate is highly competitive both in North America and in Europe and our requirements as a public company may put us at a competitive disadvantage.

The RV industry is generally characterized by relatively low barriers to entry, which results in a highly competitive business environment. According to Stat Surveys and CIVD, respectively, there are approximately 80 RV manufacturers in the U.S. and Canada and approximately 30 RV manufacturers across Europe. Competition within the industry is based upon price, design, value, quality, service, brand awareness and reputation, as well as other factors. Competitive pressures have, from time to time, resulted in a reduction of our profit margins and/or in our market share. In periods of economic downturn, these competitive pressures can increase as RV manufacturers compete for a share of a smaller RV market. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. In addition, as a public company, we are required to disclose certain information that may put us at a competitive disadvantage compared to certain of our competitors who are either non-public or are not required to disclose specific industry-related information due to the immateriality of that information to their parent company’s consolidated operations.

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

A key driver in our historical performance and growth has been our ability to maintain our strong brands and to continuously develop and introduce innovative new and improved products at a reasonable cost that are desired by consumers. Adoption of new technological advances and changing governmental regulatory mandates could result in changes to product offerings and in consumer preferences for recreational vehicles or the types of recreational vehicles consumers prefer. These changes could include shifts to smaller recreational vehicles, electric recreational vehicles, hybrid recreational vehicles, autonomous recreational vehicles, connected recreational vehicles or other currently unanticipated changes. Our ability to successfully maintain our market position or grow through investments in the areas of electrification, connectivity and digital services depends on many factors, including advancements in technology, regulatory changes, infrastructure development (e.g., a widespread vehicle charging network) and other factors that are difficult to predict.

To successfully execute our long-term strategy, we believe we must continue to develop and successfully market our existing products as well as new products, including lightweight motorized and towable recreational vehicles, hybrid or electric recreational vehicles with sufficient user range capability and innovative services that enrich the end users’ RV experience. Our initiatives to invest in the future of the RV industry, including automation of certain of our production processes and investments in new product and service innovation, are likely to be costly and may not be successful. The uncertainties associated with developing and introducing innovative new and improved products and services, such as gauging changing consumer demands and preferences and successfully developing, manufacturing, marketing and selling these products, may impact the success of our product introductions. Further, we cannot be certain that our new product introductions will not reduce revenues from existing models and adversely affect our results of operations. If the products we introduce do not gain widespread market acceptance, or if our competitors’ new products obtain better market acceptance or render our products obsolete, we could lose sales or be required to reduce our prices, which could adversely impact our results of operations and financial position. In addition, there is no guarantee that our innovation or automation efforts will lead to products or services that will be introduced to market or that an initial product or service concept or design will result in a unit that generates sales in sufficient quantities and at high enough prices to be profitable.

OPERATIONAL RISKS

We are highly dependent on our suppliers to deliver raw materials and component parts timely and in sufficient quantities to meet our production demands.

We depend on timely and sufficient delivery of raw materials and component parts from our suppliers. If there is a shortage of raw materials or component parts in our supply chain or a supplier is unable to deliver raw materials and component parts to us because of production issues, labor constraints, limited availability of materials, shipping problems or other reasons, the shortage may disrupt our operations or increase our cost of production. For example, in fiscal 2024 we experienced supply shortages and delivery delays of non-chassis raw material components in Europe which negatively impacted the efficiency of our production in fiscal 2024 and resulted in an elevated level of work in process inventory on hand compared to historical norms. Such conditions could reoccur in the future and could have negative impacts on net sales and financial results due to not completing units on the production line and carrying higher volumes of incomplete units than historical norms.

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

Furthermore, certain raw materials and component parts are sourced from countries where we do not currently have operations. We rely on the free flow of goods through open and operational ports on a consistent basis for a portion of our raw materials and components. Changes in trade policy and resulting tariffs that have or may be imposed, along with port, production or other delays, have, in the past, and could, in the future, cause increased costs for, or shortages of, certain raw materials and components. We may not be able to source alternative supplies as necessary without increased costs or at all. If alternative sources of these raw materials and components are not readily available, our net sales, earnings and cash flows could be negatively affected.

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

In addition, increased restrictions imposed on a class of chemicals known as per-and polyfluoroalkyl substances ("PFAS"), which are widely used in parts and materials that are incorporated into our products, may negatively impact our supply chain due to the potentially decreased availability, or non-availability, of PFAS-containing parts and materials. If alternative sources are not readily available, our net sales, earnings and cash flows could be negatively affected.

Fluctuations in the prices of raw material and component parts may adversely affect our business.

Raw material and component part prices have fluctuated significantly in the past and may fluctuate considerably in the future. Current and proposed tariffs on goods imported to the U.S., or countermeasures imposed in response to such tariffs, may increase the cost of goods for our products if we are unable to source the required raw materials or component parts domestically or from other countries with lower tariff rates. Such cost increases may adversely affect our operating results and financial condition, if we are unable to pass along the costs increases to our dealers. Competition and business conditions may limit the amount or timing of cost increases that can be passed on to our customers in the form of increased sales prices. Conversely, as raw material costs decline, we may not be able to maintain selling prices consistent with higher-cost raw materials in our inventory, which could adversely affect our operating results.

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

Our motorized chassis suppliers may need to substantially modify their product offerings to comply with regulations related to emissions, fuel economy, autonomous driving technology, environmental and other regulations which could result in increased costs and/or a lack of adequate motorized chassis supply to us, which in turn may result in higher wholesale product input costs and decreased margins, which would have an adverse impact on our financial condition and results of operations.

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

Government safety standards require manufacturers to remedy issues related to vehicle safety through safety recall campaigns, and we regularly engage in voluntary recalls when we determine our products may have a safety issue. Issues subject to recall include both materials and workmanship from our companies as well as component parts supplied by vendors, arising from their quality issues or otherwise. The cost of certain recall and customer satisfaction actions have been substantial in the past and future recalls or customer satisfaction actions to remedy issues in products that have been sold could also be substantial and could have a material adverse effect on our financial condition and results of operations. In addition, multiple recalls to address safety or significant operating concerns could erode consumer confidence in our brands and adversely affect our reputation or the public perception and market acceptance of our products, resulting in lower sales and an adverse impact on our business and results of operations. Although we maintain appropriate reserves for such recall contingencies, from time to time we have been and likely will again be faced with specific campaigns that result in material expense. To mitigate this risk, we endeavor to compel our suppliers to maintain appropriate levels of insurance coverage and agree to commercially reasonable indemnification requirements. Our efforts may not be successful and the failure of suppliers to maintain sufficient insurance coverage or provide meaningful indemnification protection could result in increased expense and adversely affect our financial condition and results of operations.

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

Sales to FreedomRoads, LLC accounted for approximately 14.0% of our consolidated net sales for fiscal 2025. During recent years, FreedomRoads, LLC has acquired a number of formerly independent RV dealerships. The leverage to negotiate better terms with us arising from FreedomRoads, LLC’s acquisitions or the loss of independent dealers could have a material adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of FreedomRoads, LLC could negatively impact our sales and accounts receivable and could, in the event of a financing default, trigger repurchase obligations under our repurchase agreements, which would have a significant adverse effect on our liquidity and results of operations.

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

Combined sales from the U.S. to foreign countries (predominately Canada) and sales from our foreign subsidiaries to countries other than the U.S. (predominately within the European Union) represented approximately 36.1% of THOR’s consolidated sales for fiscal 2025. Changes in U.S. policy regarding foreign trade, manufacturing or other matters may create negative sentiment about the U.S. among non-U.S. dealers, end customers, employees or prospective employees, all of which could adversely affect our operations, sales, and financial results. In addition, global political uncertainty poses risks of volatility in global markets, which could negatively affect our operations and financial results.

Implications related to our non-U.S. sales have negatively impacted our financial operating results in the past and are likely to reoccur in the future, at varying levels. These implications include foreign currency effects, tariffs, customs duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties and regulations, unexpected changes in regulatory or tax environments, disruptions in supply or distribution, dependence on foreign personnel and various employee work agreements, foreign governmental action, as well as economic and social instability. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries or unfavorable tax law changes.

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

We are also subject to additional foreign regulatory frameworks, in some cases, more stringent or complex than similar United States frameworks. These emerging regulations are likely to require significant resources and could increase our cost of doing business, restrict our ability to operate our business or execute our strategies, and result in fines, penalties, or reputational harm if not fully complied with.

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

We may not realize the anticipated benefits of strategic realignments or other reorganizational actions and such actions may cause the Company to incur significant charges, disrupt our operations or harm our reputation.

We continually review and evaluate our business to identify strategic opportunities to make our operations more efficient and reduce costs. In doing so, we have taken, and may in the future take, strategic realignment actions, such as strategic reorganization measures, reduced production rates to align with current and forecasted operating needs or brand rationalization actions within a market segment. Our plans for implementing such actions are generally in response to external RV industry market factors or internal cost saving and efficiency opportunities. These actions may also include employee separations, realignment of our operating footprint (e.g., plant closures) or other strategic actions. Such actions have caused in the past, and may in the future cause us to incur significant costs; record impairments or other charges; subject us to potential claims from employees or other counterparties; disrupt our operations; distract management from current operations; or harm our reputation. Further, we may not realize the expected benefits of such reorganizational actions (e.g., anticipated cost savings), such benefits may be delayed, or market dynamics or other factors may have evolved such that we cannot obtain the original intended results of an action.

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

Most of our European-based operations and their respective employee contracts are subject to collective labor agreements, works councils and unions, and a small number of our North American employees are currently represented by a labor union. Any disruption in our relationships with these third-party associations could adversely affect the cost of our labor, our ability to adjust employee levels or working hours in response to market demands, and our ability to attract and retain qualified employees. Additional unionization of our North American facilities could result in higher costs and increased risk of work stoppages.

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

Our business depends on the performance of independent, non-franchise authorized dealers and third-party transportation carriers.

We distribute all of our North American and the majority of our European products through a system of independent, non-franchise authorized dealers, many of whom sell products from competing manufacturers. As of July 31, 2025, we distributed our products to approximately 2,400 independent dealerships in the United States and approximately 1,100 independent dealerships in Europe. We depend on the capability of these independent dealers to develop and implement effective retail sales plans to create demand among retail consumers for the products that the dealers purchase from us. If our independent dealers are not successful in these endeavors, then we may be unable to maintain or grow our revenues and meet our financial expectations. The geographic coverage of our independent dealers and their individual business conditions can affect the ability of our independent dealers to sell our products to consumers. If our independent dealers are unsuccessful, they may exit or be forced to exit the business or, in some cases, we may seek to terminate relationships with certain dealerships. As a result, we could face adverse consequences related to the termination of independent dealer relationships. In addition, ongoing consolidation of independent dealers, as well as the growth of large, multi-location dealers, has in the past and could in the future result in increased bargaining power on the part of these independent dealers.

Given the independent nature of the dealers who sell our products, they generally maintain control over which manufacturers, and which brands, they will do business with, often carrying more than one manufacturer’s products. Independent dealers can, and do, change the brands and manufacturers they sell. If our products are not perceived by the independent dealers as being desirable and profitable for them to carry, the dealers may terminate their relationship with our operating subsidiaries or may drop certain of our brands, which would in turn adversely affect our sales and profit margins if we are unable to replace those dealers.

Our products are generally delivered to our independent dealers via a system of third-party transportation contractors. The network of carriers is limited, and in times of high demand and limited availability, we have experienced in the past, and could face again, the disruption of our distribution channel. For example, in recent fiscal years, the availability of drivers in Europe was negatively impacted by the military conflict in Ukraine. If future health emergencies, military conflicts or other circumstances that inhibit transportation of our products emerge in the regions in which we operate or sell our products, the network of carriers we rely on may have difficulty finding drivers who are available, are willing to deliver in those regions or governmental agencies or other actors may restrict movement of goods in those regions. The inability to timely deliver our products to our independent dealers could adversely affect our relationships with those dealers and negatively impact our sales and net income.

Interruption of information systems service or misappropriation or breach of our information systems could cause disruption to our operations, disclosure of confidential or personal information or cause damage to our reputation.

Our business relies on information systems and other technology (“information systems”), some of which are managed or hosted by third parties, to support aspects of our global business operations, including, but not limited to, procurement, supply chain management, manufacturing, design, distribution, invoicing, financial transactions with banks and financing institutions and other transactions with various third-party providers. We also use information systems to accumulate, analyze and report our operational results. In connection with our use of information systems, we obtain, create and maintain confidential and personal information. Additionally, we rely upon information systems in our marketing and communication efforts. Due to our reliance on our information systems, we have established various levels of security as well as backup and disaster recovery procedures. Despite devoting significant resources to our cybersecurity program and business continuity plans, we are at risk for interruptions, outages and compromises of our information technology systems caused by cyber-attacks, including state-sponsored attacks, computer viruses, malware, ransomware, phishing attacks or breaches due to errors or malfeasance by employees and others who have access, or gain access, to these systems. The occurrence of any of these events could compromise the confidentiality, operational integrity and accessibility of these systems and the data that resides within them and our business processes and operations may be negatively impacted in the event of a substantial or prolonged disruption of service caused by such events.

THOR, along with others within the RV industry, including suppliers, dealers and third-party providers, have been the target of cyber-attacks in the past, and such attacks are expected to continue and evolve in the future. While we continually employ capabilities, processes and other security measures designed to reduce and mitigate the risk of cyber-attacks, and have requirements for our suppliers and service providers to do the same; we may not be aware of all vulnerabilities and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances to mitigate all potential risks. A cybersecurity incident involving us or one of our suppliers or service providers could impact our production, internal operations, business strategy, results of operations, financial condition or our ability to deliver products to our customers. Moreover, a cybersecurity incident could harm our reputation, cause customers to lose trust in our security measures and/or subject us to regulatory actions or litigation, which may result in fines, penalties, judgments or injunctions.

The methods and technologies used to obtain unauthorized access to our information systems are constantly changing as are laws and regulations concerning data protection and privacy. We employ capabilities, processes and other security measures we believe are reasonably designed to detect, reduce and mitigate the risk of cybersecurity incidents, however, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks, including the loss or disclosure of sensitive information. The misuse, leakage, unauthorized access of information could result in a violation of privacy laws, including the European Union’s General Data Protection Regulation (“GDPR”) and laws applicable in North America and the United States, which could, in turn, have a significant, negative impact on our results of operations, as a result of fines, remediation costs or other direct or indirect ramifications.

Our U.S.-based operations are primarily centered in northern Indiana.

The majority of our U.S. operations are located in northern Indiana, which is home to a large proportion of the North American RV industry. The concentration of our operations in northern Indiana creates certain risks, including those listed below which we have experienced in the past and may experience in the future:

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
•The potential for greater adverse impact from natural disasters, such as weather-related events and public health emergencies; and
•The potential for new start-up RV manufactures to gain traction as the region has a skilled and knowledgeable workforce and many key suppliers are situated within the region as well.

In addition, a number of our key suppliers are also located in northern Indiana and are impacted by similar risks.

Adverse weather conditions and weather-related events could have a negative impact on our revenues and results of operations.

Natural disasters and changes in seasonal weather conditions can have a significant effect on our operating and financial results. Sales of our products are typically stronger just before and during spring and summer, and favorable weather during these months generally has a positive effect on consumer demand. Severe weather events, such as flooding, tornados, severe winter storms and hail have had, in the past and could have in the future, negative impacts on our operations due to disruptions to production and changes in demand. For example, in fiscal 2024, a weather event that included large damaging hail occurred at and around our Jackson Center, OH facilities. The hail resulted in significant roof damage to the motorized production facility and significant damage to inventory that was stored outside, primarily motorized chassis, but also some work in process and finished goods inventory. Due to the lack of motorized chassis, the motorized manufacturing plant was generally unable to produce units from the date of the incident throughout most of the fiscal 2024 fourth quarter. While we carry property and business interruption insurance to address such events, there is no guarantee that we will be able to fully insure such losses in the future. In addition, the long-term impact of weather-related events, such as rising temperatures and water scarcity, could impact our global manufacturing operations, which could impact our ability to manufacture products to fulfill customer demand. Additionally, the chronic, physical risks of temperature increases, rising sea levels and other gradual changes to the climate could adversely impact global ecosystems. This impact could potentially threaten the availability and existence of camping and RV facilities, thus, potentially limiting the demand for our products and possibly impacting the future growth of our business.

LEGAL AND REGULATORY RISKS

Climate-related regulations and ongoing compliance requirements with chassis emissions standards designed to address climate change in both North America and Europe may result in additional required disclosures and related compliance costs, or limit the use of our products in certain areas.

Our operations and certain motorized products we sell are subject to rules limiting emissions and other climate-related regulations in certain jurisdictions where we operate or sell our products. The impacts of changing emissions and other related climate regulations (including revised emission standards applying to heavy-duty trucks by the EPA as well as zero-emission vehicle regulations such as the California Air Resources Board’s Advanced Clean Truck and Advanced Clean Fleet Regulations adopted in California and other U.S. jurisdictions) could result in different or more limited product offerings in those jurisdictions which may result in lower sales and significantly higher costs to the Company. Climate-related reporting regulations, such as the Securities and Exchange Commission’s final climate rules and litigation regarding its enforceability as well as the European Corporate Sustainability Reporting Directive, in the various jurisdictions in which our products are produced, used and/or sold could result in additional material costs of compliance. In addition, our towable products are generally towed by vehicles that would also be subject to emission and climate-related regulations. Concerns regarding climate change at numerous levels of government in various jurisdictions may lead to additional and potentially more stringent international, national, regional and local legislative and regulatory responses, and compliance with any new rules could be difficult and costly.

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

In recent years, increased attention has been directed towards publicly traded companies regarding environmental, social and governance (“ESG”) matters. A failure, or perceived failure, to achieve stated ESG goals, respond to regulatory requirements or meet investor or customer expectations related to ESG concerns could cause harm to our business and reputation. For example, our RV products are powered by gasoline and diesel engines or are required to be towed by gasoline or diesel-powered vehicles. Government, media or activist pressure to limit emissions could negatively impact consumers’ perceptions of our products which could have a material adverse effect on our business, and the actions taken by governments and other actors to reduce emissions could impose costs that could materially affect our results of operation and financial condition.

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

FINANCIAL RISKS

Changes in tax rates, tax legislation or exposure to additional tax liabilities or tariffs could have a negative impact on our results of operations, cash flows, financial condition, dividend payments or strategic plans.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among, and the applicable tax rates in, these different jurisdictions. Tax rates in various jurisdictions in which we operate or sell our products may increase to fund past or future governmental programs. The United States or other governmental authorities may adjust tax rates, impose new income taxes or indirect taxes or revise interpretations of existing tax rules and regulations.

Our effective income tax rate could also be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in statutory rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. If our effective tax rate were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected, which, in turn, could negatively impact the availability of cash for dividend payments or our strategic plans.

In addition, the potential for the imposition of new or additional U.S. tariffs on imports as well as potential retaliatory tariffs or other measures certain other countries may impose on U.S. imports has increased with the current U.S. federal administration. These actions could increase our cost of goods sold and negatively impact our business and operating results. We may not be able to mitigate the effects of any tariffs without negatively impacting our competitive position and customers’ demand for our products. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials, production processes and financial results.

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

The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we are obligated to repurchase a substantial number of recreational vehicles or incur substantial discounting to resell these units in the future, we would incur increased costs and our profit margins, results of operations and cash flows would be negatively affected. In difficult economic times, this amount could increase significantly compared to other years.

We could incur impairment charges for goodwill, intangible assets, equity investments or other long-lived assets.

We have a material amount of goodwill, intangible assets, equity investments and other long-lived assets, including property, plant and equipment. At least annually, we review goodwill for impairment. Long-lived assets, equity investments, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. A non-cash impairment charge is recorded for the amount by which the carrying value of the intangible or long-lived asset, asset group or reporting unit exceeds its fair value at the time of measurement. Our determination of future cash flows, future recoverability and fair value includes significant estimates and assumptions. Changes in those estimates or assumptions or lower-than-anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our operating results.

Our business is affected by the availability and terms of financing to independent dealers and retail purchasers.

Generally, independent recreational vehicle dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of this type of wholesale financing, more restrictive lending practices or high costs of such wholesale financing has historically limited or prevented independent dealers from carrying normalized levels of inventory, which led to reduced demand for our products, lower sales, higher discounts to entice sales and an adverse impact to our results of operations.

The impact of inflation on consumer confidence, which historically has been highly correlated with RV retail sales, and the impact of inflation on the availability of discretionary funds of our end consumers, combined with higher interest rates compared to previous years impacting both our independent dealers and the end consumer, has had a negative impact on demand for our products at both the wholesale and retail levels in recent periods. Ongoing elevated interest rates or future substantial or sudden increases in interest rates and decreases in the general availability of credit could have an adverse impact on our independent dealers and therefore on our business and results of operations. A decrease in availability of consumer credit resulting from unfavorable economic conditions, or ongoing elevated interest rates or future additional increases in the cost of consumer credit, may cause consumers to reduce discretionary spending which could, in turn, reduce demand for our products and negatively affect our sales and profitability.

Two major floor plan financial institutions held approximately 50% of our products’ portion of our independent dealers’ total floored dollars outstanding at July 31, 2025. In the event that either of these lending institutions limit or discontinue dealer financing, we could experience a material adverse effect on our results of operations.

The Company’s debt arrangements and provisions in our debt agreements may make us more sensitive to the effects of economic downturns.

As of July 31, 2025, total gross outstanding debt was $933,812, consisting of $408,159 outstanding on our term loan facility which matures on November 15, 2030; $500,000 of Senior Unsecured Notes due October 15, 2029 and $25,653 outstanding on other debt facilities with varying maturity dates through September 2032. Our loan documents contain restrictions which could prevent or restrict, in certain circumstances, operations, payment of dividends or incurrence of additional debt. In addition, we must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuance and generation of annual cash flows in excess of certain amounts. Our level of debt impacts our profit before tax and cash flows as a result of the interest expense and periodic debt and interest payments. In addition, our debt level could limit our ability to raise additional capital, if necessary, or increase borrowing costs on future debt if we are unable to replace existing debt with comparable new debt and may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, requiring us to use a portion of our cash flows to repay indebtedness and placing us at a disadvantage compared to competitors with lower debt obligations.

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

In fiscal 2025, THOR did not identify any material cybersecurity threats, including as a result of any previous cybersecurity incident, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite the capabilities, processes, and other security measures we employ that we believe are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or may not accurately assess the risks of incidents, and such preventive measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks. Moreover, we, our suppliers and our dealers have been the target of cybersecurity incidents in the past and may be subject to such incidents in the future. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Governance

The Company’s Audit Committee of our Board of Directors is charged with specific responsibility for overseeing risks from cybersecurity threats. Our Data Protection Officer provides the Audit Committee with semi-annual reports on cybersecurity risks and any material cybersecurity incidents. In addition, our Data Protection Officer provides semi-annual reports directly to our Board of Directors. These regular updates include topics related to cybersecurity practices, cyber risks and risk management processes, such as updates to our cybersecurity programs and mitigation strategies, and other cybersecurity developments.

Reporting directly to our General Counsel, our Data Protection Officer has primary day-to-day responsibility for our overall cybersecurity risk management program and oversees both our internal cybersecurity personnel and our retained external cybersecurity consultants. With close to 25 years of experience in the fields of cybersecurity and data protection, our Data Protection Officer joined the Company in 2019.

ITEM 2. PROPERTIES

As of July 31, 2025, worldwide we owned or leased approximately 24,136,000 square feet of total manufacturing plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame and masonry construction, and the machinery and equipment contained in these facilities, are generally well maintained and in good condition. We believe that our facilities are suitable and adequate for their intended purposes and that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our principal manufacturing plants and other materially important physical properties as of July 31, 2025:

Locations – Applicable Segment(s)	Owned or Leased	No. of Buildings	Approximate Building Area Square Feet
United States:
Indiana – North American Towable Segment	Owned	76	5,441,000
Indiana – North American Towable Segment	Leased	1	124,000
Indiana – North American Towable and Motorized Segments	Owned	38	3,010,000
Indiana – North American Motorized Segment	Owned	17	1,150,000
Indiana – Corporate, North American Towable and Motorized Segments	Owned	24	1,537,000
Indiana – Other	Owned	5	562,000
Indiana – Other	Leased	11	788,000
Indiana Subtotal		172	12,612,000
Ohio – North American Towable and Motorized Segments	Owned	13	1,336,000
Alabama – North American Motorized Segment	Owned	29	1,100,000
Alabama – North American Motorized Segment	Leased	2	23,000
Mississippi – North American Motorized Segment	Owned	8	240,000
Mississippi – North American Motorized Segment	Leased	3	162,000
Michigan – North American Towable Segment	Owned	1	148,000
Michigan – Other	Owned	1	10,000
Michigan – Other	Leased	4	270,000
Idaho – North American Towable Segment	Owned	4	409,000
Oregon – North American Towable Segment	Owned	5	371,000
Other United States – Other	Owned	3	611,000
Other United States – Other	Leased	4	149,000
Other Subtotal		77	4,829,000
United States Subtotal		249	17,441,000
Europe:
Germany – European Segment	Owned	83	4,065,000
Germany – European Segment	Leased	28	835,000
Italy – European Segment	Owned	3	493,000
Italy – European Segment	Leased	5	226,000
Italy – Other	Leased	2	119,000
France – European Segment	Owned	6	313,000
Poland – European Segment	Owned	1	318,000
United Kingdom – European Segment	Owned	1	326,000
Europe Subtotal		129	6,695,000
Total		378	24,136,000

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

A product recall was issued in late fiscal 2021 related to certain purchased parts utilized in certain of our products, and an accrual to cover anticipated costs was established at that time. During fiscal 2022 through fiscal 2025, the accrual was adjusted quarterly based on developments involving the recall, including our expectations regarding the extent of vendor reimbursements and the estimated total cost of the recall. The Company has been reimbursed by the suppliers of the products for a portion of the costs incurred related to this recall. In addition, we accrued expenses during fiscal 2022 based on developments related to an ongoing investigation by certain German-based authorities regarding the adequacy of historical disclosures of vehicle weight in advertisements and other Company-provided marketing literature in Germany. Throughout fiscal 2023 and fiscal 2024, this accrual was adjusted quarterly, if necessary, based on developments involving this matter. The Company fully cooperated with the investigation, which was fully resolved, and related payments were made by the end of fiscal 2024 in an amount not materially different from the adjusted amounts previously accrued.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock, par value $0.10 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”) under the symbol “THO.”

Holders

As of September 16, 2025, the number of holders of record of the Common Stock was 131.

Dividends

In fiscal 2025, we paid a $0.50 per share dividend for each fiscal quarter. In fiscal 2024, we paid a $0.48 per share dividend for each fiscal quarter.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2025, the Company used $50,923 to purchase shares of common stock under its share repurchase authorizations. The Company’s total remaining authorization for common stock repurchases was $379,300 at July 31, 2025.

A summary of the Company’s share repurchases during the three months ended July 31, 2025 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
5/1/25 – 5/31/25	—	$—	—	$421,095
6/1/25 – 6/30/25	453,116	$88.98	453,116	$389,903
7/1/25 – 7/31/25	117,242	$90.44	117,242	$379,300
	570,358		570,358

(1)On December 21, 2021, the Company’s Board of Directors ("the Board") authorized Company management to utilize up to $250,000 to repurchase shares of the Company’s common stock through December 21, 2024. On June 24, 2022, the Board authorized Company management to utilize up to an additional $448,321 to repurchase shares of the Company’s common stock through July 31, 2025. On June 18, 2025, the Board retired the Company's existing share repurchase authorization, which was set to expire on July 31, 2025, and authorized the Company's management to utilize up to $400,000 to purchase shares of the Company's common stock beginning on June 18, 2025 and extending through July 31, 2027. Under the June 18, 2025 repurchase authorization, the Company is authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of its common stock in the open market, in privately negotiated transactions or by other means, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of share repurchases will be determined at the discretion of the Company’s management team based upon the market price of the stock, management’s evaluation of general market and economic conditions, cash availability and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under this program. During the three months ended July 31, 2025, the Company purchased 570,358 shares of its common stock, at various times in the open market, at a weighted-average price of $89.28 and held them as treasury shares at an aggregate purchase price of $50,923, with 229,766 shares, or $20,700, from the June 18, 2025 authorization and 340,592 shares, or $30,223, from the June 24, 2022 authorization. During the twelve months ended July 31, 2025, the Company purchased 586,558 shares of its common stock, at various times in the open market, at a weighted-average price of $89.76 and held them as treasury shares at an aggregate purchase price of $52,647, with 229,766 shares, or $20,700, from the June 18, 2025 authorization and 356,792 shares, or $31,947, from the June 24, 2022 authorization. Since the inception of the initial December 21, 2021 authorization, the Company has purchased 3,801,330 shares of its common stock, at various times in the open market, at a weighted-average price of $86.32 and held them as treasury shares at an aggregate purchase price of $328,148. As of July 31, 2025, the December 21, 2021 authorization had expired and the Company's Board of Directors has retired the June 24, 2022 authorization, and the remaining amount of the Company’s common stock that may be repurchased under the June 18, 2025 authorization expiring on July 31, 2027 is $379,300.

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

The discussion below is a comparison of the results of operations and changes in financial condition for the fiscal years ended July 31, 2025 and 2024. The comparison of, and changes between, the fiscal years ended July 31, 2024 and 2023 can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, as filed with the SEC on September 24, 2024.

Executive Summary

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world based on units sold and revenue. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the six months ended June 30, 2025, THOR’s current combined U.S. and Canadian market share based on units was approximately 39.1% for travel trailers and fifth wheels combined and approximately 48.3% for motorhomes. In Europe, according to the European Caravan Federation (“ECF”), EHG’s current market share for the six months ended June 30, 2025 based on units was approximately 26.1% for motorcaravans and campervans combined and approximately 17.3% for caravans.

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

We generally have financed our growth through a combination of internally generated cash flows from operations and, when needed, outside credit facilities. Capital acquisitions of $121,616 in fiscal 2025 were made primarily for purchases of land, production building additions and improvements and replacing machinery and equipment used in the ordinary course of business. See Note 2 to the Consolidated Financial Statements for capital acquisitions by segment. The impact of consumer confidence, which historically has been highly correlated with RV retail sales, and the impact of inflation on the availability of discretionary funds of our end consumers, combined with higher interest rates compared to recent years impacting both our independent dealers and the end consumer, had a negative impact on demand for our products at both the wholesale and retail levels during fiscal 2025, particularly in North America, and are expected to continue to impact the remainder of calendar year 2025 and into calendar 2026. These risks to our business are more fully described in Part 1, Item 1A “Risk Factors” of this Report.

Significant Fiscal 2025 Events

Tax Reform

The One Big Beautiful Bill Act (“OBBB”) was signed into law on July 4, 2025. The OBBB includes a broad range of tax reform provisions affecting businesses including, but not limited to, 100% bonus depreciation, expensing of U.S.-based research and development costs, interest expense deduction limitations and changes to international tax provisions. The most relevant impact to the Company for fiscal 2025 is the 100% bonus depreciation for qualified property placed in service after January 19, 2025. The other relevant provisions of the OBBB will impact the Company in fiscal years 2026 and 2027. For fiscal year 2026, the Company will have the option to accelerate its previously capitalized and unamortized U.S. research and development costs over a one or two-year period. Changes to the international provisions will impact the Company in fiscal year 2027.

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

Subsequently, on July 1, 2024, the Company entered into an amendment to its term loan to modify the applicable margins used to determine the interest rate on both the U.S. dollar-denominated loans and Euro-denominated loans. The U.S. dollar interest rate under the amended agreement was reduced by 0.50% so that the applicable margin for Alternate Base Rate (“ABR”)-based loans is now 1.25% and for Secured Overnight Financing Rate (“SOFR”)-based loans is 2.25%. In addition, the applicable margin for the Euro loan interest rate was reduced by 0.25% so that the applicable margin for the EURIBOR-based loans is 2.75%.

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

North American RV independent dealer inventory of our North American RV products as of July 31, 2025 decreased 2.3% to approximately 73,300 units from approximately 75,000 units as of July 31, 2024.

As of July 31, 2025, we believe North American dealer inventory levels for most products are generally in line with the levels that dealers are comfortable stocking given the current retail sales levels and associated carrying costs. We believe dealers will continue to closely evaluate the unit stocking levels that they will elect to carry in future periods, which may be less than historical unit stocking levels, due to a combination of factors such as current retail activity, current RV wholesale prices as well as current interest rates and other carrying costs.

THOR’s total North American RV backlog as of July 31, 2025 increased $200,352, or 15.1%, to $1,529,634 from $1,329,282 as of July 31, 2024, with the increase driven primarily by an increase in North American Motorized backlog, which was adversely impacted at July 31, 2024 by lower retail sales and dealer and consumer concerns over higher interest costs at that time.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,		Increase	%
	2025	2024	(Decrease)	Change
North American Towable units	172,041	159,407	12,634	7.9
North American Motorized units	18,664	19,189	(525)	(2.7)
Total	190,705	178,596	12,109	6.8

In September 2025, RVIA reconfirmed its June 2025 forecast for calendar year 2025 North American wholesale unit shipments. Under a most likely scenario, towable and motorized unit shipments are projected to increase to approximately 303,100 and 33,800, respectively, for an annual total of approximately 337,000 units, up 1.0% from the 2024 calendar year wholesale shipments. The RVIA most likely forecast for calendar year 2025 could range from a lower estimate of approximately 320,400 total units to an upper estimate of approximately 353,500 units.

As part of their September 2025 forecast, RVIA also issued their initial estimates for calendar year 2026 wholesale unit shipments. In the most likely scenario, towable and motorized unit shipments are projected to increase to an approximated annual total of 349,300 units, or 3.6% higher than the most likely scenario for calendar year 2025 wholesale shipments. This calendar year 2026 most likely forecast could range from a lower estimate of approximately 332,400 total units to an upper estimate of approximately 366,100 units. RVIA stated the primary reason for the forecasted increase in wholesale unit shipments during calendar year 2026 is their expectation for the RV industry to transition to a period of accelerating growth in the latter half of the calendar year, supported by improved consumer finances and anticipated dealer replenishment activity.

North American Industry Retail Statistics

We believe that retail demand is the key to growth in the North American RV industry.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,		Increase	%
	2025	2024	(Decrease)	Change
North American Towable units	166,013	169,013	(3,000)	(1.8)
North American Motorized units	19,665	21,697	(2,032)	(9.4)
Total	185,678	190,710	(5,032)	(2.6)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

We anticipate that near-term demand will be influenced by many factors, including consumer confidence and the level of consumer spending on discretionary products. We believe future retail demand over the longer term will grow from the current levels as consumer confidence and general economic conditions improve, as we believe interest in the RV lifestyle remains high as consumers continue to value the perceived benefits offered by the RV lifestyle, which provides people with the ability to connect with loved ones and nature as well as the potential to get away for short, frequent breaks or longer adventures.

Company North American Wholesale Statistics

The Company’s wholesale RV shipments, for the six months ended June 30, 2025 and 2024, to correspond with the industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,		Increase	%
	2025	2024	(Decrease)	Change
North American Towable units	66,101	62,507	3,594	5.7
North American Motorized units	9,947	8,974	973	10.8
Total	76,048	71,481	4,567	6.4

Company North American Retail Statistics

Retail statistics of the Company’s RV products, as reported by Stat Surveys, for the six months ended June 30, 2025 and 2024, to correspond with the industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,		Increase	%
	2025	2024	(Decrease)	Change
North American Towable units	63,482	66,007	(2,525)	(3.8)
North American Motorized units	9,493	10,263	(770)	(7.5)
Total	72,975	76,270	(3,295)	(4.3)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

North American Outlook

Historically, RV industry sales have been impacted by a number of economic conditions faced by RV dealers, and ultimately retail consumers, such as the level of consumer confidence, the rate of unemployment, the rate of inflation, the disposable income of consumers, interest rates, credit availability, the health of the housing market, tax rates and fuel availability and prices. We believe these factors will continue to affect retail sales in fiscal 2026. In addition, due to inflationary pressures, including the impact of higher tariffs, current interest rates and other factors, we believe that RV dealers will be continuously reevaluating their desired stocking levels, which may result in lower than historical dealer inventory stocking levels on a unit basis, particularly in the fall and winter months which historically are lower retail sales periods. It is difficult to predict the extent to which any or all of these factors will impact the RV industry or our business in a particular future period, however, we currently believe the remainder of calendar 2025 will continue to be negatively impacted by these factors.

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

Economic and industry-wide factors that have historically affected, and which we believe will continue to affect, our operating results include the costs of commodities, the availability of critical supply components and labor costs incurred in the production of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs will impact our profit margins negatively if we are unable to offset those cost increases through a combination of product recontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. We are closely monitoring the imposition of new and higher U.S. tariffs on imports, as well as retaliatory tariffs or other measures certain other countries have already or may impose on U.S. imports, that may increase our material costs, disrupt our supply of materials or negatively impact our sales into other countries. We are currently uncertain as to the ultimate impact these measures may have given the rapidly changing environment surrounding tariffs and other related political topics. The impact of increased or new tariffs in our fiscal 2025 third and fourth quarters was relatively modest due to the timing of, and changes in, both the announced tariff rates and effective dates and our engagement with our vendors regarding the extent and timing of any resultant cost increases. We would expect additional tariff impacts on our upcoming fiscal 2026 results, but it is difficult to assess the ultimate impact they may have given the ongoing changes in tariff rates, what components will be impacted and when, plus the fact that we are often not importing products or components directly but rather through third-party vendors and therefore do not have complete visibility regarding the timing or impact on the pricing of components we purchase. We intend to continue negotiations with our vendors regarding the timing and extent of any tariff pass-through costs, and where possible, will seek alternative supply sources with lower-priced components.

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

While the North American RV industry has at times faced supply shortages or delivery delays of other, non-chassis raw material components, the supply chain is currently able to support our demand, but that could change quickly, and with little advance notice, given the current and potential future impact tariffs and other macroeconomic or political factors may have on supply. If any of these factors were to impact our suppliers’ ability to fully supply our needs for key components, our costs of such components and our production output could be adversely affected.

European RV Industry

The Company monitors industry conditions in the European RV market using a number of resources including its own performance tracking and modeling. The Company also considers retail trends in the European RV market as reported by the European Caravan Federation (“ECF”) and its members. On a monthly basis, the Company receives OEM-specific reports for most of the individual member countries that make up the ECF through the Caravaning Industrie Verband e.V. (“CIVD”). The timing of these reports may vary, but typically they are issued on a one-to-two-month lag. While most countries provide OEM-specific information, the United Kingdom, which made up 15.2% and 9.4% of the caravan and motorcaravan (including campervans) European market for the six months ended June 30, 2025, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 10 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic and other conditions. It is inherently difficult to generalize about the operating conditions within the entire European region.

Independent dealer inventory of our European RV products as of July 31, 2025 was approximately 22,200 units as compared to approximately 26,200 units as of July 31, 2024. In both Germany, which accounts for approximately 60% of our European product sales, and in the other various countries we serve, independent RV dealer inventory levels of our motorized European products are generally in line with historic seasonal levels, while campervan and towable inventory is slightly elevated.

Our European Recreational Vehicle backlog as of July 31, 2025 decreased $425,201, or 21.8%, to $1,525,592 compared to $1,950,793 as of July 31, 2024, primarily due to improved chassis supply availability and a return to normalized dealer inventory levels at July 31, 2025.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Six Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
OEM Reporting Countries (1)	82,524	82,909	(0.5)	24,869	26,898	(7.5)
Non-OEM Reporting Countries (1)	12,139	11,901	2.0	6,393	7,776	(17.8)
Total	94,663	94,810	(0.2)	31,262	34,674	(9.8)
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

Company European Retail Statistics

	European Unit Registrations (1)
	Six Months Ended June 30,		Increase	%
	2025	2024	(Decrease)	Change
Motorcaravan and Campervan	21,538	20,994	544	2.6
Caravan	4,297	4,930	(633)	(12.8)
Total OEM-Reporting Countries	25,835	25,924	(89)	(0.3)
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

The impact of current macroeconomic factors on our business, including inflation and interest rates, environmental and sustainability regulations and geopolitical events, is uncertain. Our outlook for future European RV retail sales depends upon the various economic and regulatory conditions in the respective countries in which we sell our products. End-customer demand for RVs depends strongly on consumer confidence. Factors such as the rate of unemployment, the rate of inflation, private consumption and investments, the level of disposable income of consumers, interest rates, the health of the housing market, tax rates and regulatory restrictions and, since the pandemic, travel safety considerations all influence retail sales. While confidence remains in our customer base, in the short term, we expect to continue to experience downward pressure on overall sales volume due to the current macroeconomic environment. Our long-term outlook for future growth in European RV retail sales remains positive due to favorable demographic trends and as more people utilize RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

We and our independent European dealers market our European recreational vehicles through multiple avenues including at numerous RV fairs at the country and regional levels which occur throughout the calendar year. These fairs have historically been well-attended events that allow retail consumers to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. The most recent major industry fair, the 2025 Caravan Salon show in September 2025, experienced near-record attendance, which demonstrates the continued high level of interest in the RV lifestyle. In addition to our attendance at various strategic trade fairs, we have and will continue to strengthen and expand our digital activities to reach high potential target groups, generate leads and steer customers directly to dealerships. With approximately 1,100 active independent dealers in Germany and throughout Europe with whom we do business, we believe our European brands have one of the strongest and most professionally structured dealer and service networks in Europe.

Economic or industry-wide factors affecting our European RV operating results include the availability and costs of commodities and component parts and the labor used in the manufacture of our products. Labor agreements and various governmental regulations are primary drivers in the cost of our labor force and impact how and when we can adjust our labor force to align with changing production needs. Adjusting our full-time workforce downwards in most of the locations where we operate in Europe generally results in negotiated separation costs, which may be material depending on the size of the workforce reduction. Material and labor costs are the primary factors determining our cost of products sold and any future increases in these costs could negatively impact our profit margins if we are unable to offset those costs through a combination of product recontenting, material sourcing strategies, efficiency improvements, headcount reductions or raising the selling prices for our products by corresponding amounts.

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

RESULTS OF OPERATIONS
FISCAL 2025 VS. FISCAL 2024

	FISCAL 2025	FISCAL 2024	Change Amount	% Change
NET SALES:
Recreational vehicles
North American Towable	$3,784,666	$3,679,671	$104,995	2.9
North American Motorized	2,175,604	2,445,850	(270,246)	(11.0)
Total North America	5,960,270	6,125,521	(165,251)	(2.7)
European	3,023,961	3,364,980	(341,019)	(10.1)
Total recreational vehicles	8,984,231	9,490,501	(506,270)	(5.3)
Other	859,609	781,927	77,682	9.9
Intercompany eliminations	(264,350)	(229,020)	(35,330)	(15.4)
Total	$9,579,490	$10,043,408	$(463,918)	(4.6)

# OF UNITS:
Recreational vehicles
North American Towable	119,790	112,830	6,960	6.2
North American Motorized	17,153	18,761	(1,608)	(8.6)
Total North America	136,943	131,591	5,352	4.1
European	44,445	55,317	(10,872)	(19.7)
Total	181,388	186,908	(5,520)	(3.0)

		% of Segment Net Sales		% of Segment Net Sales
GROSS PROFIT:
Recreational vehicles
North American Towable	$496,976	13.1	$427,386	11.6	$69,590	16.3
North American Motorized	210,634	9.7	277,840	11.4	(67,206)	(24.2)
Total North America	707,610	11.9	705,226	11.5	2,384	0.3
European	460,319	15.2	581,211	17.3	(120,892)	(20.8)
Total recreational vehicles	1,167,929	13.0	1,286,437	13.6	(118,508)	(9.2)
Other, net	172,712	20.1	165,525	21.2	7,187	4.3
Total	$1,340,641	14.0	$1,451,962	14.5	$(111,321)	(7.7)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$256,536	6.8	$246,330	6.7	$10,206	4.1
North American Motorized	124,715	5.7	136,398	5.6	(11,683)	(8.6)
Total North America	381,251	6.4	382,728	6.2	(1,477)	(0.4)
European	306,254	10.1	298,013	8.9	8,241	2.8
Total recreational vehicles	687,505	7.7	680,741	7.2	6,764	1.0
Other, net	81,517	9.5	75,108	9.6	6,409	8.5
Corporate	153,532	—	139,682	—	13,850	9.9
Total	$922,554	9.6	$895,531	8.9	$27,023	3.0

	FISCAL 2025	% of Segment Net Sales	FISCAL 2024	% of Segment Net Sales	Change Amount	% Change
INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towable	$247,012	6.5	$169,232	4.6	$77,780	46.0
North American Motorized	85,343	3.9	126,496	5.2	(41,153)	(32.5)
Total North America	332,355	5.6	295,728	4.8	36,627	12.4
European	101,634	3.4	231,377	6.9	(129,743)	(56.1)
Total recreational vehicles	433,989	4.8	527,105	5.6	(93,116)	(17.7)
Other, net	53,740	6.3	45,299	5.8	8,441	18.6
Corporate	(191,538)	—	(223,560)	—	32,022	14.3
Total	$296,191	3.1	$348,844	3.5	$(52,653)	(15.1)

	As of July 31, 2025	As of July 31, 2024	Change Amount	% Change
ORDER BACKLOG:
Recreational vehicles
North American Towable	$525,014	$552,379	$(27,365)	(5.0)
North American Motorized	1,004,620	776,903	227,717	29.3
Total North America	1,529,634	1,329,282	200,352	15.1
European	1,525,592	1,950,793	(425,201)	(21.8)
Total	$3,055,226	$3,280,075	$(224,849)	(6.9)

CONSOLIDATED

Consolidated net sales for fiscal 2025 decreased $463,918, or 4.6%, compared to fiscal 2024. The decrease in consolidated net sales is primarily due to lower current dealer and consumer demand in comparison to fiscal 2024 in the North American Motorized and European segments, partially offset by an increase in net sales from our North American Towable segment. Approximately 32% of the Company’s consolidated net sales for fiscal 2025 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The $463,918, or 4.6% decrease in consolidated net sales in fiscal 2025 is net of an increase of $54,492 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative periods.

Consolidated gross profit for fiscal 2025 decreased $111,321, or 7.7%, compared to fiscal 2024. Consolidated gross profit was 14.0% of consolidated net sales for fiscal 2025 and 14.5% for fiscal 2024. The decreases in consolidated gross profit and the consolidated gross profit percentage in fiscal 2025 compared to fiscal 2024 were both primarily due to the impact of the decrease in consolidated net sales coupled with increased sales discounting.

Selling, general and administrative expenses for fiscal 2025 increased $27,023, or 3.0%, compared to fiscal 2024. This increase was primarily driven by the increase in certain Corporate and European selling, general and administrative expenses as discussed below. Selling, general and administrative expenses were 9.6% of consolidated net sales for fiscal 2025 and 8.9% for fiscal 2024, with the increase in percentage due to the combination of the decrease in consolidated net sales in fiscal 2025 compared to fiscal 2024 and the increase in costs.

The increase in other income, net of $31,949 for fiscal 2025 as compared to fiscal 2024 includes an increase of $14,867 in the gain on the sales of property, plant and equipment in fiscal 2025 as compared to fiscal 2024, primarily due to gains on the sales of certain production facilities in fiscal 2025 related to the strategic organizational restructuring of the Heartland towable operations. In addition, the fiscal 2025 other income, net total includes $12,153 of insurance income related to the weather event discussed in Note 19 to the Consolidated Financial Statements, and an improvement in the operating results of our equity method investments of $9,331 as discussed in Note 7 to the Consolidated Financial Statements. These favorable changes were partially offset by an increase in foreign exchange losses of $8,315 between fiscal 2025 and fiscal 2024.

Amortization of intangible assets expense for fiscal 2025 decreased $13,517, or 10.2%, to $119,027, compared to fiscal 2024 due to a reduction in dealer network amortization, which is amortized on an accelerated basis and therefore decreases over time.

The decrease of $52,653, or 15.1%, in income before income taxes for fiscal 2025 compared to fiscal 2024, was primarily driven by the impact of the decrease in consolidated net sales and the increase in selling, general and administrative expenses noted above.

The overall annual effective income tax rate for fiscal 2025 was 13.4%, compared with 23.9% for fiscal 2024. The two primary reasons for the decrease in the overall annual effective income tax rate were the foreign tax law change in fiscal 2025 that resulted in the favorable revaluation of foreign deferred tax liabilities, and the rate was also favorably impacted by the year-over-year change in the jurisdictional mix of earnings between foreign and domestic operations, inclusive of certain foreign exchange gains not subject to taxation.

Additional information concerning the changes in net sales, gross profit and selling, general and administrative expenses are addressed below in the segment reporting that follows.

The $13,850 increase in Corporate expenses included in selling, general and administrative expenses for fiscal 2025 compared to fiscal 2024 includes increases in compensation costs of $15,738, primarily due to employee separation costs related to certain headcount reductions in fiscal 2025, and incentive compensation of $7,854. In addition, the prior-year period included income of $17,012 related to matters discussed in Note 14 to the Consolidated Financial Statements. These increases were partially offset by decreases in stock-based compensation expense of $7,029, legal and professional fees of $8,521 (primarily related to third-party fees of $7,175 incurred in fiscal 2024 with the debt refinancing discussed in Note 12 to the Consolidated Financial Statements), dealer promotional costs of $6,517 and repurchase costs of $3,300 related to our standby repurchase obligations reserve due to reductions in both dealer inventory levels and repurchase activity compared to the prior fiscal year.

Net expense for Corporate interest and other income and expenses decreased $45,872 in fiscal 2025 compared to fiscal 2024. Net interest expense decreased by $36,198 due to lower average outstanding debt balances and lower interest rates coupled with the prior-year interest expense including debt extinguishment charges of $7,566 related to the November 2023 debt refinancing. In addition, the operating results of our equity method investments as discussed in Note 7 to the Consolidated Financial Statements improved by $9,331 in fiscal 2025 as compared to fiscal 2024, and there were favorable changes of $7,612 in certain other equity investments and warrants due to market value fluctuations. These favorable changes were partially offset by an unfavorable change of $2,377 in the fair value of the Company’s deferred compensation assets and an increase of $4,394 in non-cash foreign currency losses on certain Euro-denominated loans between the two periods.

SEGMENT REPORTING

North American Towable Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2025 vs. Fiscal 2024

	Fiscal 2025	% of Segment Net Sales	Fiscal 2024	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$2,298,926	60.7	$2,395,246	65.1	$(96,320)	(4.0)
Fifth Wheels	1,485,740	39.3	1,284,425	34.9	201,315	15.7
Total North American Towable	$3,784,666	100.0	$3,679,671	100.0	$104,995	2.9

	Fiscal 2025	% of Segment Shipments	Fiscal 2024	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	96,681	80.7	91,639	81.2	5,042	5.5
Fifth Wheels	23,109	19.3	21,191	18.8	1,918	9.1
Total North American Towable	119,790	100.0	112,830	100.0	6,960	6.2

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Change
North American Towable
Travel Trailers	(9.5)
Fifth Wheels	6.6
Total North American Towable	(3.3)

The increase in total North American Towable net sales of 2.9% compared to the prior fiscal year resulted from a 6.2% increase in unit shipments and a 3.3% decrease in the overall net price per unit due to the combined impact of changes in product mix and price. The increase in unit shipments was primarily due to the heightened demand for the lower-cost travel trailer units as compared to the prior year. According to statistics published by RVIA, for the twelve months ended July 31, 2025, combined travel trailer and fifth wheel wholesale unit shipments increased 6.3% compared to the same period last year. According to statistics published by Stat Surveys, for the twelve-month periods ended June 30, 2025 and 2024, our retail market share for travel trailers and fifth wheels combined was 38.4% and 40.3%, respectively.

The decrease in the overall net price per unit within the travel trailer product line of 9.5% during fiscal 2025 was primarily due to current product mix trending toward more moderately-priced units as compared to the prior year. The increase within the fifth wheel product line of 6.6% during fiscal 2025 was primarily due to product mix changes and lower sales discounting as compared to fiscal 2024.

North American Towable cost of products sold increased $35,405 to $3,287,690, or 86.9% of North American Towable net sales, for fiscal 2025 compared to $3,252,285, or 88.4% of North American Towable net sales, for fiscal 2024. Changes in material, labor, freight-out and warranty costs comprised $27,822 of the $35,405 increase in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales were 78.8% for fiscal 2025 and 80.2% for fiscal 2024, with the reduction including a decrease in the material cost percentage, primarily due to lower sales discounting, and the warranty cost percentage also improved.

Total manufacturing overhead increased $7,583 in correlation with the increase in net sales and decreased slightly as a percentage of North American Towable net sales from 8.2% to 8.1%, as the increased net sales levels resulted in lower overhead costs per unit sold. Variable costs included in manufacturing overhead increased $7,746 in fiscal 2025 compared to fiscal 2024 as a result of the increase in North American Towable net sales.

The increase of $69,590 in North American Towable gross profit for fiscal 2025 compared to fiscal 2024 is driven by the increase in North American Towable net sales coupled with the increase in the gross profit percentage, which is due to the decrease in the cost of products sold percentage noted above.

The increase of $10,206 in North American Towable selling, general and administrative expenses for fiscal 2025 compared to fiscal 2024 was primarily due to the impact of the increase in North American Towable net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $7,679. The slight increase in the overall selling, general and administrative expense as a percentage of North American Towable net sales is primarily due to an increase in the incentive compensation cost percentage due to the increase in income before income taxes.

The increase of $77,780 in North American Towable income before income taxes for fiscal 2025 compared to fiscal 2024 was primarily due to the increase in North American Towable net sales and the improvement in the cost of products sold percentage, as well as an increase of $14,797 in gains on the sales of property, plant and equipment primarily related to the strategic organizational restructuring of the Heartland towable operations in fiscal 2025. The primary reason for the increase in the income before income taxes percentage was the decrease in the cost of products sold percentage noted above.

North American Motorized Recreational Vehicles
Analysis of Change in Net Sales for Fiscal 2025 vs. Fiscal 2024

	Fiscal 2025	% of Segment Net Sales	Fiscal 2024	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$633,418	29.1	$776,836	31.8	$(143,418)	(18.5)
Class C	1,068,113	49.1	1,162,140	47.5	(94,027)	(8.1)
Class B	474,073	21.8	506,874	20.7	(32,801)	(6.5)
Total North American Motorized	$2,175,604	100.0	$2,445,850	100.0	$(270,246)	(11.0)

	Fiscal 2025	% of Segment Shipments	Fiscal 2024	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	3,301	19.2	3,838	20.5	(537)	(14.0)
Class C	9,890	57.7	10,560	56.3	(670)	(6.3)
Class B	3,962	23.1	4,363	23.2	(401)	(9.2)
Total North American Motorized	17,153	100.0	18,761	100.0	(1,608)	(8.6)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Change
North American Motorized
Class A	(4.5)
Class C	(1.8)
Class B	2.7
Total North American Motorized	(2.4)

The decrease in total North American Motorized net sales of 11.0% compared to the prior fiscal year resulted from an 8.6% decrease in unit shipments and a 2.4% decrease in the overall net price per unit due to the combined impact of changes in product mix and price, which included elevated sales discounts compared to fiscal 2024. The decrease in unit shipments was primarily due to a softening in current dealer and consumer demand in comparison with the demand in the prior fiscal year. According to statistics published by RVIA, for the twelve months ended July 31, 2025, combined motorhome wholesale unit shipments decreased 11.6% compared to the same period last year. According to statistics published by Stat Surveys, for the twelve-month periods ended June 30, 2025 and 2024, our retail market share for motorhomes was 47.7% and 47.8%, respectively.

The decrease in the overall change in product mix and price per unit within the Class A product line of 4.5% was primarily due to product mix changes, primarily a higher concentration in fiscal 2025 of the more moderately-priced gas units as opposed to the higher-priced diesel units, in addition to higher discounting levels. The decrease in the overall net price per unit within the Class C product line of 1.8% was primarily due to higher discounting levels, and the Class B product line increase of 2.7% was primarily due to increases from product mix changes and selective net selling price increases being partially offset by higher discounting levels compared to fiscal 2024.

North American Motorized cost of products sold decreased $203,040 to $1,964,970, or 90.3% of North American Motorized net sales, for fiscal 2025 compared to $2,168,010, or 88.6% of North American Motorized net sales, for fiscal 2024. The changes in material, labor, freight-out and warranty costs comprised $188,009 of the $203,040 decrease due to the decreased sales volume. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales was 84.1% for fiscal 2025 compared to 82.4% for fiscal 2024, with the increase due to an increase in the material cost percentage, primarily due to higher sales discounting and product mix changes, partially offset by a decrease in the warranty cost percentage.

Total manufacturing overhead decreased $15,031 with the decrease in net sales but remained the same as a percentage of North American Motorized net sales at 6.2%. Variable costs in manufacturing overhead decreased $14,829 in fiscal 2025 compared to fiscal 2024 as a result of the decrease in North American Motorized net sales.

The decrease of $67,206 in North American Motorized gross profit for fiscal 2025 compared to fiscal 2024 was driven by the decrease in North American Motorized net sales coupled with the decrease in the gross profit percentage, which is due to the increase in the cost of products sold percentage noted above.

The decrease of $11,683 in North American Motorized selling, general and administrative expenses in fiscal 2025 compared to fiscal 2024 was primarily due to the decreases in North American Motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $10,911. The increase in the overall selling, general and administrative expense as a percentage of North American Motorized net sales was primarily due to the decrease in North American Motorized net sales.

The decrease of $41,153 in North American Motorized income before income taxes for fiscal 2025 compared to fiscal 2024 was primarily due to the impact of the decrease in North American Motorized net sales, partially offset by $11,180 of insurance income recognized in fiscal 2025 as discussed in Note 19 to the Consolidated Financial Statements. The primary reason for the decrease in the income before income taxes percentage was the increase in the cost of products sold percentage noted above.

European Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2025 vs. Fiscal 2024

	Fiscal 2025	% of Segment Net Sales	Fiscal 2024	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$1,657,916	54.8	$1,747,291	51.9	$(89,375)	(5.1)
Campervan	837,809	27.7	1,064,293	31.6	(226,484)	(21.3)
Caravan	177,749	5.9	235,928	7.0	(58,179)	(24.7)
Other	350,487	11.6	317,468	9.5	33,019	10.4
Total European	$3,023,961	100.0	$3,364,980	100.0	$(341,019)	(10.1)

	Fiscal 2025	% of Segment Shipments	Fiscal 2024	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	21,787	49.0	23,300	42.1	(1,513)	(6.5)
Campervan	15,440	34.7	22,461	40.6	(7,021)	(31.3)
Caravan	7,218	16.3	9,556	17.3	(2,338)	(24.5)
Total European	44,445	100.0	55,317	100.0	(10,872)	(19.7)

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:
	Foreign Currency %	Mix and Price %	% Change

European
Motorcaravan	1.7	(0.3)	1.4
Campervan	1.7	8.3	10.0
Caravan	1.7	(1.9)	(0.2)
Total European	1.7	7.9	9.6

The decrease in total European Recreational Vehicle net sales of 10.1% compared to the prior fiscal year resulted from a decrease of 19.7% in unit shipments and an increase of 9.6% in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. The decrease in European Recreational Vehicle net sales of $341,019 includes an increase of $54,492, or 1.7% of the net 10.1% decrease, due to the change in foreign exchange rates in fiscal 2025 compared to fiscal 2024. Sales on a constant-currency basis decreased by 11.8%.

The overall net price per unit increase of 9.6% includes an increase of 1.7% due to the impact of foreign currency exchange rate changes and a constant-currency increase of 7.9% due to the combined impact of product mix and selling price increases, primarily due to the much higher concentration of Motorcaravan sales in the current-year period due primarily to improved supply of chassis and other components in fiscal 2025 as compared to fiscal 2024 and the continued trend of consumer preference toward Motorcaravans.

The constant-currency decreases in the Motorcaravan product line of 0.3% and in the Caravan product line of 1.9% were both primarily due to the impact of increased sales discounting. The constant-currency increase in the overall net price per unit within the Campervan product line of 8.3% was primarily due to fiscal 2025 including a higher concentration of Campervan units with a purchased chassis that is included in the unit sales price as opposed to a customer-supplied chassis that is not included in the unit sales price.

European Recreational Vehicle cost of products sold decreased $220,127 to $2,563,642, or 84.8% of European Recreational Vehicle net sales, for fiscal 2025 compared to $2,783,769, or 82.7% of European Recreational Vehicle net sales, for fiscal 2024. Changes in material, labor, freight-out and warranty costs comprised $221,246 of the $220,127 decrease. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales increased to 73.4% for fiscal 2025 compared to 72.5% for fiscal 2024 with the increase primarily due to an increase in the material cost percentage due to increased sales discounting.

Total manufacturing overhead increased a slight $1,119 but increased as a percentage of European Recreational Vehicle net sales from 10.2% to 11.4% primarily due to the net sales decrease resulting in higher overhead costs per unit sold.

The decrease of $120,892 in European Recreational Vehicle gross profit for fiscal 2025 compared to fiscal 2024 was primarily due to the decrease in European Recreational Vehicle net sales coupled with the decrease in gross profit percentage, which was primarily due to the increases in both the material and manufacturing overhead cost percentages noted above.

The $8,241 increase in European Recreational Vehicle selling, general and administrative expenses for fiscal 2025 compared to fiscal 2024 was primarily due to a total of $6,686 in employee separation costs and an increase in repurchase and dealer financing costs of $7,033. These increases were partially offset by the impact of the decrease in European Recreational Vehicle net sales and income before income taxes, which caused related commissions, incentive and other compensation to decrease by $5,066. The increase in the overall selling, general and administrative expense as a percentage of European Recreational Vehicle net sales was primarily due to the decrease in European Recreational Vehicle net sales.

The decrease of $129,743 in European Recreational Vehicle income before income taxes for fiscal 2025 compared to fiscal 2024 was primarily due to the impact of the 10.1% decrease in European Recreational Vehicle net sales. The primary reasons for the decrease in the income before income taxes percentage were the increases in both the cost of products sold and selling, general and administrative expense percentages noted above.

Liquidity and Capital Resources

As of July 31, 2025, we had $586,596 in cash and cash equivalents, of which $412,088 is held in the United States and the equivalent of $174,508, predominantly in Euros, is held in Europe, compared to $501,316 on July 31, 2024, of which $373,031 was held in the United States and the equivalent of $128,285, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the United States. The components of the $85,280 increase in cash and cash equivalents are described in more detail below, but the increase was primarily attributable to cash provided by operations of $577,923 less cash used in financing activities of $426,306 and cash used in investing activities of $64,465.

Net working capital at July 31, 2025 was $1,193,279 compared to $1,083,005 at July 31, 2024. Capital expenditures of $122,987 for fiscal 2025 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. In addition, the unused availability under our revolving asset-based credit facility is generally available to the Company for general operating purposes and approximated $840,000 at July 31, 2025. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

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

Our current estimate of committed and internally approved capital spend for fiscal 2026 is $225,000, primarily for certain building projects as well as replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business. We anticipate approximately two-thirds will be in North America and one-third in Europe, and that these expenditures will be funded by cash provided by our operating activities.

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

Operating Activities

Net cash provided by operating activities for fiscal 2025 was $577,923 as compared to net cash provided by operating activities of $545,548 for fiscal 2024.

For fiscal 2025, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax benefit and stock-based compensation) provided $512,046 of operating cash. The change in net working capital provided additional operating cash of $65,877 during fiscal 2025, primarily due to an increase in accounts payable from extending vendor payment terms on certain raw material purchases, partially offset by required income tax payments exceeding the income tax provisions for fiscal 2025.

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

Investing Activities

Net cash used in investing activities for fiscal 2025 was $64,465, primarily due to capital expenditures of $122,987 being partially offset by proceeds from the dispositions of property, plant and equipment of $63,305.

Net cash used in investing activities for fiscal 2024 was $146,812, primarily due to capital expenditures of $139,635.

Financing Activities

Net cash used in financing activities for fiscal 2025 was $426,306, primarily for debt payments on the term-loan credit facilities of $205,000 and on other debt of 31,993 as well as regular quarterly dividend payments of $0.50 per share for each quarter of fiscal 2025 totaling $106,130, and $52,647 was used for treasury share repurchases.

Net cash used in financing activities for fiscal 2024 was $337,677, including borrowings of $113,502 on the asset-based credit facility for temporary working capital needs and subsequent payments of $111,555 on the asset-based credit facility. In addition, borrowings of $186,723 were made in connection with the debt refinancing discussed in Note 12 to the Consolidated Financial Statements, and payments totaling $340,619 were made on the term-loan credit facilities, of which $127,626 was paid in connection with the debt refinancing. Additionally, the Company made regular quarterly cash dividend payments of $0.48 per share for each quarter of fiscal 2024 totaling $102,137, and $68,387 was used for treasury share repurchases.

The Company increased its previous regular quarterly dividend of $0.48 per share to $0.50 per share in October 2024. The Company increased its previous regular quarterly dividend of $0.45 per share to $0.48 per share in October 2023.

Principal Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments at July 31, 2025 are summarized in the following charts. Unrecognized income tax benefits in the amount of $13,688 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment. We have no other material off-balance sheet commitments.

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2026	Fiscal 2027-2028	Fiscal 2029-2030	After 5 Years
Debt principal payments (1)	$933,812	$3,367	$11,331	$505,608	$413,506
Finance leases (2)	$2,062	$1,107	$955	$—	$—
Operating leases (2)	$57,348	$17,476	$20,181	$6,902	$12,789
Purchase obligations (3)	$201,391	$201,391	$—	$—	$—
Total contractual cash obligations	$1,194,613	$223,341	$32,467	$512,510	$426,295
(1)See Note 12 to the Consolidated Financial Statements for additional information.
(2)See Note 15 to the Consolidated Financial Statements for additional information.
(3)Represent commitments to purchase specified quantities of raw materials at market prices. The dollar values above have been estimated based on July 31, 2025 market prices.

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Less Than One Year (1)	1-3 Years	4-5 Years	Over 5 Years
Standby repurchase obligations (1)	$3,484,235	$2,130,127	$1,354,108	$—	$—
(1)The standby repurchase totals above do not consider any curtailments that lower the eventual repurchase obligation totals, and these obligations generally extend up to eighteen months from the date of sale of the related product to the dealer. In estimating the expiration of the standby repurchase obligations, we used inventory reports as of July 31, 2025 from our independent dealers’ primary lending institutions and made an assumption for obligations for inventory aged 0-12 months that it was financed evenly over the twelve-month period.

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

Goodwill, Intangible and Long-Lived Assets

Goodwill results from the excess of purchase price over the net assets of an acquired business. The Company’s reporting units are generally the same as its operating segments, which are identified in Note 2 to the Consolidated Financial Statements. Goodwill is not amortized but is tested for impairment annually as of May 31 of each fiscal year and whenever events or changes in circumstances indicate that an impairment may have occurred. The total carrying value of goodwill as of July 31, 2025 is $1,841,118. See Note 6 to the Consolidated Financial Statements for a summary of changes in carrying value by fiscal year and reportable segment. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess is recognized, not to exceed the amount of goodwill allocated to the reporting unit. As part of the annual impairment testing, the Company may utilize a qualitative approach rather than a quantitative approach to determine if an impairment exists, considering various factors including industry changes, actual results as compared to forecasted results, or the timing of a recent acquisition, if applicable.

For the Company’s May 31, 2025 annual impairment test, certain reporting units showed fair value exceeding carrying value by less than 25%. The aggregate value of goodwill in these reporting units is approximately 75% of the Company’s consolidated goodwill balance. Fair values are determined using discounted cash flow models, and these estimates are subject to significant management judgment, including the determination of many factors and inputs such as, but not limited to, sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates developed using market observable inputs and consideration of risk regarding future performance. Market multiples derived from selected guideline public companies are also utilized to evaluate the discounted cash flow models. Changes in any of these estimates can have a significant impact on the determination of fair value. Additionally, market data and factors outside the Company’s control, such as interest rates, dealer and end consumer demand, consumer preferences or unexpected competition could have a significant impact on estimated fair values. Changes in any of these estimates or other factors could potentially result in future material impairments in one or more of the Company’s reporting units.

The Company’s intangible assets are dealer networks, trademarks and design technology and other intangible assets acquired in business acquisitions. Dealer networks are valued on a Discounted Cash Flow method and are amortized on an accelerated basis over 12 to 20 years, with amortization beginning after any applicable backlog amortization is completed. Trademarks and design technology assets are both valued on a Relief of Royalty method and are both amortized on a straight-line basis, using lives of 15 to 25 years for trademarks and 10 to 15 years for design technology assets, respectively. Amortizable intangible assets, net as of July 31, 2025 totaled $758,758. See Note 6 to the Consolidated Financial Statements for a summary of the components of that balance.

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

The Company completed its annual goodwill impairment test as of May 31, 2025, and no impairment was identified. See Note 6 to the Consolidated Financial Statements for further information regarding goodwill and intangible assets.

Product Warranty

We generally provide retail customers of our products with either a one-year or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components or other items. We record a liability, which totaled $291,130 at July 31, 2025, based on our best estimate of the amounts necessary to settle unpaid existing claims and estimated future claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of retail sold units, existing THOR units in dealer inventory, historical average costs per unit incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in service shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such additional claims or costs materialize. Management believes that the warranty liability is appropriate; however, actual claims incurred could differ from estimates, requiring adjustments to the reserves.

Accounting Pronouncements

Reference is made to Note 1 to the Consolidated Financial Statements in this report for a summary of recently adopted accounting pronouncements, which summary is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates as well as inflation. At times, the Company enters into hedging transactions to mitigate certain of these risks in accordance with guidelines established by the Company’s management. The Company does not use financial instruments for trading or speculative purposes.

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

The Company also holds $373,812 of debt denominated in Euros at July 31, 2025. A hypothetical 10% change in the Euro/U.S. dollar exchange rate would change our July 31, 2025 debt balance by an estimated $37,381.

INTEREST RATE RISK – In the normal course of business, we are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to interest rate risks through our regular operations and financing activities. Based on our assumption of the Company’s floating-rate debt levels over the next 12 months, a one-percentage-point increase in interest rates (approximately 19.6% of our weighted-average interest rate at July 31, 2025) would result in an estimated $4,138 reduction in income before income taxes over a one-year period.

COMMODITY PRICE RISK – The Company is subject to market risk from fluctuating market prices for certain purchased raw materials, including steel and aluminum, and we purchase component parts containing various commodities as well which are integrated into our manufactured products. While such materials are typically available through multiple suppliers, commodity raw materials are inherently subject to price fluctuations and could impact our results of operations. As part of its normal ongoing operations, the Company negotiates with suppliers regarding the timing and extent of any commodity price increases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information provided in pages F-1 through F-35 at the end of this Report is incorporated by reference in response to this Item.

Quarterly Financial Data (Unaudited)

	Quarter Ended
Fiscal 2025	October 31	January 31	April 30	July 31
Net sales	$2,142,784	$2,018,107	$2,894,816	$2,523,783
Gross profit	281,442	245,197	443,119	370,883
Net income (loss) attributable to THOR Industries, Inc.	(1,832)	(551)	135,185	125,757

Earnings (loss) per common share: (1)
Basic	$(0.03)	$(0.01)	$2.54	$2.37
Diluted	$(0.03)	$(0.01)	$2.53	$2.36
Dividends paid per common share	$0.50	$0.50	$0.50	$0.50

Market prices per common share
High	$115.86	$118.85	$105.75	$97.32
Low	$93.86	$92.45	$63.16	$72.07

	Quarter Ended
Fiscal 2024	October 31	January 31	April 30	July 31
Net sales	$2,500,759	$2,207,369	$2,801,113	$2,534,167
Gross profit	357,932	270,847	421,852	401,331
Net income attributable to THOR Industries, Inc.	53,565	7,217	114,511	90,015

Earnings per common share: (1)
Basic	$1.01	$0.14	$2.15	$1.70
Diluted	$0.99	$0.13	$2.13	$1.68
Dividends paid per common share	$0.48	$0.48	$0.48	$0.48

Market prices per common share
High	$116.31	$122.00	$129.31	$110.32
Low	$84.55	$87.52	$96.99	$88.37

(1)Earnings (loss) per common share are computed independently for each of the quarters presented based on net income (loss) attributable to THOR Industries, Inc. The summation of the quarterly amounts will not necessarily equal the total earnings per common share reported for the year due to changes in the weighted-average shares outstanding during the year.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2025 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of July 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.

Part C – Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part D – Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of THOR Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of THOR Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2025, of the Company and our report dated September 24, 2025, expressed an unqualified opinion on those financial statements.

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
September 24, 2025

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

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended July 31, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of July 31, 2025 about the Company’s Common Stock that is authorized for issuance under the THOR Industries, Inc. 2016 Equity and Incentive Plan (the “2016 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	703,062	(1)	$—	(2)	652,508	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	703,062		$—		652,508
(1)Represents shares underlying restricted stock units and performance stock units granted pursuant to the 2016 Plan.
(2)The restricted stock units and performance stock units totaling 703,062 in column (a) do not have an exercise price.
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
10.2
Thor Industries, Inc. Form of Indemnification Agreement for executive officers and directors of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2011) +

10.3
Amended and Restated Dealer Exclusivity Agreement, dated as of January 30, 2009, by and among Thor Industries, Inc., FreedomRoads Holding Company, LLC, FreedomRoads, LLC and certain subsidiaries of FreedomRoads, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011)

10.4
Amendment No. 1 to Amended and Restated Dealer Exclusivity Agreement between the Company, FreedomRoads Holding Company, LLC, FreedomRoads, LLC and certain subsidiaries of FreedomRoads, LLC, dated as of December 22, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 22, 2009)

10.5
THOR Industries, Inc. 2016 Equity and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company's Additional Proxy Soliciting Materials on Schedule 14A filed on December 2, 2021) +

10.6
Form of Restricted Stock Unit Award Agreement for Grants to Employees of the Company under the Thor Industries, Inc. 2016 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated March 20, 2017) +

10.7
Form of Restricted Stock Unit Award Agreement for Grants to Non-Employee Directors of the Company under the Thor Industries, Inc. 2016 Equity and Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated March 20, 2017) +

10.8
Term Loan Agreement, dated as of February 1, 2019, by and among the Company, as borrower, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current report on Form 8-K dated February 1, 2019, as amended April 18, 2019)

10.9
ABL Credit Agreement, dated as of February 1, 2019, by and among the Company, certain domestic subsidiaries of the Company, certain subsidiaries of EHG organized under the laws of Germany and a subsidiary of EHG organized under the laws of the United Kingdom, the several lenders from time to time parties thereto and JPMorgan, as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current report on Form 8-K dated February 1, 2019, as amended April 18, 2019)

10.10
Amendment No. 1 to the Term Loan Credit Agreement dated as of March 25, 2021, by and among the Company, certain subsidiaries of the Company and JPMorgan Chase Bank, N.A., as Administrative Agent and Term B-1 Lender (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2021)

10.11
Form of Employment Agreement between the Company and each of Robert W. Martin, Colleen Zuhl, W. Todd Woelfer, and Trevor Q. Gasper dated July 24, 2023 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2023) +

10.12
Amendment No. 1 to the ABL Credit Agreement, dated as of September 1, 2021, by and among the Company, certain domestic subsidiaries of the Company, certain subsidiaries of EHG organized under the laws of Germany and a subsidiary of EHG organized under the laws of the United Kingdom, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2021)

10.13
Amendment No. 2 to the Term Loan Credit Agreement dated as of May 9, 2023, by and among the Company, certain subsidiaries of the Company and JPMorgan Chase Bank, N.A., as Administrative Agent and Term B-1 Lender (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2023)

10.14
Amendment No. 2 to the ABL Credit Agreement, dated as of May 1, 2023, by and among the Company, certain domestic subsidiaries of the Company, certain subsidiaries of EHG organized under the laws of Germany and a subsidiary of EHG organized under the laws of the United Kingdom, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2023)

10.15
Amendment No. 3 to the Term Loan Credit Agreement dated as of November 15, 2023, by and among the Company, certain subsidiaries of the Company and JPMorgan Chase Bank, N.A., as Administrative Agent and Term B-1 Lender (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2024)

10.16
Amendment No. 3 to the ABL Credit Agreement, dated as of November 15, 2023, by and among the Company, certain domestic subsidiaries of the Company, certain subsidiaries of EHG organized under the laws of Germany and a subsidiary of EHG organized under the laws of the United Kingdom, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2024)

10.17
Form of Employment Agreement between the Company and Michele McDermott dated January 29, 2024 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2024) +

10.18
Amendment No. 4 to the Term Loan Credit Agreement dated as of July 1, 2024, by and among the Company, certain subsidiaries of the Company and JPMorgan Chase Bank, N.A., as Administrative Agent and Term B-1 Lender (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2024)

19.1
THOR Industries, Inc. Policy ADM-2A: Insider Trading effective July 10, 2015, and revised effective February 1, 2024 (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2024)

21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP, dated September 24, 2025*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1
THOR Industries, Inc.'s Amended and Restated Policy on Recoupment of Performance-Based Compensation in the Event of an Accounting Restatement (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2024)

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104.1	The cover page from THOR Industries Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 formatted in Inline XBRL (included in Exhibit 101).

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended July 31, 2025 formatted in iXBRL (Inline “eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 24, 2025 on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/s/ Robert W. Martin
Robert W. Martin
Director, President and Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 24, 2025 by the following persons on behalf of the Registrant and in the capacities indicated.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of THOR Industries, Inc. and subsidiaries (the "Company") as of July 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended July 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 24, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Valuation of Goodwill—Airxcel Reporting Unit—Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that an impairment may have occurred. The Company typically utilizes a quantitative assessment to test for impairment, which involves a comparison of the fair value of a reporting unit with its carrying value. Fair values are determined using discounted cash flow models, and these estimates are subject to significant management judgment, including the determination of many factors and inputs such as, but not limited to, sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates developed using market observable inputs and consideration of risk regarding future performance. The implied valuation multiples from the discounted cash flow models are also assessed relative to market multiples derived from selective guideline public companies to evaluate the reasonableness of the discounted cash flow model results. Changes in any of these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. The goodwill balance was $1,841 million as of July 31, 2025, of which $392 million was allocated to the Airxcel reporting unit. As a result of the assessment performed by the Company during the year ended July 31, 2025, the Company concluded that the fair value of the Airxcel reporting unit exceeded its carrying value and that there was no impairment of Airxcel reporting unit goodwill.

We identified the valuation of goodwill for the Airxcel reporting unit as a critical audit matter due to the significant judgments made by management to estimate the fair value of the reporting unit and the difference between the fair value of the reporting unit and its carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s sales growth rates and the selection of the discount rate used in the discounted cash flow model.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the sales growth rates and discount rate used by management to estimate the fair value of the Airxcel reporting unit included the following, among others:
•We tested the effectiveness of controls over management’s determination of the reporting unit’s fair value, including controls related to sales growth rates and management’s selection of the discount rate.
•We evaluated the reasonableness of the sales growth rates by comparing forecasted sales to historical operating results, internal information communicated to management and the Board of Directors, external data encompassing the recreational vehicle industry, and information furnished to the public by the Company, its peers, and analysts following the Company and the industry.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing the range to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Chicago, Illinois
September 24, 2025

We have served as the Company’s auditor since 1981.

THOR Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, July 31, 2025 and 2024
(amounts in thousands, except share and per share data)

	July 31, 2025	July 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$586,596	$501,316
Accounts receivable, trade, net	541,713	502,301
Accounts receivable, other, net	165,650	198,594
Inventories, net	1,351,796	1,366,638
Prepaid income taxes, expenses and other	132,220	81,178
Total current assets	2,777,975	2,650,027
Property, plant and equipment, net	1,315,728	1,390,718
Other assets:
Goodwill	1,841,118	1,786,973
Amortizable intangible assets, net	758,758	861,133
Deferred income tax assets, net	35,668	28,414
Equity investments	136,784	137,272
Other	199,253	166,286
Total other assets	2,971,581	2,980,078
TOTAL ASSETS	$7,065,284	$7,020,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$738,143	$628,134
Current portion of long-term debt	3,367	32,650
Short-term financial obligations	60,112	72,051
Accrued liabilities:
Compensation and related items	178,259	185,249
Product warranties	291,130	311,627
Income and other taxes	59,392	74,987
Promotions and rebates	162,477	169,928
Product, property and related liabilities	18,634	32,278
Other	73,182	60,118
Total current liabilities	1,584,696	1,567,022
Long-term debt	919,612	1,101,265
Deferred income tax liabilities, net	54,404	74,401
Unrecognized tax benefits	12,175	12,405
Other liabilities	204,845	191,677
Total long-term liabilities	1,191,036	1,379,748
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock—authorized 1,000,000 shares; none outstanding	—	—
Common stock—par value of $.10 per share; authorized 250,000,000 shares; issued 67,282,807 and 66,859,738 shares, respectively	6,728	6,686
Additional paid-in capital	608,481	577,015
Retained earnings	4,407,163	4,254,734
Accumulated other comprehensive income (loss), net of tax	10,390	(93,706)
Less treasury shares of 14,649,597 and 13,928,314, respectively, at cost	(744,264)	(677,299)
Stockholders’ equity attributable to THOR Industries, Inc.	4,288,498	4,067,430
Non-controlling interests	1,054	6,623
Total stockholders’ equity	4,289,552	4,074,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,065,284	$7,020,823

See Notes to the Consolidated Financial Statements.

THOR Industries, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income for the Years Ended July 31, 2025, 2024 and 2023
(amounts in thousands, except share and per share data)

	2025	2024	2023
Net sales	$9,579,490	$10,043,408	$11,121,605
Cost of products sold	8,238,849	8,591,446	9,525,252
Gross profit	1,340,641	1,451,962	1,596,353
Selling, general and administrative expenses	922,554	895,531	870,054
Amortization of intangible assets	119,027	132,544	140,808
Interest expense, net	48,441	88,666	97,447
Other income, net	45,572	13,623	11,309
Income before income taxes	296,191	348,844	499,353
Income taxes	39,600	83,444	125,113
Net income	256,591	265,400	374,240
Less: Net income (loss) attributable to non-controlling interests	(1,968)	92	(31)
Net income attributable to THOR Industries, Inc.	$258,559	$265,308	$374,271

Weighted-average common shares outstanding:
Basic	53,085,577	53,248,488	53,478,310
Diluted	53,400,306	53,687,377	53,857,143

Earnings per common share:
Basic	$4.87	$4.98	$7.00
Diluted	$4.84	$4.94	$6.95

Comprehensive income:
Net income	$256,591	$265,400	$374,240
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax	99,230	(25,925)	114,164
Unrealized (loss) on derivatives, net of tax	—	—	(675)
Other income (loss), net of tax	1,265	(86)	(807)
Total other comprehensive income (loss), net of tax	100,495	(26,011)	112,682
Total comprehensive income	357,086	239,389	486,922
Comprehensive (loss) attributable to non-controlling interest	(5,569)	(760)	(409)
Comprehensive income attributable to THOR Industries, Inc.	$362,655	$240,149	$487,331

See Notes to the Consolidated Financial Statements.

THOR Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2025, 2024 and 2023
(amounts in thousands, except share and per share data)

					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss), net	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2022	66,059,403	$6,606	$497,946	$3,813,261	$(181,607)	12,382,441	$(543,344)	$3,592,862	$7,792	$3,600,654
Net income (loss)	—	—	—	374,271	—	—	—	374,271	(31)	374,240
Purchase of treasury shares	—	—	—	—	—	549,532	(42,007)	(42,007)	—	(42,007)
Restricted stock unit activity	284,937	28	1,574	—	—	98,057	(7,316)	(5,714)	—	(5,714)
Cash dividends $1.80 per common share	—	—	—	(95,969)	—	—	—	(95,969)	—	(95,969)
Stock compensation expense	—	—	39,512	—	—	—	—	39,512	—	39,512
Other comprehensive income (loss)	—	—	—	—	113,060	—	—	113,060	(378)	112,682
Balance at July 31, 2023	66,344,340	$6,634	$539,032	$4,091,563	$(68,547)	13,030,030	$(592,667)	$3,976,015	$7,383	$3,983,398
Net income	—	—	—	265,308	—	—	—	265,308	92	265,400
Purchase of treasury shares	—	—	—	—	—	720,997	(68,387)	(68,387)	—	(68,387)
Restricted stock unit activity	515,398	52	82	—	—	177,287	(16,245)	(16,111)	—	(16,111)
Cash dividends $1.92 per common share	—	—	—	(102,137)	—	—	—	(102,137)	—	(102,137)
Stock compensation expense	—	—	37,901	—	—	—	—	37,901	—	37,901
Other comprehensive (loss)	—	—	—	—	(25,159)	—	—	(25,159)	(852)	(26,011)
Balance at July 31, 2024	66,859,738	$6,686	$577,015	$4,254,734	$(93,706)	13,928,314	$(677,299)	$4,067,430	$6,623	$4,074,053
Net income (loss)	—	—	—	258,559	—	—	—	258,559	(1,968)	256,591
Purchase of treasury shares	—	—	—	—	—	586,558	(52,647)	(52,647)	—	(52,647)
Restricted stock unit activity	423,069	42	594	—	—	134,725	(14,318)	(13,682)	—	(13,682)
Cash dividends $2.00 per common share	—	—	—	(106,130)	—	—	—	(106,130)	—	(106,130)
Stock compensation expense	—	—	30,872	—	—	—	—	30,872	—	30,872
Other comprehensive income (loss)	—	—	—	—	104,096	—	—	104,096	(3,601)	100,495
Balance at July 31, 2025	67,282,807	$6,728	$608,481	$4,407,163	$10,390	14,649,597	$(744,264)	$4,288,498	$1,054	$4,289,552

See Notes to the Consolidated Financial Statements.

THOR Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Years Ended July 31, 2025, 2024 and 2023
(amounts in thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$256,591	$265,400	$374,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	152,180	144,601	136,120
Amortization of intangibles	119,027	132,544	140,808
Amortization of debt issuance costs and extinguishment charges	7,342	18,274	11,455
Deferred income tax benefit	(29,502)	(24,970)	(34,477)
Gain on disposition of property, plant and equipment	(24,464)	(9,597)	(3,319)
Stock-based compensation expense	30,872	37,901	39,512
Changes in assets and liabilities:
Accounts receivable	6,690	(60,153)	313,410
Inventories	29,122	236,916	109,975
Prepaid income taxes, expenses and other	(12,048)	(26,840)	1,052
Accounts payable	90,409	(101,910)	(120,684)
Accrued liabilities and other	(63,535)	(85,081)	295
Long-term liabilities and other	15,239	18,463	13,246
Net cash provided by operating activities	577,923	545,548	981,633
Cash flows from investing activities:
Purchases of property, plant and equipment	(122,987)	(139,635)	(208,194)
Proceeds from dispositions of property, plant and equipment	63,305	24,927	13,655
Business acquisitions, net of cash acquired	—	(7,314)	(6,184)
Other	(4,783)	(24,790)	(21,760)
Net cash used in investing activities	(64,465)	(146,812)	(222,483)
Cash flows from financing activities:
Borrowings on term-loan credit facilities	—	186,723	—
Payments on term-loan credit facilities	(205,000)	(340,619)	(402,355)
Borrowings on revolving asset-based credit facilities	—	113,502	—
Payments on revolving asset-based credit facilities	—	(111,555)	(100,000)
Payments on other debt	(31,993)	(11,152)	(11,968)
Payments of debt issuance costs	—	(10,480)	—
Cash dividends paid	(106,130)	(102,137)	(95,969)
Payments on finance lease obligations	(855)	(755)	(1,215)
Purchase of treasury shares	(52,647)	(68,387)	(42,007)
Payments related to vesting of stock-based awards	(14,318)	(16,245)	(7,316)
Short-term financial obligations and other, net	(15,363)	23,428	25,145
Net cash used in financing activities	(426,306)	(337,677)	(635,685)
Effect of exchange rate changes on cash and cash equivalents	(1,872)	(975)	6,214
Net increase in cash and cash equivalents	85,280	60,084	129,679
Cash and cash equivalents, beginning of period	501,316	441,232	311,553
Cash and cash equivalents, end of period	$586,596	$501,316	$441,232
Supplemental cash flow information:
Income taxes paid	$108,822	$147,126	$143,077
Interest paid	$58,626	$86,421	$95,383
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$4,058	$5,429	$5,447

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements as of and for the Years Ended July 31, 2025, 2024 and 2023
(All Dollar and Euro amounts are presented in thousands, except share and per share data or as otherwise specified)

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

The Company’s business activities are primarily comprised of three distinct operations, which include the design, manufacture and sale of North American Towable Recreational Vehicles, North American Motorized Recreational Vehicles and European Recreational Vehicles, with the European vehicles including both towable and motorized products as well as other RV-related products and services. Accordingly, the Company has presented financial information for these three segments in Note 2 to the Consolidated Financial Statements.

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

Cash and Cash Equivalents – Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. At July 31, 2025 and July 31, 2024, cash and cash equivalents of $329,358 and $318,918, respectively, were held by one U.S. financial institution. In addition, at July 31, 2025 and July 31, 2024, the equivalent of $121,092 and $90,816, respectively, was held in Euros by one European financial institution. The Company is exposed to credit risk in the event of default by a financial institution holding cash in excess of federally insured limits. The Company mitigates risk by using large financial institutions and short-term money market instruments that are direct obligations of the U.S. Treasury and/or repurchase agreements backed by U.S. Treasury obligations. The Company has not experienced any realized losses on its cash and cash equivalents.

Derivatives – The Company uses derivative financial instruments to manage its risk related to changes in foreign currency exchange rates and interest rates. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records all derivatives on the Consolidated Balance Sheet at fair value using available market information and other observable data. See Note 3 to the Consolidated Financial Statements for further discussion.

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
Rental vehicles – 6 years
Depreciation expense is recorded in cost of products sold, except for $25,420, $24,240 and $26,999 in fiscal 2025, 2024 and 2023, respectively, which relates primarily to office buildings and office equipment and is recorded in selling, general and administrative expenses.

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

Goodwill – Goodwill results from the excess of purchase price over the net assets of an acquired business. The Company’s reporting units are generally the same as its operating segments, which are identified in Note 2 to the Consolidated Financial Statements. Goodwill is not amortized but is tested for impairment annually as of May 31 of each fiscal year and whenever events or changes in circumstances indicate that an impairment may have occurred. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess is recognized, not to exceed the amount of goodwill allocated to the reporting unit.

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

Revenue is measured as the amount of consideration to which the Company expects to be entitled in exchange for the Company’s products and services. The amount of revenue recognized includes adjustments for any variable consideration, such as sales discounts, sales allowances, promotions, rebates and other sales incentives which are included in the transaction price and allocated to each performance obligation based on the standalone selling price. The Company estimates variable consideration based on the expected value of total consideration to which customers are likely to be entitled to based primarily on historical experience and current market conditions. Included in the estimate is an assessment as to whether any variable consideration is constrained. Revenue estimates are adjusted at the earlier of a change in the expected value of consideration or when the consideration becomes fixed. During fiscal 2025, fiscal 2024 and fiscal 2023, adjustments to revenue from performance obligations satisfied in prior periods, which relate primarily to changes in estimated variable consideration, were immaterial.

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

Advertising Costs – Advertising costs, which includes trade shows, are expensed as incurred and were $78,352, $77,029 and $66,169 in fiscal 2025, 2024 and 2023, respectively.

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

Research and Development – Research and development costs are expensed when incurred and totaled $48,584, $49,380 and $36,592 in fiscal 2025, 2024 and 2023, respectively.

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

	2025	2024	2023
Weighted-average shares outstanding for basic earnings per share	53,085,577	53,248,488	53,478,310
Unvested restricted stock units and performance stock units	314,729	438,889	378,833
Weighted-average shares outstanding assuming dilution	53,400,306	53,687,377	53,857,143

The Company excludes unvested restricted stock units and performance stock units that have an antidilutive effect from its calculation of weighted-average shares outstanding. Antidilutive unvested restricted stock units and performance stock units excluded from the July 31, 2025, July 31, 2024 and July 31, 2023 calculations were not material.

Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2023-07 (“ASU 2023-07”) “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires additional disclosures about significant segment expenses regularly provided to the Chief Operating Decision Maker. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, or the annual report for fiscal 2025 for the Company, and interim periods within fiscal years beginning after December 15, 2024, or interim periods starting in fiscal 2026 for the Company. The Company adopted ASU 2023-07 effective July 31, 2025.

Recently Issued Accounting Standards Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” as updated by ASU 2025-01, “Income Statement — Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, issued in January 2025. This guidance provides updates to qualitative and quantitative disclosure requirements over the disaggregation of relevant expense captions within the income statement to provide more transparency and useful information on expenses within the income statement including tabular presentation of prescribed expense categories such as the purchases of inventory, employee compensation, depreciation, intangible asset amortization, and inclusion of other specific expense, gains and losses required by existing GAAP with reconciliation of disaggregation to the face of the income statement. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The guidance may be applied prospectively or retrospectively. This guidance will be effective for our fiscal year ending July 31, 2028. We are currently evaluating the impact the guidance may have on our consolidated financial statements.

2.BUSINESS SEGMENTS

The Company’s Chief Operating Decision Maker ("CODM") is the President and Chief Executive Officer. The CODM uses net sales, gross profit and income (loss) before income taxes to measure performance of the Company’s segments, allocate resources and make operating decisions. The CODM regularly evaluates these financial measures compared to prior year and forecasted results. Income (loss) before income taxes is utilized during the Company’s budgeting and forecasting process to assess segment profitability and enable decision making regarding strategic initiatives, capital investments and other resources. The Company has three reportable segments, all related to recreational vehicles: (1) North American Towable Recreational Vehicles, (2) North American Motorized Recreational Vehicles and (3) European Recreational Vehicles.

The North American Towable Recreational Vehicles reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Heartland (which will be reported as a component of Jayco (towable) beginning in fiscal 2026), Jayco (towable), Keystone and KZ. The North American Motorized Recreational Vehicles reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (motorized), Thor Motor Coach and the Tiffin Group. The European Recreational Vehicles reportable segment consists solely of the EHG business. EHG manufactures a full line of motorized and towable recreational vehicles, including motorcaravans, campervans, urban vehicles and caravans in nine primary RV production locations within Europe. EHG produces and sells numerous brands primarily within Europe, including Buccaneer, Buerstner, Carado, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore. In addition, EHG’s operations include other RV-related products and services.

The operations of the Company’s Airxcel and Postle subsidiaries are included in “Other”. Net sales included in Other related primarily to the sale of specialized component parts and aluminum extrusions. Intercompany eliminations primarily adjust for Postle and Airxcel sales to the Company’s North American Towables and North American Motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of products to third parties.

Corporate results include items such as corporate governance expenses, interest expense and other product development expenses.

Other expense (income) includes the gains or losses on the sales of fixed assets, foreign currency changes and equity method investment gains and losses, as well as market value changes in the Company's deferred compensation plan assets and other non-operational items such as insurance gains or losses as discussed in Note 19.

Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, deferred compensation plan assets, equity and other investments and certain Corporate real estate holdings primarily utilized by THOR’s U.S.-based operating subsidiaries.

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements.

The following tables summarize the Company's financial performance by reportable segment:

	2025	2024	2023
NET SALES:
Recreational vehicles
North American Towable	$3,784,666	$3,679,671	$4,202,628
North American Motorized	2,175,604	2,445,850	3,314,170
Total North America	5,960,270	6,125,521	7,516,798
European	3,023,961	3,364,980	3,037,147
Total recreational vehicles	8,984,231	9,490,501	10,553,945
Other	859,609	781,927	777,639
Intercompany eliminations	(264,350)	(229,020)	(209,979)
Total	$9,579,490	$10,043,408	$11,121,605

	2025	2024	2023
COST OF PRODUCTS SOLD:
Recreational vehicles
North American Towable	$3,287,690	$3,252,285	$3,699,141
North American Motorized	1,964,970	2,168,010	2,871,455
Total North America	5,252,660	5,420,295	6,570,596
European	2,563,642	2,783,769	2,531,803
Total recreational vehicles	7,816,302	8,204,064	9,102,399
Other	685,739	616,549	636,164
Intercompany eliminations	(263,192)	(229,167)	(213,311)
Total	$8,238,849	$8,591,446	$9,525,252

GROSS PROFIT:
Recreational vehicles
North American Towable	$496,976	$427,386	$503,487
North American Motorized	210,634	277,840	442,715
Total North America	707,610	705,226	946,202
European	460,319	581,211	505,344
Total recreational vehicles	1,167,929	1,286,437	1,451,546
Other, net	172,712	165,525	144,807
Total	$1,340,641	$1,451,962	$1,596,353

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:
Recreational vehicles
North American Towable	$256,536	$246,330	$243,616
North American Motorized	124,715	136,398	175,509
Total North America	381,251	382,728	419,125
European	306,254	298,013	271,038
Total recreational vehicles	687,505	680,741	690,163
Other, net	81,517	75,108	65,955
Corporate	153,532	139,682	113,936
Total	$922,554	$895,531	$870,054

AMORTIZATION EXPENSE:
Recreational vehicles
North American Towable	$18,076	$20,101	$26,226
North American Motorized	14,627	15,487	13,065
Total North America	32,703	35,588	39,291
European	48,566	51,649	54,634
Total recreational vehicles	81,269	87,237	93,925
Other, net	37,200	45,183	46,883
Corporate	558	124	—
Total	$119,027	$132,544	$140,808

	2025	2024	2023
INTEREST EXPENSE (INCOME), NET:
Recreational vehicles
North American Towable	$(11)	$(14)	$(15)
North American Motorized	(8)	1	(6)
Total North America	(19)	(13)	(21)
European	2,191	6,078	2,618
Total recreational vehicles	2,172	6,065	2,597
Other, net	164	295	374
Corporate	46,105	82,306	94,476
Total	$48,441	$88,666	$97,447

OTHER EXPENSE (INCOME), NET:
Recreational vehicles
North American Towable	$(24,637)	$(8,263)	$(3,463)
North American Motorized	(14,043)	(542)	(1,060)
Total North America	(38,680)	(8,805)	(4,523)
European	1,674	(5,906)	(2,571)
Total recreational vehicles	(37,006)	(14,711)	(7,094)
Other, net	91	(360)	(5,370)
Corporate	(8,657)	1,448	1,155
Total	$(45,572)	$(13,623)	$(11,309)

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towable	$247,012	$169,232	$237,123
North American Motorized	85,343	126,496	255,207
Total North America	332,355	295,728	492,330
European	101,634	231,377	179,625
Total recreational vehicles	433,989	527,105	671,955
Other, net	53,740	45,299	36,965
Corporate	(191,538)	(223,560)	(209,567)
Total	$296,191	$348,844	$499,353

The following tables provide other supplemental financial information by reportable segment:

	2025	2024
TOTAL ASSETS:
Recreational vehicles
North American Towable	$1,270,005	$1,290,117
North American Motorized	978,762	1,077,808
Total North America	2,248,767	2,367,925
European	2,965,645	2,871,316
Total recreational vehicles	5,214,412	5,239,241
Other, net	1,018,622	1,058,842
Corporate	832,250	722,740
Total	$7,065,284	$7,020,823

	2025	2024	2023
DEPRECIATION AND INTANGIBLE ASSET AMORTIZATION EXPENSE:
Recreational vehicles
North American Towable	$52,662	$54,716	$60,880
North American Motorized	34,119	34,789	32,639
Total North America	86,781	89,505	93,519
European	129,434	126,831	121,464
Total recreational vehicles	216,215	216,336	214,983
Other, net	51,699	58,233	60,172
Corporate	3,293	2,576	1,773
Total	$271,207	$277,145	$276,928

CAPITAL ACQUISITIONS:
Recreational vehicles
North American Towable	$15,808	$16,938	$63,898
North American Motorized	15,249	16,329	42,902
Total North America	31,057	33,267	106,800
European	71,454	70,497	65,745
Total recreational vehicles	102,511	103,764	172,545
Other, net	11,792	26,108	34,190
Corporate	7,313	9,745	2,173
Total	$121,616	$139,617	$208,908

	2025	2024	2023
DESTINATION OF NET SALES BY GEOGRAPHIC REGION:
United States	$6,120,620	$6,190,597	$7,444,023
Germany	1,922,361	2,023,566	1,816,282
Other Europe	1,103,112	1,343,081	1,220,158
Canada	392,985	435,839	587,559
Other foreign	40,412	50,325	53,583
Total	$9,579,490	$10,043,408	$11,121,605

	2025	2024
PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION:
United States	$677,364	$787,696
Germany	490,681	448,182
Other Europe	131,386	137,588
Other	16,297	17,252
Total	$1,315,728	$1,390,718

3.DERIVATIVES AND HEDGING

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

As of July 31, 2025 and July 31, 2024 there were no derivative instruments designated as hedges, except for the net investment hedge discussed below.

Net Investment Hedge

The Company designates a portion of its outstanding Euro-denominated term loan tranche as a hedge of foreign currency exposures related to investments the Company has in certain Euro-denominated functional currency subsidiaries.

The foreign currency transaction gains and losses on the portion of the Euro-denominated term loan designated and effective as a hedge of the Company's net investment in its Euro-denominated functional currency subsidiaries are included as a component of the foreign currency translation adjustment. Gains (losses), net of tax, included in the foreign currency translation adjustment were $(3,296), $7,375 and $(27,211) for the fiscal years ended July 31, 2025, July 31, 2024 and July 31, 2023, respectively.

There were no amounts reclassified out of accumulated other comprehensive income (loss) pertaining to the net investment hedge during the fiscal years ended July 31, 2025, 2024 and 2023.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $31,820 and a fair value asset of $9,675 as of July 31, 2025. The July 31, 2025 amount includes warrants to purchase shares, which is discussed further in Note 10. These other derivative instruments had a notional amount totaling approximately $22,333 and a fair value liability of $1,137 as of July 31, 2024. For these derivative instruments, changes in fair value are recognized in earnings.

The total amounts presented in the Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the following derivative instruments for the fiscal years ended July 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Gain (Loss) on Derivatives Designated as Cash Flow Hedges
Gain (loss) recognized in Other comprehensive income (loss), net of tax
Foreign currency forward contracts	$—	$—	$—
Interest rate swap agreements (1)	—	—	(675)
Total gain (loss)	$—	$—	$(675)

(1)Other comprehensive income, net of tax, before reclassification from AOCI was $0, $0 and $702 for fiscal years 2025, 2024 and 2023, respectively.

	2025
	Sales	Other income, net	Interest Expense
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Foreign currency forward contracts	$(559)	—	$—
Warrants to purchase shares	—	5,843	—
Interest rate swap agreements	—	—	(5)
Total gain (loss)	$(559)	$5,843	$(5)

	2024
	Sales	Interest Expense
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Foreign currency forward contracts	(962)	—
Interest rate swap agreements	—	(160)
Total gain (loss)	$(962)	$(160)

	2023
	Sales	Interest Expense
Gain (Loss) Reclassified from AOCI, Net of Tax
Foreign currency forward contracts	$(58)	$—
Interest rate swap agreements	—	1,377
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income, net of tax
Foreign currency forward contracts	2,742	—
Commodities swap agreements	(2,229)	—
Interest rate swap agreements	—	167
Total gain (loss)	$455	$1,544

4.INVENTORIES

Major classifications of inventories are as follows:

	July 31, 2025	July 31, 2024
Finished goods – RV	$256,239	$249,949
Finished goods – other	127,600	91,371
Work in process	269,279	261,043
Raw materials	409,411	434,165
Chassis	438,079	478,220
Subtotal	1,500,608	1,514,748
Excess of FIFO costs over LIFO costs	(148,812)	(148,110)
Total inventories, net	$1,351,796	$1,366,638

Of the $1,500,608 and $1,514,748 of inventories at July 31, 2025 and July 31, 2024, $1,089,453 and $1,109,062, respectively, was valued on the first-in, first-out (“FIFO”) basis, and $411,155 and $405,686, respectively, was valued on the last-in, first-out (“LIFO”) basis. During fiscal years 2024 and 2023 the amount of inventories in certain LIFO pools decreased and resulted in the liquidation of LIFO inventory layers carried at lower costs. The effect of these liquidations was to increase consolidated net income before income taxes in fiscal 2024 by approximately $29,200, with $23,900 in the North American Motorized segment and the remainder in the North American Towable segment, and to increase consolidated net income before income taxes in fiscal 2023 by approximately $8,300, all in the North American Towable segment.

5.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	July 31, 2025	July 31, 2024
Land	$146,250	$151,164
Buildings and improvements	1,026,240	1,053,812
Machinery and equipment	794,363	738,535
Rental vehicles	139,824	126,794
Lease right-of-use assets – operating	41,755	43,139
Lease right-of-use assets – finance	4,026	4,772
Total cost	2,152,458	2,118,216
Less: Accumulated depreciation	(836,730)	(727,498)
Property, plant and equipment, net	$1,315,728	$1,390,718
See Note 15 to the Consolidated Financial Statements for further information regarding the lease right-of-use assets.

The Company anticipates that strategic sales of certain RV facilities and related equipment will occur during fiscal 2026 and as a result, property, plant and equipment with a total net carrying value of $49,740, primarily consisting of buildings and improvements, has been classified as assets held for sale and included in Prepaid income taxes, expenses and other current assets in the Consolidated Balance Sheet as of July 31, 2025.

6.INTANGIBLE ASSETS AND GOODWILL

The components of Amortizable intangible assets are as follows:

	July 31, 2025		July 31, 2024
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks/customer relationships	$1,126,554	$696,064	$1,107,396	$610,106
Trademarks	360,291	135,063	353,435	114,272
Design technology and other intangibles	268,148	165,108	259,660	134,980
Total amortizable intangible assets	$1,754,993	$996,235	$1,720,491	$859,358

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2026	$110,334
For the fiscal year ending July 31, 2027	101,466
For the fiscal year ending July 31, 2028	92,491
For the fiscal year ending July 31, 2029	76,563
For the fiscal year ending July 31, 2030	60,951
For the fiscal year ending July 31, 2031 and thereafter	316,953
$758,758

The Company completed its annual Goodwill impairment test for fiscal 2025 as of May 31, 2025, and no impairment was identified. There were no impairments of goodwill during fiscal 2024 or 2023.

Changes in the carrying amount of Goodwill by reportable segment as of July 31, 2025 and July 31, 2024 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of July 31, 2023	$337,883	$65,064	$965,758	$431,717	$1,800,422
Fiscal year 2024 activity:
Goodwill acquired	—	—	—	3,635	3,635
Foreign currency translation and other	—	—	(17,084)	—	(17,084)
Net balance as of July 31, 2024	$337,883	$65,064	$948,674	$435,352	$1,786,973
Fiscal year 2025 activity:
Foreign currency translation and other	—	—	54,145	—	54,145
Net balance as of July 31, 2025	$337,883	$65,064	$1,002,819	$435,352	$1,841,118

The components of the goodwill balances by reportable segment as of July 31, 2025 and July 31, 2024 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Goodwill	$348,032	$82,316	$1,002,819	$435,352	$1,868,519
Accumulated impairment charges	(10,149)	(17,252)	—	—	(27,401)
Net balance as of July 31, 2025	$337,883	$65,064	$1,002,819	$435,352	$1,841,118

	North American Towable	North American Motorized	European	Other	Total
Goodwill	$348,032	$82,316	$948,674	$435,352	$1,814,374
Accumulated impairment charges	(10,149)	(17,252)	—	—	(27,401)
Net balance as of July 31, 2024	$337,883	$65,064	$948,674	$435,352	$1,786,973

7.EQUITY INVESTMENTS

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

The Company had the following aggregate investment and maximum exposure to loss related to these VIEs:

	July 31, 2025	July 31, 2024
Carrying amount of equity investments	$136,784	$137,272
Maximum exposure to loss	$139,284	$144,047

The Company’s share of income and losses accounted for under the equity method of accounting are included in Other income, net in the Consolidated Statements of Income and Comprehensive Income. The losses recognized in the fiscal years ended July 31, 2025, July 31, 2024 and July 31, 2023 were $3,775, $13,106 and $10,130, respectively.

8.CONCENTRATION OF RISK

One dealer, FreedomRoads, LLC, accounted for approximately 14% of the Company’s consolidated net sales in both fiscal 2025 and fiscal 2024 and approximately 13% in fiscal 2023. The majority of the sales to this dealer are reported within the North American Towable and North American Motorized segments. This dealer also accounted for approximately 14% of the Company’s consolidated trade accounts receivable at July 31, 2025 and approximately 10% at July 31, 2024. The loss of this dealer or a deterioration in the liquidity or creditworthiness of this dealer could have a material adverse effect on the Company’s business.

9.EMPLOYEE BENEFIT PLANS

Substantially all non-highly compensated U.S. employees are eligible to participate in a 401(k) plan. The Company may make discretionary contributions to the 401(k) plan according to a matching formula determined by each operating subsidiary. Total expense for the plan was $5,403 in fiscal 2025, $4,840 in fiscal 2024 and $5,179 in fiscal 2023.

The Company has established a deferred compensation plan for highly compensated U.S. employees who are not eligible to participate in a 401(k) plan. This plan allows participants to defer a portion of their compensation and the Company then invests the funds in a combination of corporate-owned life insurance (“COLI”) and mutual fund investments held by the Company. The employee deferrals and the results and returns of the investments selected by the participants, which totaled $146,064 at July 31, 2025 and $130,218 at July 31, 2024, are recorded as Other long-term liabilities in the Consolidated Balance Sheets. Investments held by the Company are accounted for at cash surrender value for COLI and at fair value for mutual fund investments. Both types of company-owned assets, which in total approximate the same value as the plan liabilities, are reported as Other long-term assets on the Consolidated Balance Sheets. Changes in the value of the plan assets are reflected within Other income, net on the Consolidated Statements of Income and Comprehensive Income. Changes in the value of the liability are reflected within Selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. The Company does not make matching contributions to the deferred compensation plan.

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

The financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2025 and July 31, 2024 are as follows:

	Input Level	July 31, 2025	July 31, 2024
Cash equivalents	Level 1	$362,067	$310,210
Deferred compensation plan mutual fund assets	Level 1	$12,302	$28,985
Equity investments	Level 1	$—	$1,169
Interest rate swap liabilities, net	Level 2	$1,210	$1,137
Warrants to purchase shares	Level 2	$10,885	$—

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

Warrants to purchase shares represent certain warrants to purchase common and preferred shares of a non-public company that is not actively traded. Fair value is determined based upon prices paid by investors for the same or similar securities. These warrants are reported as a component of Other long-term assets on the Consolidated Balance Sheets.

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

Changes in our product warranty liabilities during the indicated periods are as follows:

	For the Fiscal Years Ended July 31,
	2025	2024	2023
Beginning balance	$311,627	$345,197	$317,908
Provision	234,205	290,491	347,588
Payments	(257,248)	(323,094)	(324,042)
Foreign currency translation	2,546	(967)	3,743
Ending balance	$291,130	$311,627	$345,197

12.LONG-TERM DEBT

The components of long-term debt are as follows:

	July 31, 2025	July 31, 2024
Term loan	$408,159	$594,361
Senior unsecured notes	500,000	500,000
Unsecured notes	5,723	27,070
Other debt	19,930	29,848
Total long-term debt	933,812	1,151,279
Debt issuance costs, net of amortization	(10,833)	(17,364)
Total long-term debt, net of debt issuance costs	922,979	1,133,915
Less: Current portion of long-term debt	(3,367)	(32,650)
Total long-term debt, net, less current portion	$919,612	$1,101,265

The Company is a party to a term loan agreement, which includes both a United States dollar-denominated term loan tranche (“USD term loan”) and a Euro-denominated term loan tranche (“Euro term loan”) and a $1,000,000 asset-based credit facility (“ABL”). Since originally entering these loans, the Company has entered into various amendments to extend maturities, lower interest rates and make other minor modifications. Key provisions of the current agreements and the nature of recent amendments are described below.

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

Under the term loan, required annual principal payments of 1.00% of the November 15, 2023 term loan balance are payable quarterly in 0.25% installments starting on May 1, 2024. As of July 31, 2025, however, the Company had made sufficient payments on the USD term loan and Euro term loan to fulfill all future annual principal payment requirements over the term of the loan.

The Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during fiscal 2025 or fiscal 2024. The Company may, at its option, prepay any borrowings under the term loan, in whole or in part, at any time without premium or penalty (except in certain circumstances).

As of July 31, 2025, the outstanding USD term loan balance of $60,000 was subject to a SOFR-based rate totaling 6.61%. As of July 31, 2024, the outstanding USD term loan balance of $265,000 was subject to a SOFR-based rate totaling 7.59%. The total interest rate on the July 31, 2025 outstanding Euro term loan tranche balance of $348,159 was 4.65%, and the total interest rate on the July 31, 2024 outstanding Euro term loan balance of $329,361 was 6.35%.

As of July 31, 2025 and July 31, 2024 there were no outstanding ABL borrowings. The Company may, generally at its option, repay any borrowings under the ABL, in whole or in part, at any time and from time to time, without penalty or premium.

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

The unused availability under the ABL is generally available to the Company for general operating purposes, and based on July 31, 2025 eligible receivable and inventory balances and net of amounts drawn, if any, totaled approximately $840,000.

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

The unsecured note of 5,000 Euro ($5,723) at July 31, 2025 relates to long-term debt of our European segment and has an interest rate of 2.53% and matures in March 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 2.38% to 2.41%.

Total contractual debt maturities are as follows:

For the fiscal year ending July 31, 2026	$3,367
For the fiscal year ending July 31, 2027	2,804
For the fiscal year ending July 31, 2028	8,527
For the fiscal year ending July 31, 2029	2,804
For the fiscal year ending July 31, 2030	502,804
For the fiscal year ending July 31, 2031 and thereafter	413,506
$933,812

For fiscal 2025, 2024 and 2023, interest expense on total long-term debt was $61,222, $99,970 and $92,977, respectively. These interest expense amounts include amortization of capitalized debt issuance costs of $7,342, $10,708 and $11,455 for fiscal years 2025, 2024 and 2023, respectively. Additionally, fiscal 2024 interest expense included the debt extinguishment charges noted above.

The fair value of the Company’s term-loan debt at July 31, 2025 and July 31, 2024 was $410,124 and $597,334, respectively, and the fair value of the Company’s Senior Unsecured Notes at July 31, 2025 and July 31, 2024 was $469,100 and $450,450, respectively. The fair value of all other debt held by the Company approximates carrying value. The fair values of the Company’s long-term debt are primarily estimated using Level 2 inputs as defined by ASC 820, based on quoted prices in markets that are not active.

13.INCOME TAXES

The sources of income before income taxes are as follows:

	For the Fiscal Years Ended July 31,
	2025	2024	2023
United States	$180,390	$115,618	$315,939
Foreign	115,801	233,226	183,414
Total	$296,191	$348,844	$499,353

The components of the provision for income taxes are as follows:

	For the Fiscal Years Ended July 31,
Income Taxes:	2025	2024	2023
U.S. Federal	$37,250	$52,832	$102,919
U.S. state and local	10,660	10,372	14,803
Foreign	20,750	48,242	45,174
Total current expense	68,660	111,446	162,896
U.S. Federal	(4,997)	(22,236)	(28,819)
U.S. state and local	268	(4,116)	(3,447)
Foreign	(24,331)	(1,650)	(5,517)
Total deferred expense (benefit)	(29,060)	(28,002)	(37,783)
Total income tax expense	$39,600	$83,444	$125,113

The One Big Beautiful Bill Act (“OBBB”) was signed into law on July 4, 2025. The OBBB includes a broad range of tax reform provisions affecting businesses including, but not limited to, 100% bonus depreciation, expensing of U.S.-based research and development costs, interest expense deduction limitations and changes to international tax provisions. The most relevant impact to the Company for fiscal year 2025 is the 100% bonus depreciation for qualified property placed in service after January 19, 2025. The other relevant provisions of the OBBB will impact the Company in fiscal years 2026 and 2027. For fiscal year 2026, the Company will have the option to accelerate its previously capitalized and unamortized U.S. research and development costs over a one- or two-year period. Changes to the international provisions will impact the Company in fiscal year 2027.

The differences between income tax expense at the federal statutory rate and the actual income tax expense are as follows:

	For the Fiscal Years Ended July 31,
	2025	2024	2023
Provision at federal statutory rate	$62,200	$73,257	$104,864
Differences between U.S. Federal statutory and foreign tax rates	(38,152)	3,821	(41,300)
Foreign currency remeasurement (gains) losses	21,522	(7,621)	33,737
U.S. state and local income taxes, net of federal benefit	7,779	4,840	9,524
Nondeductible compensation	4,133	3,976	4,413
Effect of foreign tax law change	(15,314)	—	—
Contingent liability accrual and settlement	—	(7,456)	—
Global Intangible Low-Taxed Income	—	12,068	10,936
Other	(2,568)	559	2,939
Total income tax expense	$39,600	$83,444	$125,113

The effect of the foreign tax law change of $15,314 noted above is due to revaluing the July 31, 2025 deferred tax assets and deferred tax liabilities associated with our German operations as a result of Germany passing legislation in July 2025 reducing its corporate income tax rate in the coming years.

A summary of the deferred income tax balances is as follows:

	July 31,
	2025	2024
Deferred income tax asset (liability):
Inventory basis	$11,550	$10,019
Employee benefits	14,040	10,146
Self-insurance reserves	4,531	5,021
Accrued product warranties	59,008	62,687
Accrued incentives	6,340	7,335
Sales returns and allowances	2,942	2,544
Accrued expenses	6,030	6,409
Property, plant and equipment	(43,112)	(45,494)
Operating leases	9,998	10,970
Deferred compensation	32,591	31,359
Intangibles	(182,057)	(197,012)
Net operating loss and other carryforwards	37,049	30,861
Unrealized (gain) loss	5,711	737
Unrecognized tax benefits	2,684	2,161
Research and development	22,021	20,237
Other	6,280	8,709
Valuation allowance	(14,342)	(12,676)
Deferred income tax (liability), net	$(18,736)	$(45,987)

Deferred tax assets are reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The valuation allowances recorded at July 31, 2025 and July 31, 2024 relate to certain state and foreign net operating loss ("NOL") carryforwards, state tax credit carryforwards, other assets in foreign jurisdictions and certain disallowed state interest carryforwards.

As of July 31, 2025, the Company had $15,600 of deferred tax assets related to NOL carryforwards in certain foreign jurisdictions that will expire from fiscal 2026 or be carried forward indefinitely, of which $9,678 has been fully reserved with a valuation allowance, and the remaining amount the Company expects to realize. In addition, the Company has $1,409 of tax-affected U.S. state tax NOL carryforwards that expire from fiscal 2026 to 2045, of which $646 has been fully reserved with a valuation allowance and $615 has no deferred tax asset or valuation allowance recorded since there is no expectation of future realization. The Company has a deferred tax asset related to disallowed interest carryforwards of $18,807 in foreign jurisdictions, which it expects to fully realize, and $1,848 of deferred tax assets related to U.S. state disallowed interest and credit carryforwards, on which a full $1,848 valuation allowance is recorded.

With the exception of foreign subsidiary investment basis differences not attributable to un-repatriated foreign earnings, we consider all of our undistributed earnings of our foreign subsidiaries, as of July 31, 2025, to not be indefinitely reinvested outside of the United States, with the exception of those unremitted earnings associated with several European jurisdictions. As of July 31, 2025, the related income tax cost of the repatriation of foreign earnings was not material.

The benefits of tax positions reflected on income tax returns but whose outcome remains uncertain are only recognized for financial accounting purposes if they meet minimum recognition thresholds. The total amount of unrecognized tax benefits that, if recognized, would have impacted the Company’s effective tax rate were $8,027 for fiscal 2025, $8,614 for fiscal 2024 and $11,106 for fiscal 2023.

Changes in the unrecognized tax benefit during fiscal years 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Beginning balance	$10,434	$13,712	$17,998
Tax positions related to prior years:
Additions	1,201	1,692	649
Reductions	(648)	(1,977)	(1,588)
Tax positions related to current year:
Additions	10,598	386	974
Settlements	—	(2,133)	(2,531)
Lapses in statute of limitations	(1,410)	(1,246)	(1,790)
Ending balance	$20,175	$10,434	$13,712

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The total amount of interest and penalties expense recognized in the Consolidated Statements of Income and Comprehensive Income for the fiscal years ended July 31, 2025, July 31, 2024 and July 31, 2023 were $1,552, $111 and $523, respectively.

The total unrecognized tax benefits above, along with the related accrued interest and penalties, are reported within the liability section of the Consolidated Balance Sheets. A portion of the unrecognized tax benefits is classified as short-term and is included in the “Income and other taxes” line of the Consolidated Balance Sheets, while the remainder is classified as a long-term liability.

The components of total unrecognized tax benefits are summarized as follows:

	July 31,
	2025	2024
Unrecognized tax benefits	$20,175	$10,434
Reduction to unrecognized tax benefits for deferred tax assets	(10,263)	(605)
Accrued interest and penalties	3,776	2,576
Total unrecognized tax benefits	$13,688	$12,405

Short-term, included in “Income and other taxes”	$1,513	$—
Long-term	12,175	12,405
Total unrecognized tax benefits	$13,688	$12,405

Within the next 12 months, the Company does not anticipate any material changes in its unrecognized tax benefits as of July 31, 2025.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state and foreign jurisdictions. The Company is currently under a federal income tax exam for fiscal year 2022 and by certain foreign jurisdictions for fiscal years ended 2016 through 2021. The Company believes it has adequately reserved for its exposure to additional payments for uncertain tax positions in its liability for unrecognized tax benefits.

The major tax jurisdictions we file in, with the years still subject to income tax examinations, are listed below:

Major Tax Jurisdiction	Tax Years Subject to Exam

United States – Federal	Fiscal 2022 – Fiscal 2024

United States – State	Fiscal 2022 – Fiscal 2024

Germany	Fiscal 2016 – Fiscal 2023

France	Fiscal 2022 – Fiscal 2024

Italy	Fiscal 2016 – Fiscal 2023

United Kingdom	Fiscal 2024

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

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2025 and July 31, 2024 were $3,484,235 and $3,642,137, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $17,508 and $14,356 as of July 31, 2025 and July 31, 2024, respectively, which are included in Other current liabilities in the Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled in fiscal 2025 and fiscal 2023 were not material, and fiscal 2024 losses totaled $7,107. Estimating the timing and volume of any potential future repurchase demands, and the related losses to the Company, is difficult and subject to uncertainty. As of July 31, 2025, the Company is not aware of any specific information that would indicate future losses under these agreements would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In fiscal 2025, there was no material impact on the Company's results of operations related to these two matters. In fiscal 2024, the Company recognized income of $17,979 as a component of selling, general and administrative expense related to these two matters. In fiscal 2023, the net impact on the Company's results of operations related to these two matters was not material.

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

The components of lease costs for the fiscal years ended July 31, 2025, July 31, 2024 and July 31, 2023 were as follows:

	Fiscal Years Ended July 31,
	2025	2024	2023
Operating lease cost	$35,383	$32,248	$30,200
Finance lease cost
Amortization of right-of-use assets	746	746	746
Interest on lease liabilities	227	305	388
Total lease cost	$36,356	$33,299	$31,334

Other information related to leases was as follows:

	Fiscal Years Ended July 31,
Supplemental Cash Flow Information	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,359	$32,167	$30,089
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,591	$7,960	$15,426

	July 31,
Supplemental Balance Sheet Information	2025	2024
Operating leases:
Operating lease right-of-use assets	$41,755	$43,139

Operating lease liabilities
Other current liabilities	$12,108	$11,405
Other long-term liabilities	30,081	32,007
Total operating lease liabilities	$42,189	$43,412

Finance leases:
Finance lease right-of-use assets	$4,026	$4,772

Finance lease liabilities
Other current liabilities	$968	$855
Other long-term liabilities	898	1,866
Total finance lease liabilities	$1,866	$2,721

	July 31,
	2025	2024
Weighted-average remaining lease term
Operating leases	8.8 years	9.1 years
Finance leases	1.8 years	2.8 years
Weighted-average discount rate
Operating leases	4.8%	4.8%
Finance leases	9.7%	9.7%

Future minimum rental payments required under operating and finance leases as of July 31, 2025 were as follows:

	Operating Leases	Finance Leases
For the fiscal year ending July 31, 2026	$17,476	$1,107
For the fiscal year ending July 31, 2027	12,166	896
For the fiscal year ending July 31, 2028	8,015	59
For the fiscal year ending July 31, 2029	4,591	—
For the fiscal year ending July 31, 2030	2,311	—
For the fiscal year ending July 31, 2031 and thereafter	12,789	—
Total future lease payments	$57,348	$2,062
Less: Amount representing interest	(15,159)	(196)
Total reported lease liability	$42,189	$1,866

16.STOCKHOLDERS’ EQUITY

Stock-based Compensation

The Company's Board of Directors ("the Board") and the shareholders approved, and subsequently amended, the THOR Industries, Inc. 2016 Equity and Incentive Plan (the “2016 Equity and Incentive Plan”). The maximum number of shares issuable under the amended 2016 Equity and Incentive Plan is 3,600,000. As of July 31, 2025, the remaining shares available to be granted under the 2016 Equity and Incentive Plan is 652,508. Awards may be in the form of options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation awards and stock appreciation rights.

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

Total stock-based expense recognized in fiscal 2025, 2024 and 2023 for these RSU and PSU awards totaled $30,872, $37,901 and $39,512, respectively. The Company’s tax benefit related to this total stock-based compensation expense approximates $5,685, $6,290 and $6,028 for fiscal 2025, 2024 and 2023, respectively. The fair value of the RSU and PSU shares that vested in fiscal 2025, 2024 and 2023 totaled $39,514, $47,282 and $21,152, respectively.

A summary of restricted stock unit and performance stock unit activity during fiscal 2025, 2024 and 2023 is included below:

	2025		2024		2023
	Stock Units	Weighted- Average Grant Date Fair Value	Stock Units	Weighted- Average Grant Date Fair Value	Stock Units	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	939,238	$88.40	1,175,711	$88.37	682,233	$103.76
Granted	201,220	114.25	304,984	93.12	805,075	77.64
Vested	(423,069)	93.40	(515,398)	89.82	(284,678)	93.01
Forfeited	(14,327)	82.78	(26,059)	81.35	(26,919)	108.37
Nonvested, end of year	703,062	$92.94	939,238	$88.40	1,175,711	$88.37

At July 31, 2025 there was $27,190 of total unrecognized compensation costs related to restricted stock unit and performance stock unit awards that are expected to be recognized over a weighted-average period of 1.7 years.

Share Repurchase Program

On December 21, 2021, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to repurchase shares of the Company’s common stock through December 21, 2024. On June 24, 2022, the Board authorized Company management to utilize up to an additional $448,321 to repurchase shares of the Company’s common stock through July 31, 2025.

On June 18, 2025, the Board retired the Company's existing share repurchase authorization which was set to expire on July 31, 2025 and authorized the Company's management to utilize up to $400,000 to purchase shares of the Company's common stock beginning on June 18, 2025 and extending through July 31, 2027. The June 18, 2025 authorization is the only active share repurchase authorization.

Under the share repurchase program, the Company is authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of its common stock in the open market, in privately negotiated transactions or by other means, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of share repurchases will be determined at the discretion of the Company’s management team based upon the market price of the stock, management’s evaluation of general market and economic conditions, cash availability and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.

During fiscal 2025, the Company purchased 586,558 shares of its common stock, at various times in the open market, at a weighted-average price of $89.76 and held them as treasury shares at an aggregate purchase price of $52,647, with 229,766 shares, or $20,700, coming from the June 18, 2025 authorization and 356,792 shares, or $31,947, coming from the June 24, 2022 authorization.

Since the inception of the initial December 21, 2021 authorization, the Company has repurchased 3,801,330 shares of its common stock, at various times in the open market, at a weighted-average price of $86.32 per share and held them as treasury shares at an aggregate purchase price of $328,148.

As of July 31, 2025, the remaining amount of the Company’s common stock that may be repurchased under the June 18, 2025 authorization expiring on July 31, 2027 is $379,300.

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

	2025	2024	2023
NET SALES:
Recreational vehicles
North American Towable
Travel Trailers and Other	$2,298,926	$2,395,246	$2,587,686
Fifth Wheels	1,485,740	1,284,425	1,614,942
Total North American Towable	3,784,666	3,679,671	4,202,628
North American Motorized
Class A	633,418	776,836	1,066,617
Class C	1,068,113	1,162,140	1,536,398
Class B	474,073	506,874	711,155
Total North American Motorized	2,175,604	2,445,850	3,314,170
Total North American	5,960,270	6,125,521	7,516,798
European
Motorcaravan	1,657,916	1,747,291	1,409,137
Campervan	837,809	1,064,293	987,623
Caravan	177,749	235,928	358,415
Other RV-related	350,487	317,468	281,972
Total European	3,023,961	3,364,980	3,037,147
Total recreational vehicles	8,984,231	9,490,501	10,553,945
Other	859,609	781,927	777,639
Intercompany eliminations	(264,350)	(229,020)	(209,979)
Total	$9,579,490	$10,043,408	$11,121,605

18.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	2025
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(93,984)	$—	$278	$(93,706)	$(3,435)	$(97,141)
OCI before reclassifications	102,831	—	1,265	104,096	(3,601)	100,495
Income taxes associated with OCI before reclassifications (1)	—	—	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—	—	—
Income taxes associated with amounts reclassified from AOCI	—	—	—	—	—	—
OCI, net of tax for the fiscal year	102,831	—	1,265	104,096	(3,601)	100,495
AOCI, net of tax	$8,847	$—	$1,543	$10,390	$(7,036)	$3,354

	2024
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(68,911)	$—	$364	$(68,547)	$(2,583)	$(71,130)
OCI before reclassifications	(25,073)	—	(86)	(25,159)	(852)	(26,011)
Income taxes associated with OCI before reclassifications (1)	—	—	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—	—	—
Income taxes associated with amounts reclassified from AOCI	—	—	—	—	—	—
OCI, net of tax for the fiscal year	(25,073)	—	(86)	(25,159)	(852)	(26,011)
AOCI, net of tax	$(93,984)	$—	$278	$(93,706)	$(3,435)	$(97,141)

	2023
	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(183,453)	$675	$1,171	$(181,607)	$(2,205)	$(183,812)
OCI before reclassifications	114,542	847	(807)	114,582	(378)	114,204
Income taxes associated with OCI before reclassifications (1)	—	(203)	—	(203)	—	(203)
Amounts reclassified from AOCI	—	(1,732)	—	(1,732)	—	(1,732)
Income taxes associated with amounts reclassified from AOCI	—	413	—	413	—	413
OCI, net of tax for the fiscal year	114,542	(675)	(807)	113,060	(378)	112,682
AOCI, net of tax	$(68,911)	$—	$364	$(68,547)	$(2,583)	$(71,130)
(1)We do not recognize deferred taxes for foreign currency translation gains and losses because we do not anticipate reversal in the foreseeable future.

19.WEATHER DAMAGE AT MANUFACTURING FACILITIES

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

Total property losses and expenses incurred related to this event were $69,822, primarily related to damaged motorized chassis. As of July 31, 2025, the insurance claim process was completed and the Company had received all insurance proceeds due related to this event of $81,975, net of the $1,000 deductible. In the fourth quarter of fiscal 2025, the Company recognized a total gain of $12,153 related to this insurance settlement, which includes $5,837 for business interruption and the remainder primarily relates to the insurance replacement reimbursement exceeding the carrying value of the damaged property. The total gain is included in Other income, net in the Consolidated Statements of Income and Comprehensive Income, and the impact on the fiscal 2024 results related to this event were not material.