Form 10-Q
period 2025-10-31
THOR INDUSTRIES INC
filed 2025-12-03
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2025.
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
Yes    ☐    No    ☑
As of November 28, 2025, 52,838,664 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS
THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 31, 2025	July 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$509,878	$586,596
Accounts receivable, trade, net	556,555	541,713
Accounts receivable, other, net	99,087	165,650
Inventories, net	1,464,085	1,351,796
Prepaid income taxes, expenses and other	90,332	132,220
Total current assets	2,719,937	2,777,975
Property, plant and equipment, net	1,313,354	1,315,728
Other assets:
Goodwill	1,850,580	1,841,118
Amortizable intangible assets, net	734,049	758,758
Deferred income tax assets, net	29,706	35,668
Equity investments	136,359	136,784
Other	207,401	199,253
Total other assets	2,958,095	2,971,581
TOTAL ASSETS	$6,991,386	$7,065,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$660,780	$738,143
Current portion of long-term debt	2,831	3,367
Short-term financial obligations	63,620	60,112
Accrued liabilities:
Compensation and related items	182,252	178,259
Product warranties	291,534	291,130
Income and other taxes	57,715	59,392
Promotions and rebates	142,751	162,477
Product, property and related liabilities	22,745	18,634
Dividends payable	27,476	—
Other	53,587	73,182
Total current liabilities	1,505,291	1,584,696
Long-term debt, net	913,129	919,612
Deferred income tax liabilities, net	51,919	54,404
Unrecognized tax benefits	12,179	12,175
Other liabilities	209,595	204,845
Total long-term liabilities	1,186,822	1,191,036
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 67,659,100 and 67,282,807 shares, respectively	6,766	6,728
Additional paid-in capital	620,301	608,481
Retained earnings	4,401,356	4,407,163
Accumulated other comprehensive income, net of tax	30,240	10,390
Less treasury shares of 14,820,436 and 14,649,597, respectively, at cost	(761,954)	(744,264)
Stockholders’ equity attributable to THOR Industries, Inc.	4,296,709	4,288,498
Non-controlling interests	2,564	1,054
Total stockholders’ equity	4,299,273	4,289,552
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,991,386	$7,065,284

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended October 31,
	2025	2024
Net sales	$2,389,123	$2,142,784
Cost of products sold	2,068,149	1,861,342
Gross profit	320,974	281,442
Selling, general and administrative expenses	254,030	240,197
Amortization of intangible assets	27,928	29,822
Interest expense, net	9,017	15,228
Other income, net	2,489	2,649
Income (loss) before income taxes	32,488	(1,156)
Income tax provision (benefit)	9,319	(283)
Net income (loss)	23,169	(873)
Less: Net income attributable to non-controlling interests	1,500	959
Net income (loss) attributable to THOR Industries, Inc.	$21,669	$(1,832)

Weighted-average common shares outstanding:
Basic	52,690,083	52,974,603
Diluted	52,975,577	52,974,603

Earnings (loss) per common share:
Basic	$0.41	$(0.03)
Diluted	$0.41	$(0.03)

Comprehensive income:
Net income (loss)	$23,169	$(873)
Other comprehensive income (loss), net of tax
Foreign currency translation gain, net of tax	19,860	11,943
Total other comprehensive income, net of tax	19,860	11,943
Total comprehensive income	43,029	11,070
Less: Comprehensive income attributable to non-controlling interests	1,510	1,001
Comprehensive income attributable to THOR Industries, Inc.	$41,519	$10,069

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$23,169	$(873)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	38,107	37,839
Amortization of intangible assets	27,928	29,822
Amortization of debt issuance costs	932	2,166
Deferred income tax expense (benefit)	3,375	(367)
Gain on disposition of property, plant and equipment	(3,755)	(2,270)
Stock-based compensation expense	10,950	10,537
Changes in assets and liabilities:
Accounts receivable	55,098	64,441
Inventories	(100,739)	(4,844)
Prepaid income taxes, expenses and other	18,989	2,158
Accounts payable	(79,967)	(57,661)
Accrued liabilities and other	(44,555)	(61,968)
Long-term liabilities and other	5,601	11,760
Net cash provided by (used in) operating activities	(44,867)	30,740
Cash flows from investing activities:
Purchases of property, plant and equipment	(31,581)	(25,273)
Proceeds from dispositions of property, plant and equipment	10,905	3,363
Other	(86)	(3,432)
Net cash used in investing activities	(20,762)	(25,342)
Cash flows from financing activities:
Borrowings on revolving asset-based credit facilities	23,216	—
Payments on revolving asset-based credit facilities	(23,174)	—
Payments on term-loan credit facilities	(10,000)	(60,000)
Payments on other debt	(1,216)	(1,829)
Payments on finance lease obligations	(231)	(203)
Purchase of treasury shares	(5,047)	—
Short-term financial obligations and other, net	2,969	(2,588)
Net cash used in financing activities	(13,483)	(64,620)
Effect of exchange rate changes on cash and cash equivalents	2,394	3,128
Net decrease in cash and cash equivalents	(76,718)	(56,094)
Cash and cash equivalents, beginning of period	586,596	501,316
Cash and cash equivalents, end of period	$509,878	$445,222
Supplemental cash flow information:
Income taxes paid	$8,179	$9,226
Interest paid	$16,617	$21,896
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$2,394	$4,505
Quarterly dividends payable	$27,476	$26,551

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED OCTOBER 31, 2025 AND 2024 (UNAUDITED)

	Three Months Ended October 31, 2025
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2025	67,282,807	$6,728	$608,481	$4,407,163	$10,390	14,649,597	$(744,264)	$4,288,498	$1,054	$4,289,552
Net income	—	—	—	21,669	—	—	—	21,669	1,500	23,169
Purchase of treasury shares	—	—	—	—	—	50,235	(5,047)	(5,047)	—	(5,047)
Restricted stock unit activity	376,293	38	870	—	—	120,604	(12,643)	(11,735)	—	(11,735)
Dividends $0.52 per common share	—	—	—	(27,476)	—	—	—	(27,476)	—	(27,476)
Stock-based compensation expense	—	—	10,950	—	—	—	—	10,950	—	10,950
Other comprehensive income	—	—	—	—	19,850	—	—	19,850	10	19,860
Balance at October 31, 2025	67,659,100	$6,766	$620,301	$4,401,356	$30,240	14,820,436	$(761,954)	$4,296,709	$2,564	$4,299,273

	Three Months Ended October 31, 2024
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2024	66,859,738	$6,686	$577,015	$4,254,734	$(93,706)	13,928,314	$(677,299)	$4,067,430	$6,623	$4,074,053
Net income (loss)	—	—	—	(1,832)	—	—	—	(1,832)	959	(873)
Restricted stock unit activity	255,232	25	1,862	—	—	84,392	(9,040)	(7,153)	—	(7,153)
Dividends $0.50 per common share	—	—	—	(26,551)	—	—	—	(26,551)	—	(26,551)
Stock-based compensation expense	—	—	10,537	—	—	—	—	10,537	—	10,537
Other comprehensive income	—	—	—	—	11,901	—	—	11,901	42	11,943
Balance at October 31, 2024	67,114,970	$6,711	$589,414	$4,226,351	$(81,805)	14,012,706	$(686,339)	$4,054,332	$7,624	$4,061,956

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All U.S. Dollar and Euro amounts presented in thousands except share and per share data or except as otherwise specified)

1.    Nature of Operations and Accounting Policies

Nature of Operations

THOR Industries, Inc. was founded in 1980 and is the sole owner of operating subsidiaries (collectively, the “Company” or “THOR”), that, combined, represent the world's largest manufacturer of recreational vehicles (“RVs”) by units sold and revenue. The Company manufactures a wide variety of RVs primarily in the United States and Europe and sells those vehicles, as well as related parts and accessories, primarily to independent, non-franchise dealers throughout the United States, Canada and Europe. Unless the context requires or indicates otherwise, all references to “THOR,” the “Company,” “we,” “our” and “us” refer to THOR Industries, Inc. and its subsidiaries.

The July 31, 2025 amounts are derived from the annual audited financial statements of THOR. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025. Due to seasonality within the recreational vehicle industry, inflation and shifting consumer demand in our industry, among other factors, annualizing the results of operations for the three months ended October 31, 2025 would not necessarily be indicative of the results expected for the full fiscal year.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, requiring enhancements and further transparency to certain income tax disclosures. Under this ASU, entities must disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires entities to disclose additional information about income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for financial statements for annual periods beginning after December 15, 2024. This ASU is effective for the Company’s fiscal year 2026 beginning on August 1, 2025, and the Company adopted ASU 2023-09 effective August 1, 2025.

Recently Issued Accounting Standards Not Yet Adopted

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

2.    Business Segments

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

The North American Towable Recreational Vehicles reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Jayco (towable), Keystone and KZ. The North American Motorized Recreational Vehicles reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (motorized), Thor Motor Coach and the Tiffin Group. The European Recreational Vehicles reportable segment consists solely of the EHG business. EHG manufactures a full line of motorized and towable recreational vehicles, including motorcaravans, campervans, urban vehicles and caravans in nine primary RV production locations within Europe. EHG produces and sells numerous brands primarily within Europe, including Buccaneer, Buerstner, Carado, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore. In addition, EHG’s operations include other RV-related products and services.

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

Other expense (income) includes the gains or losses on the sales of fixed assets, foreign currency changes and equity method investment gains and losses, as well as market value changes in the Company's deferred compensation plan assets and other non-operational items.

Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, deferred compensation plan assets, equity and other investments and certain Corporate real estate holdings primarily utilized by THOR’s U.S.-based operating subsidiaries.

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Fiscal 2025 Form 10-K.

The following tables summarize the Company's financial performance by reportable segment:

	Three Months Ended October 31,
NET SALES:	2025	2024
Recreational vehicles
North American Towable	$897,090	$898,778
North American Motorized	661,096	505,208
Total North America	1,558,186	1,403,986
European	655,479	604,903
Total recreational vehicles	2,213,665	2,008,889
Other	259,056	193,511
Intercompany eliminations	(83,598)	(59,616)
Total	$2,389,123	$2,142,784

	Three Months Ended October 31,
COST OF PRODUCTS SOLD:	2025	2024
Recreational vehicles
North American Towable	$778,095	$786,341
North American Motorized	589,474	462,481
Total North America	1,367,569	1,248,822
European	577,665	512,255
Total recreational vehicles	1,945,234	1,761,077
Other	205,680	159,758
Intercompany eliminations	(82,765)	(59,493)
Total	$2,068,149	$1,861,342

	Three Months Ended October 31,
GROSS PROFIT:	2025	2024
Recreational vehicles
North American Towable	$118,995	$112,437
North American Motorized	71,622	42,727
Total North America	190,617	155,164
European	77,814	92,648
Total recreational vehicles	268,431	247,812
Other, net	52,543	33,630
Total	$320,974	$281,442

	Three Months Ended October 31,
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:	2025	2024
Recreational vehicles
North American Towable	$64,358	$64,303
North American Motorized	35,578	30,367
Total North America	99,936	94,670
European	91,981	79,727
Total recreational vehicles	191,917	174,397
Other, net	21,808	19,474
Corporate	40,305	46,326
Total	$254,030	$240,197

	Three Months Ended October 31,
AMORTIZATION EXPENSE:	2025	2024
Recreational vehicles
North American Towable	$4,077	$4,519
North American Motorized	3,209	3,657
Total North America	7,286	8,176
European	12,064	12,206
Total recreational vehicles	19,350	20,382
Other, net	8,578	9,254
Corporate	—	186
Total	$27,928	$29,822

	Three Months Ended October 31,
INTEREST EXPENSE (INCOME), NET:	2025	2024
Recreational vehicles
North American Towable	$(3)	$(3)
North American Motorized	(1)	(3)
Total North America	(4)	(6)
European	557	1,329
Total recreational vehicles	553	1,323
Other, net	44	65
Corporate	8,420	13,840
Total	$9,017	$15,228

	Three Months Ended October 31,
OTHER EXPENSE (INCOME), NET:	2025	2024
Recreational vehicles
North American Towable	$4,092	$(3,203)
North American Motorized	(313)	(375)
Total North America	3,779	(3,578)
European	(150)	(1,791)
Total recreational vehicles	3,629	(5,369)
Other, net	(593)	63
Corporate	(5,525)	2,657
Total	$(2,489)	$(2,649)

	Three Months Ended October 31,
INCOME (LOSS) BEFORE INCOME TAXES:	2025	2024
Recreational vehicles
North American Towable	$46,471	$46,821
North American Motorized	33,149	9,081
Total North America	79,620	55,902
European	(26,638)	1,177
Total recreational vehicles	52,982	57,079
Other, net	22,706	4,774
Corporate	(43,200)	(63,009)
Total	$32,488	$(1,156)

The following tables provide other supplemental financial information by reportable segment:

TOTAL ASSETS:	October 31, 2025	July 31, 2025
Recreational vehicles
North American Towable	$1,283,157	$1,270,005
North American Motorized	1,092,783	978,762
Total North America	2,375,940	2,248,767
European	2,875,022	2,965,645
Total recreational vehicles	5,250,962	5,214,412
Other	1,021,847	1,018,622
Corporate	718,577	832,250
Total	$6,991,386	$7,065,284

DEPRECIATION AND INTANGIBLE ASSET AMORTIZATION EXPENSE:	Three Months Ended October 31,
	2025	2024
Recreational vehicles
North American Towable	$12,118	$13,094
North American Motorized	8,002	8,656
Total North America	20,120	21,750
European	33,147	32,241
Total recreational vehicles	53,267	53,991
Other	12,057	12,872
Corporate	711	798
Total	$66,035	$67,661

	Three Months Ended October 31,
CAPITAL ACQUISITIONS:	2025	2024
Recreational vehicles
North American Towable	$7,316	$4,158
North American Motorized	5,737	3,136
Total North America	13,053	7,294
European	9,190	10,901
Total recreational vehicles	22,243	18,195
Other	3,617	3,629
Corporate	4,057	2,525
Total	$29,917	$24,349

3.    Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended October 31,
	2025	2024
Weighted-average common shares outstanding for basic earnings per share	52,690,083	52,974,603
Unvested restricted stock units and performance stock units	285,494	—	(1)
Weighted-average common shares outstanding assuming dilution	52,975,577	52,974,603
(1)Due to a loss for the three months ended October 31, 2024, zero incremental shares are included because the effect would be antidilutive.

The Company excluded 136,856 and 523,157 unvested restricted stock units and performance stock units that have an antidilutive effect from its calculation of weighted-average common shares outstanding assuming dilution at October 31, 2025 and October 31, 2024, respectively.

4.    Derivatives and Hedging

As of October 31, 2025 and July 31, 2025 there were no derivative instruments designated as hedges, except for the net investment hedge discussed below.
Net Investment Hedge

The foreign currency transaction gains and losses related to any of the Euro-denominated term loan designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries, are included as a component of the foreign currency translation adjustment. Losses, net of tax, included in the foreign currency translation adjustments were $1,611 for the three months ended October 31, 2025 and $1,248 for the three months ended October 31, 2024.

There were no amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”) pertaining to the net investment hedge during the three-month periods ended October 31, 2025 or October 31, 2024.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $39,206 and a fair value asset of $9,634 as of October 31, 2025. These other derivative instruments had a notional amount totaling approximately $31,820 and a fair value asset of $9,675 as of July 31, 2025. For these derivative instruments, changes in fair value are recognized in earnings.

The total amounts presented in the Condensed Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the derivative instruments are as follows:

	Three Months Ended October 31,
	2025		2024
		Interest		Interest
	Sales	Expense	Sales	Expense
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Amount of gain (loss) recognized in income (loss), net of tax
Foreign currency forward contracts	$(88)	$—	$(457)	$—
Interest rate swap agreements	—	(22)	—	(27)
Total gain (loss)	$(88)	$(22)	$(457)	$(27)

5.    Inventories

Major classifications of inventories are as follows:

	October 31, 2025	July 31, 2025
Finished goods – RV	$284,701	$256,239
Finished goods – other	135,188	127,600
Work in process	283,705	269,279
Raw materials	420,847	409,411
Chassis	488,456	438,079
Subtotal	1,612,897	1,500,608
Excess of FIFO costs over LIFO costs	(148,812)	(148,812)
Total inventories, net	$1,464,085	$1,351,796

Of the $1,612,897 and $1,500,608 of inventories at October 31, 2025 and July 31, 2025, $1,127,384 and $1,089,453, respectively, was valued on the first-in, first-out (“FIFO”) basis, and $485,513 and $411,155, respectively, was valued on the last-in, first-out (“LIFO”) basis.

6.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	October 31, 2025	July 31, 2025
Land	$147,238	$146,250
Buildings and improvements	1,048,112	1,026,240
Machinery and equipment	800,342	794,363
Rental vehicles	131,174	139,824
Lease right-of-use assets – operating	40,402	41,755
Lease right-of-use assets – finance	3,840	4,026
Total cost	2,171,108	2,152,458
Less: Accumulated depreciation	(857,754)	(836,730)
Property, plant and equipment, net	$1,313,354	$1,315,728

The Company anticipates strategic sales of certain RV facilities and related equipment to occur during fiscal 2026 and as a result, property, plant and equipment with a total net carrying value of $26,393 and $49,740, primarily consisting of buildings and improvements, was classified as assets held for sale and included in Prepaid income taxes, expenses and other current assets in the Condensed Consolidated Balance Sheets as of October 31, 2025 and July 31, 2025, respectively.

During the quarter ended October 31, 2025, the Company evaluated the fair value of these held for sale assets based on available market data (a non-recurring ASC 820 level 3 input), less costs to sell, and compared that to their applicable carrying values. This resulted in an impairment charge of $7,822 related to certain facilities that was recorded in the North American Towables Segment.

7.    Intangible Assets and Goodwill

The components of Amortizable intangible assets are as follows:

	October 31, 2025		July 31, 2025
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	$1,130,191	$714,532	$1,126,554	$696,064
Trademarks	361,489	140,330	360,291	135,063
Design technology and other intangibles	269,876	172,645	268,148	165,108
Total amortizable intangible assets	$1,761,556	$1,027,507	$1,754,993	$996,235

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2026	$82,993
For the fiscal year ending July 31, 2027	101,914
For the fiscal year ending July 31, 2028	92,915
For the fiscal year ending July 31, 2029	76,878
For the fiscal year ending July 31, 2030	61,162
For the fiscal year ending July 31, 2031 and thereafter	318,187
$734,049

Changes in the carrying amount of Goodwill by reportable segment for the three months ended October 31, 2025 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of August 1, 2025	$337,883	$65,064	$1,002,819	$435,352	$1,841,118
Fiscal 2026 activity:
Foreign currency translation	—	—	9,462	—	9,462
Net balance as of October 31, 2025	$337,883	$65,064	$1,012,281	$435,352	$1,850,580

Changes in the carrying amount of Goodwill by reportable segment for the three months ended October 31, 2024 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of August 1, 2024	$337,883	$65,064	$948,674	$435,352	$1,786,973
Fiscal 2025 activity:
Foreign currency translation	—	—	4,731	—	4,731
Net balance as of October 31, 2024	$337,883	$65,064	$953,405	$435,352	$1,791,704

8.    Equity Investments

As discussed in Note 7 to the Company’s Consolidated Financial Statements included in the Fiscal 2025 Form 10-K, effective December 30, 2022, the Company formed a joint venture with TechNexus Holdings LLC (“TechNexus”), whereby the Company transferred TH2Connect, LLC d/b/a Roadpass Digital and its associated legal entities to TN-RP Holdings, LLC (“TN-RP”), following which the Company and TechNexus own 100% of the Class A-RP units and Class C-RP units, respectively, issued by TN-RP.

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

The Company had the following aggregate investment and maximum exposure to loss related to these VIEs:

	October 31, 2025	July 31, 2025
Carrying amount of investments	$136,359	$136,784
Maximum exposure to loss	$138,859	$139,284

The Company’s share of income and losses accounted for under the equity method of accounting are included in Other income, net in the Condensed Consolidated Statements of Income and Comprehensive Income. The losses recognized in the three months ended October 31, 2025 were $425, and the losses recognized in the three months ended October 31, 2024 were $2,254.

9.    Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for approximately 14% of the Company’s consolidated net sales for the three-month period ended October 31, 2025 and approximately 12% of the Company’s consolidated net sales for the three-month period ended October 31, 2024. The majority of the sales to this dealer are reported within the North American Towable and North American Motorized segments. This dealer also accounted for approximately 14% of the Company’s consolidated trade accounts receivable at both October 31, 2025 and July 31, 2025. The loss of this dealer or a deterioration in the liquidity or creditworthiness of this dealer could have a material adverse effect on the Company’s business.

10.    Fair Value Measurements
The financial assets and liabilities that are accounted for at fair value on a recurring basis at October 31, 2025 and July 31, 2025 are as follows:

	Input Level	October 31, 2025	July 31, 2025
Cash equivalents	Level 1	$244,363	$362,067
Deferred compensation plan mutual fund assets	Level 1	$13,079	$12,302
Interest rate swap liabilities, net	Level 2	$1,251	$1,210
Warrants to purchase shares	Level 2	$10,885	$10,885

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

Warrants to purchase shares represent certain warrants to purchase common and preferred shares of a non-public company that is not actively traded. Fair value is determined based upon prices paid by investors for the same or similar securities. These warrants are reported as a component of Other long-term assets on the Condensed Consolidated Balance Sheets.

11.    Product Warranty

The Company generally provides retail customers of its products with a one- or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components.

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended October 31,
	2025	2024
Beginning balance	$291,130	$311,627
Provision	56,498	61,753
Payments	(56,485)	(72,979)
Foreign currency translation	391	374
Ending balance	$291,534	$300,775

12.    Long-Term Debt

The components of long-term debt are as follows:

	October 31, 2025	July 31, 2025
Term loan	$401,444	$408,159
Senior unsecured notes	500,000	500,000
Unsecured notes	5,777	5,723
Other debt	18,843	19,930
Total long-term debt	926,064	933,812
Debt issuance costs, net of amortization	(10,104)	(10,833)
Total long-term debt, net of debt issuance costs	915,960	922,979
Less: Current portion of long-term debt	(2,831)	(3,367)
Total long-term debt, net, less current portion	$913,129	$919,612

As discussed in Note 12 to the Company’s Consolidated Financial Statements included in the Fiscal 2025 Form 10-K, the Company is a party to a term loan agreement, which consists of both a United States dollar-denominated term loan tranche (“USD term loan”) and a Euro-denominated term loan tranche (“Euro term loan”) and a $1,000,000 asset-based credit facility (“ABL”).
As of October 31, 2025, the outstanding USD term loan balance of $50,000 was subject to a Secured Overnight Financing Rate (“SOFR”)-based rate totaling 6.21%. The total interest rate on the October 31, 2025 outstanding Euro term loan tranche balance of $351,444 was 4.64%. The Senior Unsecured Notes were issued on October 14, 2021 in an aggregate principal amount of $500,000 and bear fixed interest at a rate of 4.00%.

As of October 31, 2025 and July 31, 2025, there were no outstanding ABL borrowings. Availability under the ABL agreement is subject to a borrowing base based on a percentage of applicable eligible receivables and eligible inventory, and based on October 31, 2025 eligible receivables and eligible inventory balances and net of amounts drawn, if any, totaled approximately $930,000.

For the three-month periods ended October 31, 2025 and October 31, 2024, interest expense on total long-term debt was $11,906 and $17,585, respectively. These interest expense amounts include the amortization of capitalized debt issuance costs of $932 and $2,166, for the three-month periods ended October 31, 2025 and October 31, 2024, respectively.

The fair value of the Company’s term loan debt at October 31, 2025 and July 31, 2025 was $404,080 and $410,124, respectively. The fair value of the Company’s Senior Unsecured Notes at October 31, 2025 and July 31, 2025 was $471,250 and $469,100, respectively. The fair value of all other debt held by the Company approximates carrying value. The fair values of the Company’s long-term debt are primarily estimated using Level 2 inputs as defined by ASC 820, based on quoted prices in markets that are not active.

Subsequent to October 31, 2025, the Company made a payment of $46,264 against the principal balance of its Euro term loan.

13.    Provision for Income Taxes

The overall effective income tax rate for the three months ended October 31, 2025 was 28.7%. This rate was negatively impacted by certain losses in foreign jurisdictions without an associated tax benefit and changes in statutory tax rates in certain foreign jurisdictions during the three months ended October 31, 2025. The overall effective income tax rate for the three months ended October 31, 2024 was 24.5%, which was favorably impacted by certain foreign tax rate differences which include certain interest income not subject to corporate income tax. The favorable foreign rate differential was partially offset by additional tax expense related to the jurisdictional mix of earnings between foreign and domestic operations during the three months ended October 31, 2024.

Within the next 12 months, the Company does not anticipate any material changes in its unrecognized tax benefits as of October 31, 2025.

14.    Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing were $3,510,176 and $3,484,235 as of October 31, 2025 and July 31, 2025, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of independent dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its independent dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $18,076 and $17,508 as of October 31, 2025 and July 31, 2025, respectively, which are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three months ended October 31, 2025 and October 31, 2024 were not material. Based on current market conditions and other conditions affecting its independent dealers, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

15.    Leases

The components of lease costs for the three-month periods ended October 31, 2025 and October 31, 2024 were as follows:

	Three Months Ended October 31,
	2025	2024
Operating lease cost	$9,305	$8,842
Finance lease cost:
Amortization of right-of-use assets	186	186
Interest on lease liabilities	43	64
Total lease cost	$9,534	$9,092

Other information related to leases was as follows:

	Three Months Ended October 31,
Supplemental Cash Flow Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,307	$8,829
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,375	$1,636

Supplemental Balance Sheet Information	October 31, 2025	July 31, 2025
Operating leases:
Operating lease liabilities
Other current liabilities	$11,521	$12,108
Other long-term liabilities	29,350	30,081
Total operating lease liabilities	$40,871	$42,189

Finance leases:
Finance lease liabilities
Other current liabilities	$998	$968
Other long-term liabilities	637	898
Total finance lease liabilities	$1,635	$1,866

16.    Stockholders’ Equity

Total stock-based compensation expense recognized in the three-month periods ended October 31, 2025 and October 31, 2024 for stock-based awards totaled $10,950 and $10,537, respectively.

Share Repurchase Program

As discussed in Note 16 to the Company’s Consolidated Financial Statements included in the Fiscal 2025 Form 10-K, on December 21, 2021, the Company’s Board of Directors authorized Company management to utilize up to $250,000 to repurchase shares of the Company’s common stock through December 21, 2024. On June 24, 2022, the Board authorized Company management to utilize up to an additional $448,321 to repurchase shares of the Company’s common stock through July 31, 2025.

On June 18, 2025, the Board retired the Company's existing share repurchase authorization which was set to expire on July 31, 2025 and authorized the Company's management to utilize up to $400,000 to purchase shares of the Company's common stock beginning on June 18, 2025 and extending through July 31, 2027. The June 18, 2025 authorization is the only active share repurchase authorization.

During the three-month period ended October 31, 2025, the Company purchased 50,235 shares of its common stock at various times in the open market, at a weighted-average price of $100.48 and held them as treasury shares at an aggregate purchase price of $5,047, all from the June 18, 2025 authorization. During the three-month period ended October 31, 2024, the Company did not purchase any shares of its common stock.

As of October 31, 2025, the remaining amount of the Company’s common stock that may be repurchased under the June 18, 2025 authorization expiring on July 31, 2027 is $374,253.

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

	Three Months Ended October 31,
NET SALES:	2025	2024
Recreational vehicles
North American Towable
Travel Trailers	$506,001	$602,695
Fifth Wheels	391,089	296,083
Total North American Towable	897,090	898,778
North American Motorized
Class A	189,146	156,576
Class C	329,190	234,227
Class B	142,760	114,405
Total North American Motorized	661,096	505,208
Total North America	1,558,186	1,403,986
European
Motorcaravan	355,307	318,216
Campervan	182,310	173,216
Caravan	27,703	33,071
Other RV-related	90,159	80,400
Total European	655,479	604,903
Total recreational vehicles	2,213,665	2,008,889
Other	259,056	193,511
Intercompany eliminations	(83,598)	(59,616)
Total	$2,389,123	$2,142,784

18.    Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company's accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	Three Months Ended October 31, 2025
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$8,847	$1,543	$10,390	$(7,036)	$3,354
OCI before reclassifications	19,850	—	19,850	10	19,860
OCI, net of tax for the fiscal year	19,850	—	19,850	10	19,860
AOCI, net of tax	$28,697	$1,543	$30,240	$(7,026)	$23,214

	Three Months Ended October 31, 2024
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(93,984)	$278	$(93,706)	$(3,435)	$(97,141)
OCI before reclassifications	11,901	—	11,901	42	11,943
OCI, net of tax for the fiscal year	11,901	—	11,901	42	11,943
AOCI, net of tax	$(82,083)	$278	$(81,805)	$(3,393)	$(85,198)

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

These and other risks and uncertainties are discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2025.

We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this report or to reflect any change in our expectations after the date hereof or any change in events, conditions or circumstances on which any statement is based, except as required by law.

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world based on units sold and revenue. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the nine months ended September 30, 2025, THOR’s current combined U.S. and Canadian market share based on units sold was approximately 39.1% for travel trailers and fifth wheels combined and approximately 47.9% for motorhomes. In Europe, according to the European Caravan Federation (“ECF”), our European market share for the nine months ended September 30, 2025 based on units sold was approximately 26.3% for motorcaravans and campervans combined and approximately 17.2% for caravans.

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

North American RV independent dealer inventory of our North American RV products as of October 31, 2025 decreased 5.5% to approximately 70,900 units, compared to approximately 75,000 units as of October 31, 2024.

As of October 31, 2025, we believe North American dealer inventory levels for most products are generally in line with the levels that dealers are comfortable stocking given the current retail sales levels and associated carrying costs. We believe dealers will continue to closely evaluate the unit stocking levels that they will elect to carry in future periods, which may be less than historical unit stocking levels, due to a combination of factors such as current retail activity, current RV wholesale prices as well as current interest rates and other carrying costs.

THOR’s North American RV backlog as of October 31, 2025 increased $36,333, or 1.9%, to $1,932,525 compared to $1,896,192 as of October 31, 2024. The increase in backlog is primarily a result of an increase in year-over-year orders for motorized products, due in part to our multiple price-conscious product offerings as well as new product introductions since the prior year. The increase in the North American Motorized backlog was partially offset by a decrease in North American Towable backlog.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,		Increase	%
	2025	2024	(Decrease)	Change
North American Towable units	239,635	229,491	10,144	4.4
North American Motorized units	27,599	26,921	678	2.5
Total	267,234	256,412	10,822	4.2

In early December 2025, RVIA issued a revised forecast for calendar year 2025 North American wholesale unit shipments. Under RVIA’s most likely scenario, towable and motorized unit shipments are projected to be approximately 304,000 units and 35,700 units, respectively, for a 2025 calendar year total of approximately 339,700 units, up 1.8% from the 2024 calendar year wholesale shipments. According to RVIA, the most likely forecast for calendar year 2025 could range from a lower estimate of approximately 334,000 total units to an upper estimate of approximately 345,400 total units.

As part of their December 2025 forecast, RVIA also issued a revised forecast for calendar year 2026 wholesale unit shipments. In the most likely scenario, towable and motorized unit shipments are projected to increase to an approximated annual total of 349,000 units, or approximately 2.8% higher than the most likely scenario for calendar year 2025 wholesale shipments. This calendar year 2026 most likely forecast could range from a lower estimate of approximately 332,100 total units to an upper estimate of approximately 366,000 total units.

North American Industry Retail Statistics

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,		Increase	%
	2025	2024	(Decrease)	Change
North American Towable units	258,648	259,126	(478)	(0.2)
North American Motorized units	29,934	32,107	(2,173)	(6.8)
Total	288,582	291,233	(2,651)	(0.9)

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

Company North American Wholesale Statistics

The Company's North American wholesale RV shipments, for the nine-month periods ended September 30, 2025 and 2024 to correspond to the North American industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Nine Months Ended September 30,		Increase	%
	2025	2024	(Decrease)	Change
North American Towable units	89,840	88,564	1,276	1.4
North American Motorized units	14,427	12,621	1,806	14.3
Total	104,267	101,185	3,082	3.0

Company North American Retail Statistics

Retail statistics of the Company’s North American RV products, as reported by Stat Surveys, for the nine-month periods ended September 30, 2025 and 2024 to correspond to the North American industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Nine Months Ended September 30,		Increase	%
	2025	2024	(Decrease)	Change
North American Towable units	98,896	99,946	(1,050)	(1.1)
North American Motorized units	14,334	15,235	(901)	(5.9)
Total	113,230	115,181	(1,951)	(1.7)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

North American Outlook

Historically, RV industry sales have been impacted by a number of economic conditions faced by RV dealers, and ultimately retail consumers, such as the level of consumer confidence, the rate of unemployment, the rate of inflation, the disposable income of consumers, interest rates, credit availability, the health of the housing market, tax rates and fuel availability and prices. We believe these factors will continue to affect retail sales in fiscal 2026. In addition, due to inflationary pressures, including the impact of ongoing tariff changes, current interest rates and other factors, we believe that RV dealers will be continuously reevaluating their desired stocking levels, which may result in lower than historical dealer inventory stocking levels on a unit basis, particularly in the fall and winter months which historically are lower retail sales periods. It is difficult to predict the extent to which any or all of these factors will impact the RV industry or our business in a particular future period, however, we currently believe the remainder of calendar 2025 and the early part of calendar 2026 will continue to be negatively impacted by these factors.
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

Economic and industry-wide factors that have historically affected, and which we believe will continue to affect, our operating results include the costs of commodities, the availability of critical supply components and labor costs incurred in the production of our products. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs will impact our profit margins negatively if we are unable to offset those cost increases through a combination of product recontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. We are closely monitoring the imposition and effect of new or changing U.S. tariffs on imports, as well as retaliatory tariffs or other measures certain other countries have already or may impose on U.S. imports, that may increase our material costs, disrupt our supply of materials or negatively impact our sales into other countries. We are currently uncertain as to the ultimate impact these measures may have given the rapidly changing environment surrounding tariffs and other related political topics. The impact of increased or new tariffs on our fiscal 2026 first quarter results was relatively modest due to the timing of, and changes in, both the announced tariff rates and effective dates and our engagement with our vendors regarding the extent and timing of any resultant cost increases. We would expect potential additional tariff impacts on our remaining fiscal 2026 results, but it is difficult to assess the ultimate impact they may have given the ongoing changes in tariff rates, what components will be impacted and when, plus the fact that we are often not importing products or components directly but rather through third-party vendors and therefore do not have complete visibility regarding the timing or impact on the pricing of components we purchase. We intend to continue negotiations with our vendors regarding the timing and extent of any tariff pass-through costs, and where possible, will seek alternative supply sources with lower-priced components.

Historically, we have generally been able to offset net cost increases over time, but given the size and nature of the tariffs implemented in calendar 2025 or currently in the process of being implemented and future tariffs being discussed, it may not be possible or desirable for us to pass on the full impact of tariff increases immediately as we are conscious of the impact it likely would have on the retail consumer and their demand for our products.

It is extremely difficult to predict when or whether future supply chain issues related to chassis or other components used in the production of RVs will arise, especially when considering the impact tariffs or supply chain constraints may have on the availability of goods. Modifying available chassis for certain motorized products to use for other products is not a viable alternative, particularly in the short term, due to engineering requirements. Uncertainties related to changing state and federal emission standards may also negatively impact the availability of chassis used in our production of certain North American motorized RVs and could also impact consumer buying patterns. The North American recreational vehicle industry has, from time to time in the past, experienced shortages of chassis for various reasons, including component shortages, production delays or other production issues and work stoppages at the chassis manufacturers.

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

Industry Outlook — Europe

The Company monitors industry conditions in the European RV market using a number of resources including its own performance tracking and modeling. The Company also considers retail trends in the European RV market as reported by the European Caravan Federation (“ECF”) and its members. On a monthly basis, the Company receives OEM-specific reports for most of the individual member countries that make up the ECF through the Caravaning Industrie Verband e.V. (“CIVD”). The timing of these reports may vary, but typically they are issued on a one-to-two-month lag. While most countries provide OEM-specific information, the United Kingdom, which made up 15.9% and 10.0% of the caravan and motorcaravan (including campervans) European market for the nine months ended September 30, 2025, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 10 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic and other conditions. It is inherently difficult to generalize about the operating conditions within the entire European region.

Independent dealer inventory of our European RV products as of October 31, 2025 decreased 9.8% to approximately 22,900 units as compared to approximately 25,400 units as of October 31, 2024. In both Germany, which accounts for approximately 60% of our European product sales, and in the other various countries we serve, independent RV dealer inventory levels of our motorized and campervan European products are generally in line with historic seasonal levels, while urban vehicle and towable inventory remains slightly elevated, but improving.

THOR’s European Recreational Vehicle backlog as of October 31, 2025 decreased $113,173, or 5.5%, to $1,930,463 compared to $2,043,636 as of October 31, 2024, primarily due to improved chassis supply availability and a return to more normalized dealer inventory levels as of October 31, 2025.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Nine Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change
OEM Reporting Countries (1)	115,012	115,656	(0.6)	35,537	38,912	(8.7)
Non-OEM Reporting Countries (1)	17,713	17,814	(0.6)	9,315	11,281	(17.4)
Total	132,725	133,470	(0.6)	44,852	50,193	(10.6)
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

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Nine Months Ended September 30,		Increase	%
	2025	2024	(Decrease)	Change
Motorcaravan and Campervan	30,232	29,013	1,219	4.2
Caravan	6,128	7,111	(983)	(13.8)
Total OEM-Reporting Countries	36,360	36,124	236	0.7
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

The impact of current macroeconomic factors on our business, including inflation and interest rates, environmental and sustainability regulations and geopolitical events, is uncertain. Our outlook for future European RV retail sales depends upon the various economic and regulatory conditions in the respective countries in which we sell our products. End-customer demand for RVs depends strongly on consumer confidence. Factors such as the rate of unemployment, the rate of inflation, private consumption and investments, the level of disposable income of consumers, interest rates, the health of the housing market, tax rates and regulatory restrictions and, since the pandemic, travel safety considerations all influence retail sales. While confidence remains in our customer base, in the short term, we expect to experience stable market volume but ongoing pressure on overall sales prices due to the current economic environment. Our long-term outlook for future growth in European RV retail sales remains optimistic due to favorable demographic trends and as more people utilize RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

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

Disruption in the sequence of chassis supply has, in the past, inhibited—and could, in the future, inhibit—our ability to efficiently and consistently maintain our planned production levels. Uncertainties related to changing emission standards may also negatively impact the availability of chassis and/or other components used in our production of certain European motorized RVs and could also impact consumer buying patterns.

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

Three Months Ended October 31, 2025 Compared to the Three Months Ended October 31, 2024

NET SALES:	Three Months Ended October 31, 2025	Three Months Ended October 31, 2024	Change Amount	% Change
Recreational vehicles
North American Towable	$897,090	$898,778	$(1,688)	(0.2)
North American Motorized	661,096	505,208	155,888	30.9
Total North America	1,558,186	1,403,986	154,200	11.0
European	655,479	604,903	50,576	8.4
Total recreational vehicles	2,213,665	2,008,889	204,776	10.2
Other	259,056	193,511	65,545	33.9
Intercompany eliminations	(83,598)	(59,616)	(23,982)	(40.2)
Total	$2,389,123	$2,142,784	$246,339	11.5

# OF UNITS:
Recreational vehicles
North American Towable	25,807	30,018	(4,211)	(14.0)
North American Motorized	4,950	3,741	1,209	32.3
Total North America	30,757	33,759	(3,002)	(8.9)
European	8,723	8,635	88	1.0
Total	39,480	42,394	(2,914)	(6.9)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$118,995	13.3	$112,437	12.5	$6,558	5.8
North American Motorized	71,622	10.8	42,727	8.5	28,895	67.6
Total North America	190,617	12.2	155,164	11.1	35,453	22.8
European	77,814	11.9	92,648	15.3	(14,834)	(16.0)
Total recreational vehicles	268,431	12.1	247,812	12.3	20,619	8.3
Other, net	52,543	20.3	33,630	17.4	18,913	56.2
Total	$320,974	13.4	$281,442	13.1	$39,532	14.0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$64,358	7.2	$64,303	7.2	$55	0.1
North American Motorized	35,578	5.4	30,367	6.0	5,211	17.2
Total North America	99,936	6.4	94,670	6.7	5,266	5.6
European	91,981	14.0	79,727	13.2	12,254	15.4
Total recreational vehicles	191,917	8.7	174,397	8.7	17,520	10.0
Other, net	21,808	8.4	19,474	10.1	2,334	12.0
Corporate	40,305	—	46,326	—	(6,021)	(13.0)
Total	$254,030	10.6	$240,197	11.2	$13,833	5.8

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended October 31, 2025	% of Segment Net Sales	Three Months Ended October 31, 2024	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$46,471	5.2	$46,821	5.2	$(350)	(0.7)
North American Motorized	33,149	5.0	9,081	1.8	24,068	265.0
Total North America	79,620	5.1	55,902	4.0	23,718	42.4
European	(26,638)	(4.1)	1,177	0.2	(27,815)	n/m
Total recreational vehicles	52,982	2.4	57,079	2.8	(4,097)	(7.2)
Other, net	22,706	8.8	4,774	2.5	17,932	375.6
Corporate	(43,200)	—	(63,009)	—	19,809	31.4
Total	$32,488	1.4	$(1,156)	(0.1)	$33,644	n/m

ORDER BACKLOG:	As of October 31, 2025	As of October 31, 2024	Change Amount	% Change
Recreational vehicles
North American Towable	$656,002	$933,051	$(277,049)	(29.7)
North American Motorized	1,276,523	963,141	313,382	32.5
Total North America	1,932,525	1,896,192	36,333	1.9
European	1,930,463	2,043,636	(113,173)	(5.5)
Total	$3,862,988	$3,939,828	$(76,840)	(2.0)

CONSOLIDATED

Consolidated net sales for the three months ended October 31, 2025 increased $246,339, or 11.5%, compared to the three months ended October 31, 2024. Approximately 27.4% of the Company’s consolidated net sales for the quarter ended October 31, 2025 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The $246,339 increase in consolidated net sales includes an increase of $37,497 from the change in currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative periods.

Consolidated gross profit for the three months ended October 31, 2025 increased $39,532, or 14.0%, compared to the three months ended October 31, 2024. Consolidated gross profit was 13.4% of consolidated net sales for the three months ended October 31, 2025 and 13.1% for the three months ended October 31, 2024. The increases in consolidated gross profit and the consolidated gross profit percentage were both primarily due to the impact of the increase in consolidated net sales in the current-year quarter compared to the prior-year quarter.

Selling, general and administrative expenses for the three months ended October 31, 2025 increased $13,833, or 5.8%, compared to the three months ended October 31, 2024, primarily due to an increase in sales-related travel, advertising and promotional costs in correlation with the 11.5% increase in consolidated net sales and an increase in incentive compensation due to the increase in consolidated income before income taxes.

The minor decrease in Other income, net of $160 for the three months ended October 31, 2025 as compared to the three months ended October 31, 2024 is primarily due to impairment charges taken on certain North American Towable assets held for sale being mostly offset by the favorable changes in Corporate other income and expenses as discussed below.

The increase of $33,644 in income before income taxes for the three months ended October 31, 2025 as compared to the loss before income taxes for the three months ended October 31, 2024 was primarily driven by the increase in consolidated net sales.

The overall effective income tax rate for the three months ended October 31, 2025 was 28.7% compared with 24.5% for the three months ended October 31, 2024. The primary reason for the increase relates to certain losses in foreign jurisdictions without an associated tax benefit and changes in statutory tax rates in certain foreign jurisdictions during the three months ended October 31, 2025.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in consolidated selling, general and administrative expenses decreased $6,021 for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. This decrease includes a decrease in compensation costs of $15,271, primarily due to employee separation costs related to certain headcount reductions in the prior-year quarter, and a decrease in research and development costs of $3,037. These decreases were partially offset by an increase in deferred compensation expense of $3,971 due to market value fluctuations between the two periods, which was effectively offset by the increase in other income related to the deferred compensation plan assets noted below, and an increase in certain dealer promotional costs of $4,044. In addition, incentive compensation increased $1,560 due to the increase in income before income taxes compared to the prior-year quarter, and costs related to our standby repurchase obligations also increased $1,750, primarily due to a favorable adjustment in the prior-year quarter due to a decrease in dealer inventory levels during that period.

Net expense from Corporate interest and other income and expenses decreased $13,788 for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. Net interest expense decreased $5,422 primarily due to lower debt interest expense as a result of lower average outstanding debt balances and lower interest rates. This decrease in net expense also included a favorable change of $4,968 in the fair value of the Company’s deferred compensation plan assets and the recorded operating results of our equity investments as discussed in Note 8 to the Condensed Consolidated Financial Statements improved by $1,829 in the current quarter compared to the prior-year quarter.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2025 compared to the three months ended October 31, 2024:

	Three Months Ended October 31, 2025	% of Segment Net Sales	Three Months Ended October 31, 2024	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$506,001	56.4	$602,695	67.1	$(96,694)	(16.0)
Fifth Wheels	391,089	43.6	296,083	32.9	95,006	32.1
Total North American Towable	$897,090	100.0	$898,778	100.0	$(1,688)	(0.2)

	Three Months Ended October 31, 2025	% of Segment Shipments	Three Months Ended October 31, 2024	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	19,908	77.1	25,458	84.8	(5,550)	(21.8)
Fifth Wheels	5,899	22.9	4,560	15.2	1,339	29.4
Total North American Towable	25,807	100.0	30,018	100.0	(4,211)	(14.0)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towable
Travel Trailers						5.8
Fifth Wheels						2.7
Total North American Towable						13.8

The decrease in total North American Towable net sales of 0.2% compared to the prior-year quarter resulted from a 14.0% decrease in unit shipments mostly offset by a 13.8% increase in the overall net price per unit due to the combined impact of changes in product mix and price. The decrease in unit shipments is primarily due to lower demand for the lower-cost travel trailers units relative to the prior-year quarter, as travel trailer unit shipments decreased 21.8% over the prior-year quarter. According to statistics published by RVIA, for the three months ended October 31, 2025, combined North American travel trailer and fifth wheel wholesale unit shipments decreased 2.2% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended September 30, 2025 and 2024, our North American market share for travel trailers and fifth wheels combined was 39.1% and 38.6%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increases in the overall net price per unit within the travel trailer product line of 5.8% and within the fifth wheel product line of 2.7% were primarily due to product mix changes as compared to the prior-year quarter. The increase in the overall net price in the North American Towable segment of 13.8% was primarily due to the greater percentage of sales of the higher-priced fifth wheel products as compared to travel trailers in the current-year quarter.

North American Towable cost of products sold decreased $8,246 to $778,095, or 86.7% of North American Towable net sales, for the three months ended October 31, 2025 compared to $786,341, or 87.5% of North American Towable net sales, for the three months ended October 31, 2024. The changes in material, labor, freight-out and warranty costs comprised $3,695 of the $8,246 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales decreased slightly to 78.9% for the three months ended October 31, 2025 compared to 79.2% for the three months ended October 31, 2024, as an increase in the material cost percentage was offset by a similar decrease in the warranty cost percentage, and the freight-out percentage decreased slightly.

Total manufacturing overhead decreased $4,551, primarily due to employee cost savings from recent towable organizational restructuring initiatives, which led to a decrease as a percentage of North American Towable net sales from 8.3% to 7.8%.

The increases in North American Towable gross profit of $6,558 and the gross profit percentage for the three months ended October 31, 2025 compared to the three months ended October 31, 2024 were both driven by the decrease in the costs of products sold noted above.

North American Towable selling, general and administrative expenses increased $55, or 0.1%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The change includes an increase of $2,511 in sales-related travel, advertising and promotion costs and a decrease in employee compensation costs of $2,220 due to cost savings from the recent towable organizational restructuring initiatives noted above. The overall selling, general and administrative expense as a percentage of North American Towable net sales did not change compared to the prior year.

The decrease in North American Towable income before income taxes of $350 for the three months ended October 31, 2025 as compared to the three months ended October 31, 2024 is primarily due to the increase in North American Towable gross profit noted above being mostly offset by impairment charges of $7,822 taken on certain assets held for sale based on the current estimated sales proceeds of these assets. North American Towable income before income taxes as a percentage of North American Towable net sales remained unchanged.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2025 compared to the three months ended October 31, 2024:

	Three Months Ended October 31, 2025	% of Segment Net Sales	Three Months Ended October 31, 2024	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$189,146	28.6	$156,576	31.0	$32,570	20.8
Class C	329,190	49.8	234,227	46.4	94,963	40.5
Class B	142,760	21.6	114,405	22.6	28,355	24.8
Total North American Motorized	$661,096	100.0	$505,208	100.0	$155,888	30.9

	Three Months Ended October 31, 2025	% of Segment Shipments	Three Months Ended October 31, 2024	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	882	17.8	756	20.2	126	16.7
Class C	2,884	58.3	2,045	54.7	839	41.0
Class B	1,184	23.9	940	25.1	244	26.0
Total North American Motorized	4,950	100.0	3,741	100.0	1,209	32.3

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						4.1
Class C						(0.5)
Class B						(1.2)
Total North American Motorized						(1.4)

The increase in total North American Motorized net sales of 30.9% compared to the prior-year quarter resulted from a 32.3% increase in unit shipments and a 1.4% decrease in the overall net price per unit due to the impact of changes in product mix and price. The increase in unit shipments is primarily due to an increase in current dealer and consumer demand in comparison with the demand in the prior-year quarter. According to statistics published by RVIA, for the three months ended October 31, 2025, combined North American motorhome wholesale unit shipments increased 14.6% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended September 30, 2025 and 2024, our North American market share for motorhomes was 47.3% and 47.8%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 4.1% is primarily due to a higher concentration of sales of the generally higher-priced product lines in the current-year period. The modest decreases in the Class C product line of 0.5% and the Class B product line of 1.2% were both primarily due to product mix changes towards more moderately-priced units compared to the prior-year quarter.

North American Motorized cost of products sold increased $126,993 to $589,474, or 89.2% of North American Motorized net sales, for the three months ended October 31, 2025 compared to $462,481, or 91.5% of North American Motorized net sales, for the three months ended October 31, 2024. The changes in material, labor, freight-out and warranty costs comprised $123,261 of the $126,993 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American Motorized net sales decreased to 83.5% for the three months ended October 31, 2025 compared to 84.8% for the three months ended October 31, 2024, with the decrease primarily due to decreases in both the direct labor and warranty cost percentages.

Total manufacturing overhead increased $3,732 in correlation with the net sales increase, but decreased as a percentage of North American Motorized net sales from 6.7% to 5.7% as the increase in net sales levels resulted in lower overhead costs per unit sold.

The increase in North American Motorized gross profit of $28,895 for the three months ended October 31, 2025 compared to the three months ended October 31, 2024 was driven by the increase in North American Motorized net sales, and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

The increase in North American Motorized selling, general and administrative expenses of $5,211 for the three months ended October 31, 2025 compared to the three months ended October 31, 2024 was primarily due to the increases in North American Motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $3,272. The decrease in the overall selling, general and administrative expense as a percentage of North American Motorized net sales is primarily due to the increase in North American Motorized net sales.

The increase in North American Motorized income before income taxes of $24,068 for the three months ended October 31, 2025 compared to the three months ended October 31, 2024 was primarily due to the increase in North American Motorized net sales, and the primary reasons for the increase in percentage were the decreases in both the cost of products sold and selling, general and administrative expense percentages noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended October 31, 2025 compared to the three months ended October 31, 2024:

	Three Months Ended October 31, 2025	% of Segment Net Sales	Three Months Ended October 31, 2024	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$355,307	54.2	$318,216	52.6	$37,091	11.7
Campervan	182,310	27.8	173,216	28.6	9,094	5.3
Caravan	27,703	4.2	33,071	5.5	(5,368)	(16.2)
Other	90,159	13.8	80,400	13.3	9,759	12.1
Total European	$655,479	100.0	$604,903	100.0	$50,576	8.4

	Three Months Ended October 31, 2025	% of Segment Shipments	Three Months Ended October 31, 2024	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	4,379	50.2	4,133	47.9	246	6.0
Campervan	3,233	37.1	3,178	36.8	55	1.7
Caravan	1,111	12.7	1,324	15.3	(213)	(16.1)
Total European	8,723	100.0	8,635	100.0	88	1.0

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change
European
Motorcaravan	6.2	(0.5)	5.7
Campervan	6.2	(2.6)	3.6
Caravan	6.2	(6.3)	(0.1)
Total European	6.2	1.2	7.4

The increase in total European Recreational Vehicle net sales of 8.4% compared to the prior-year quarter resulted from a 1.0% increase in unit shipments and a 7.4% increase in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. The increase in total European Recreational Vehicle net sales of $50,576 includes an increase of $37,497, or 6.2% of the 8.4% increase, due to the increase in foreign exchange rates compared to the prior-year period. According to the most recently published statistics from the European Caravan Federation, our combined European market share for the three months ended September 30, 2025 and 2024 was approximately 24.4% and 22.8%, respectively.

The overall net price per unit increase of 7.4% includes a 6.2% increase due to the impact of foreign currency exchange rate changes and a 1.2% constant-currency increase due to the combined impact of product mix and price, primarily due to the higher concentration of Motorcaravan sales in the current-year quarter.

The constant-currency decreases in the overall net price per unit within the Motorcaravan product line of 0.5%, the Caravan product line of 6.3% and the Campervan product line of 2.6% were all primarily due to increased sales discounting in the current-year quarter along with a higher concentration of sales of lower-priced entry level and special-edition motorcaravan products in the current-year quarter.

European Recreational Vehicle cost of products sold increased $65,410 to $577,665, or 88.1% of European Recreational Vehicle net sales, for the three months ended October 31, 2025 compared to $512,255, or 84.7% of European Recreational Vehicle net sales, for the three months ended October 31, 2024. The changes in material, labor, freight-out and warranty costs comprised $59,082 of the $65,410 increase primarily due to the increased net sales volume and the increased material costs noted below. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales increased to 74.9% for the three months ended October 31, 2025 compared to 71.4% for the three months ended October 31, 2024, primarily due to an increase in the material cost percentage as a result of the combined unfavorable impacts of increased sales discounting, increased chassis costs and a higher concentration of sales of entry-level and special-edition motorcaravan products, both of which have generally higher material cost percentages. The warranty cost percentage also increased.

Total manufacturing overhead increased by $6,328 with the increase in sales but decreased slightly as a percentage of European Recreational Vehicles net sales from 13.3% to 13.2% as the increase in net sales levels resulted in lower overhead costs per unit sold.

The decrease in European Recreational Vehicle gross profit of $14,834 for the three months ended October 31, 2025 compared to the three months ended October 31, 2024 and the decrease in the gross profit percentage were both due to the increase in the cost of products sold noted above.

European Recreational Vehicle selling, general and administrative expenses increased $12,254 for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, primarily due to $6,702 in employee separation costs accrued related to strategic fiscal year 2026 plant reorganization initiatives. In addition, sales wages and benefits increased $1,279 in correlation with the increase in European Recreational Vehicle net sales. The increase in the overall selling, general and administrative expense as a percentage of European Recreational Vehicle net sales is also primarily due to the employee separation costs.

The decrease in the European Recreational Vehicle income (loss) before income taxes of $27,815 for the three months ended October 31, 2025 compared to the three months ended October 31, 2024 was primarily due to the increases in cost of products sold and selling, general and administrative expenses as noted above, and the primary reason for the decrease in the percentage was the increase in both of those cost percentages as noted above.

Liquidity and Capital Resources

As of October 31, 2025, we had $509,878 in cash and cash equivalents, of which $293,032 was held in the U.S. and the equivalent of $216,846, predominantly in Euros, was held in Europe, compared to $586,596 on July 31, 2025, of which $412,088 was held in the U.S. and the equivalent of $174,508, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the United States. The components of the $76,718 decrease in cash and cash equivalents are described in more detail below, but the decrease was primarily attributable to cash used in operating activities of $44,867, cash used in investing activities of $20,762, and cash used in financing activities of $13,483.

Net working capital at October 31, 2025 was $1,214,646 compared to $1,193,279 at July 31, 2025. Capital expenditures of $31,581 for the three months ended October 31, 2025 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. In addition, the unused availability under our revolving asset-based credit facility is generally available to the Company for general operating purposes and approximated $930,000 at October 31, 2025. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

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

Our current estimate of committed and internally approved capital spend for the remainder of fiscal 2026 is approximately $195,000, primarily for certain building projects and certain automation projects, as well as replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business. We anticipate approximately two-thirds will be in North America and one-third in Europe, and that these expenditures will be funded by cash provided by our operating activities.

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

Operating Activities

Net cash used in operating activities for the three months ended October 31, 2025 was $44,867 as compared to net cash provided by operating activities of $30,740 for the three months ended October 31, 2024.

For the three months ended October 31, 2025, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $100,706 of operating cash. The change in net working capital resulted in the use of $145,573 of operating cash during that period, primarily due to North American increases in inventory to support current demand.

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

Investing Activities

Net cash used in investing activities for the three months ended October 31, 2025 was $20,762, primarily due to capital expenditures of $31,581, partially offset by proceeds from the dispositions of property, plant and equipment of $10,905.

Net cash used in investing activities for the three months ended October 31, 2024 was $25,342, primarily due to capital expenditures of $25,273.

Financing Activities

Net cash used in financing activities for the three months ended October 31, 2025 was $13,483, primarily for payments on the term-loan credit facilities of $10,000. During the first quarter of fiscal 2026, the Board approved and declared the payment of a regular quarterly dividend of $0.52 per share for the first quarter of fiscal 2026, but this dividend, totaling $27,476, was not paid until the second quarter of fiscal 2026.

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

The Company increased its previous regular quarterly dividend of $0.50 per share to $0.52 per share in October 2025. In October 2024, the Company increased its previous regular quarterly dividend of $0.48 per share to $0.50 per share.

Accounting Standards

See Note 1 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and the notes to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended July 31, 2025. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended July 31, 2025.

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

The Company also holds $376,064 of debt denominated in Euros at October 31, 2025. A hypothetical 10% change in the Euro/U.S. dollar exchange rate would change our October 31, 2025 debt balance by approximately $37,606.

INTEREST RATE RISK – Based on our assumption of the Company’s floating-rate debt levels over the next 12 months, a one-percentage-point increase in interest rates (approximately 20.0% of our weighted-average interest rate at October 31, 2025) would result in an estimated $4,070 reduction in income before income taxes over a one-year period.

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

During the quarter ended October 31, 2025, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Before deciding to invest in our Company, in addition to the other information contained in our Annual Report on Form 10-K and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended July 31, 2025, which could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks described in our most recent Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially affect our business, financial condition, results of operations and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2025, the Company used $5,047 to purchase shares of common stock under its share repurchase authorizations. The Company’s total remaining authorizations for common stock repurchases was $374,253 at October 31, 2025.

A summary of the Company’s share repurchases during the three months ended October 31, 2025 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
8/1/25 – 8/31/25	—	$—	—	$379,300
9/1/25 – 9/30/25	—	$—	—	$379,300
10/1/25 – 10/31/25	50,235	$100.48	50,235	$374,253
	50,235		50,235

(1)On June 18, 2025, the Company’s Board of Directors authorized the Company's management to utilize up to $400,000 to purchase shares of the Company's common stock through July 31, 2027. Under the repurchase authorization, the Company is authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of its common stock in the open market, in privately negotiated transactions or by other means, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of share repurchases will be determined at the discretion of the Company’s management team based upon the market price of the stock, management’s evaluation of general market and economic conditions, cash availability and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under this program.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended October 31, 2025.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly report on Form 10-Q for the quarter ended October 31, 2025 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	December 3, 2025	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	December 3, 2025	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer