Form 10-Q
period 2026-01-31
THOR INDUSTRIES INC
filed 2026-03-03
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2026.
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
Yes    ☐    No    ☑
As of February 25, 2026, 52,595,933 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2026	July 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$242,176	$586,596
Accounts receivable, trade, net	632,443	541,713
Accounts receivable, other, net	134,990	165,650
Inventories, net	1,588,024	1,351,796
Prepaid income taxes, expenses and other	118,662	132,220
Total current assets	2,716,295	2,777,975
Property, plant and equipment, net	1,333,214	1,315,728
Other assets:
Goodwill	1,882,558	1,841,118
Amortizable intangible assets, net	715,139	758,758
Deferred income tax assets, net	25,132	35,668
Equity investments	135,719	136,784
Other	208,791	199,253
Total other assets	2,967,339	2,971,581
TOTAL ASSETS	$7,016,848	$7,065,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$763,950	$738,143
Current portion of long-term debt	2,920	3,367
Short-term financial obligations	69,737	60,112
Accrued liabilities:
Compensation and related items	135,820	178,259
Product warranties	282,295	291,130
Income and other taxes	50,970	59,392
Promotions and rebates	144,590	162,477
Product, property and related liabilities	21,997	18,634
Other	67,796	73,182
Total current liabilities	1,540,075	1,584,696
Long-term debt, net	877,771	919,612
Deferred income tax liabilities, net	50,395	54,404
Unrecognized tax benefits	12,076	12,175
Other liabilities	213,818	204,845
Total long-term liabilities	1,154,060	1,191,036
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 67,659,100 and 67,282,807 shares, respectively	6,766	6,728
Additional paid-in capital	627,502	608,481
Retained earnings	4,391,808	4,407,163
Accumulated other comprehensive income, net of tax	84,386	10,390
Less: Treasury shares of 15,063,167 and 14,649,597, respectively, at cost	(787,187)	(744,264)
Stockholders’ equity attributable to THOR Industries, Inc.	4,323,275	4,288,498
Non-controlling interests	(562)	1,054
Total stockholders’ equity	4,322,713	4,289,552
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,016,848	$7,065,284

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Net sales	$2,125,856	$2,018,107	$4,514,979	$4,160,891
Cost of products sold	1,874,602	1,772,910	3,942,751	3,634,252
Gross profit	251,254	245,197	572,228	526,639
Selling, general and administrative expenses	212,021	206,222	466,051	446,419
Amortization of intangible assets	27,797	29,244	55,725	59,066
Interest expense, net	9,420	11,950	18,437	27,178
Other income, net	18,976	619	21,465	3,268
Income (loss) before income taxes	20,992	(1,600)	53,480	(2,756)
Income tax provision	6,351	1,489	15,670	1,206
Net income (loss)	14,641	(3,089)	37,810	(3,962)
Less: Net loss attributable to non-controlling interests	(3,162)	(2,538)	(1,662)	(1,579)
Net income (loss) attributable to THOR Industries, Inc.	$17,803	$(551)	$39,472	$(2,383)

Weighted-average common shares outstanding:
Basic	52,704,784	53,208,626	52,697,434	53,091,615
Diluted	52,844,227	53,208,626	52,909,903	53,091,615

Earnings (loss) per common share:
Basic	$0.34	$(0.01)	$0.75	$(0.04)
Diluted	$0.34	$(0.01)	$0.75	$(0.04)

Comprehensive income (loss):
Net income (loss)	$14,641	$(3,089)	$37,810	$(3,962)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax	54,118	(79,482)	73,978	(67,539)
Other income, net of tax	64	—	64	—
Total other comprehensive income (loss), net of tax	54,182	(79,482)	74,042	(67,539)
Total Comprehensive income (loss)	68,823	(82,571)	111,852	(71,501)
Less: Comprehensive (loss) attributable to non-controlling interests	(3,126)	(5,905)	(1,616)	(4,904)
Comprehensive income (loss) attributable to THOR Industries, Inc.	$71,949	$(76,666)	$113,468	$(66,597)

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended January 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$37,810	$(3,962)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	75,188	74,589
Amortization of intangible assets	55,725	59,066
Amortization of debt issuance costs	2,392	3,527
Deferred income tax expense	4,930	3,144
Gain on disposition of property, plant and equipment	(13,088)	(2,409)
Stock-based compensation expense	18,897	18,610
Changes in assets and liabilities:
Accounts receivable	(51,360)	40,578
Inventories	(218,974)	(49,554)
Prepaid income taxes, expenses and other	(6,313)	(29,341)
Accounts payable	5,988	87,743
Accrued liabilities and other	(76,856)	(156,635)
Long-term liabilities and other	8,553	16,226
Net cash provided by (used in) operating activities	(157,108)	61,582
Cash flows from investing activities:
Purchases of property, plant and equipment	(60,019)	(51,538)
Proceeds from dispositions of property, plant and equipment	28,895	21,209
Other	(86)	(4,134)
Net cash used in investing activities	(31,210)	(34,463)
Cash flows from financing activities:
Payments on term-loan credit facilities	(56,264)	(85,000)
Borrowings on revolving asset-based credit facilities	23,216	—
Payments on revolving asset-based credit facilities	(23,174)	—
Payments on other debt	(2,003)	(5,514)
Cash dividends paid	(54,827)	(53,153)
Payments on finance lease obligations	(470)	(414)
Purchases of treasury shares	(30,280)	(1,725)
Payments related to vesting of stock-based awards	(12,643)	(14,300)
Short-term financial obligations and other, net	6,990	(6,899)
Net cash used in financing activities	(149,455)	(167,005)
Effect of exchange rate changes on cash and cash equivalents	(6,647)	12,389
Net decrease in cash and cash equivalents	(344,420)	(127,497)
Cash and cash equivalents, beginning of period	586,596	501,316
Cash and cash equivalents, end of period	$242,176	$373,819

Supplemental cash flow information:
Income taxes paid	$46,039	$53,726
Interest paid	$22,229	$31,715
Non-cash investing transactions:
Capital expenditures in accounts payable	$6,920	$3,246

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2026 AND 2025 (UNAUDITED)

	Three Months Ended January 31, 2026
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	to THOR	Interests	Equity
Balance at November 1, 2025	67,659,100	$6,766	$620,301	$4,401,356	$30,240	14,820,436	$(761,954)	$4,296,709	$2,564	$4,299,273
Net income (loss)	—	—	—	17,803	—	—	—	17,803	(3,162)	14,641
Purchases of treasury shares	—	—	—	—	—	242,731	(25,233)	(25,233)	—	(25,233)
Restricted stock unit activity	—	—	(746)	—	—	—	—	(746)	—	(746)
Dividends $0.52 per common share	—	—	—	(27,351)	—	—	—	(27,351)	—	(27,351)
Stock-based compensation expense	—	—	7,947	—	—	—	—	7,947	—	7,947
Other comprehensive income	—	—	—	—	54,146	—	—	54,146	36	54,182
Balance at January 31, 2026	67,659,100	$6,766	$627,502	$4,391,808	$84,386	15,063,167	$(787,187)	$4,323,275	$(562)	$4,322,713

	Six Months Ended January 31, 2026
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2025	67,282,807	$6,728	$608,481	$4,407,163	$10,390	14,649,597	$(744,264)	$4,288,498	$1,054	$4,289,552
Net income (loss)	—	—	—	39,472	—	—	—	39,472	(1,662)	37,810
Purchases of treasury shares	—	—	—	—	—	292,966	(30,280)	(30,280)	—	(30,280)
Restricted stock unit activity	376,293	38	124	—	—	120,604	(12,643)	(12,481)	—	(12,481)
Dividends $1.04 per common share	—	—	—	(54,827)	—	—	—	(54,827)	—	(54,827)
Stock-based compensation expense	—	—	18,897	—	—	—	—	18,897	—	18,897
Other comprehensive income	—	—	—	—	73,996	—	—	73,996	46	74,042
Balance at January 31, 2026	67,659,100	$6,766	$627,502	$4,391,808	$84,386	15,063,167	$(787,187)	$4,323,275	$(562)	$4,322,713

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2026 AND 2025 (UNAUDITED)

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

The July 31, 2025 amounts are derived from the annual audited financial statements of THOR. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025. Due to seasonality within the recreational vehicle industry, inflation and shifting consumer demand in our industry, among other factors, annualizing the results of operations for the six months ended January 31, 2026 would not necessarily be indicative of the results expected for the full fiscal year.

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

The North American Towable Recreational Vehicles reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Jayco (towable), Keystone and KZ. The North American Motorized Recreational Vehicles reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (motorized), Thor Motor Coach and the Tiffin Group. The European Recreational Vehicles reportable segment consists solely of the Erwin Hymer Group (“EHG”) business. EHG manufactures a full line of motorized and towable recreational vehicles, including motorcaravans, campervans, urban vehicles and caravans in nine primary RV production locations within Europe. EHG produces and sells numerous brands primarily within Europe, including Buccaneer, Buerstner, Carado, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore. In addition, EHG’s operations include other RV-related products and services.

The operations of the Company’s Airxcel and Postle subsidiaries are included in “Other”. Net sales included in Other relates primarily to the sale of specialized component parts and aluminum extrusions. Intercompany eliminations primarily adjust for Postle and Airxcel sales to the Company’s North American Towables and North American Motorized segments, which are consummated at established transfer prices generally consistent with the selling prices of products to third parties.

Corporate results include items such as corporate governance expenses, interest expense and certain product development expenses.

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

The following tables summarize the Company's financial performance by reportable segment:

	Three Months Ended January 31,		Six Months Ended January 31,
NET SALES:	2026	2025	2026	2025
Recreational vehicles
North American Towable	$710,485	$828,266	$1,607,575	$1,727,044
North American Motorized	577,071	446,298	1,238,167	951,506
Total North America	1,287,556	1,274,564	2,845,742	2,678,550
European	684,472	612,465	1,339,951	1,217,368
Total recreational vehicles	1,972,028	1,887,029	4,185,693	3,895,918
Other	223,665	185,653	482,721	379,164
Intercompany eliminations	(69,837)	(54,575)	(153,435)	(114,191)
Total	$2,125,856	$2,018,107	$4,514,979	$4,160,891

	Three Months Ended January 31,		Six Months Ended January 31,
COST OF PRODUCTS SOLD:	2026	2025	2026	2025
Recreational vehicles
North American Towable	$634,987	$736,620	$1,413,082	$1,522,961
North American Motorized	522,431	411,557	1,111,905	874,038
Total North America	1,157,418	1,148,177	2,524,987	2,396,999
European	609,343	531,536	1,187,008	1,043,791
Total recreational vehicles	1,766,761	1,679,713	3,711,995	3,440,790
Other	176,502	147,986	382,182	307,744
Intercompany eliminations	(68,661)	(54,789)	(151,426)	(114,282)
Total	$1,874,602	$1,772,910	$3,942,751	$3,634,252

	Three Months Ended January 31,		Six Months Ended January 31,
GROSS PROFIT:	2026	2025	2026	2025
Recreational vehicles
North American Towable	$75,498	$91,646	$194,493	$204,083
North American Motorized	54,640	34,741	126,262	77,468
Total North America	130,138	126,387	320,755	281,551
European	75,129	80,929	152,943	173,577
Total recreational vehicles	205,267	207,316	473,698	455,128
Other, net	45,987	37,881	98,530	71,511
Total	$251,254	$245,197	$572,228	$526,639

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Recreational vehicles
North American Towable	$50,079	$59,333	$114,437	$123,636
North American Motorized	31,169	27,033	66,747	57,400
Total North America	81,248	86,366	181,184	181,036
European	78,547	67,296	170,528	147,023
Total recreational vehicles	159,795	153,662	351,712	328,059
Other, net	22,148	19,420	43,956	38,894
Corporate	30,078	33,140	70,383	79,466
Total	$212,021	$206,222	$466,051	$446,419

	Three Months Ended January 31,		Six Months Ended January 31,
AMORTIZATION EXPENSE:	2026	2025	2026	2025
Recreational vehicles
North American Towable	$3,937	$4,519	$8,014	$9,038
North American Motorized	3,209	3,657	6,418	7,314
Total North America	7,146	8,176	14,432	16,352
European	12,071	11,629	24,135	23,836
Total recreational vehicles	19,217	19,805	38,567	40,188
Other, net	8,580	9,253	17,158	18,506
Corporate	—	186	—	372
Total	$27,797	$29,244	$55,725	$59,066

	Three Months Ended January 31,		Six Months Ended January 31,
INTEREST EXPENSE (INCOME), NET:	2026	2025	2026	2025
Recreational vehicles
North American Towable	$(3)	$(3)	$(6)	$(6)
North American Motorized	—	(3)	(1)	(6)
Total North America	(3)	(6)	(7)	(12)
European	(163)	336	394	1,665
Total recreational vehicles	(166)	330	387	1,653
Other, net	38	60	82	125
Corporate	9,548	11,560	17,968	25,400
Total	$9,420	$11,950	$18,437	$27,178

	Three Months Ended January 31,		Six Months Ended January 31,
OTHER EXPENSE (INCOME), NET:	2026	2025	2026	2025
Recreational vehicles
North American Towable	$(9,710)	$(355)	$(5,618)	$(3,558)
North American Motorized	(642)	(244)	(955)	(619)
Total North America	(10,352)	(599)	(6,573)	(4,177)
European	(3,018)	(542)	(3,168)	(2,334)
Total recreational vehicles	(13,370)	(1,141)	(9,741)	(6,511)
Other, net	(212)	880	(805)	944
Corporate	(5,394)	(358)	(10,919)	2,299
Total	$(18,976)	$(619)	$(21,465)	$(3,268)

	Three Months Ended January 31,		Six Months Ended January 31,
INCOME (LOSS) BEFORE INCOME TAXES:	2026	2025	2026	2025
Recreational vehicles
North American Towable	$31,195	$28,152	$77,666	$74,973
North American Motorized	20,904	4,298	54,053	13,379
Total North America	52,099	32,450	131,719	88,352
European	(12,308)	2,210	(38,946)	3,387
Total recreational vehicles	39,791	34,660	92,773	91,739
Other, net	15,433	8,268	38,139	13,042
Corporate	(34,232)	(44,528)	(77,432)	(107,537)
Total	$20,992	$(1,600)	$53,480	$(2,756)

The following tables provide other supplemental financial information by reportable segment:

TOTAL ASSETS:	January 31, 2026	July 31, 2025
Recreational vehicles
North American Towable	$1,319,428	$1,270,005
North American Motorized	1,120,550	978,762
Total North America	2,439,978	2,248,767
European	2,955,872	2,965,645
Total recreational vehicles	5,395,850	5,214,412
Other	1,041,644	1,018,622
Corporate	579,354	832,250
Total	$7,016,848	$7,065,284

DEPRECIATION AND INTANGIBLE ASSET AMORTIZATION EXPENSE:	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Recreational vehicles
North American Towable	$12,010	$13,155	$24,128	$26,249
North American Motorized	7,996	8,621	15,998	17,277
Total North America	20,006	21,776	40,126	43,526
European	32,098	30,327	65,245	62,568
Total recreational vehicles	52,104	52,103	105,371	106,094
Other	12,080	13,000	24,137	25,872
Corporate	694	891	1,405	1,689
Total	$64,878	$65,994	$130,913	$133,655

	Three Months Ended January 31,		Six Months Ended January 31,
CAPITAL ACQUISITIONS:	2026	2025	2026	2025
Recreational vehicles
North American Towable	$6,584	$3,408	$13,900	$7,566
North American Motorized	6,554	2,716	12,291	5,852
Total North America	13,138	6,124	26,191	13,418
European	10,442	16,140	19,632	27,041
Total recreational vehicles	23,580	22,264	45,823	40,459
Other	6,637	1,556	10,254	5,185
Corporate	2,747	1,186	6,804	3,711
Total	$32,964	$25,006	$62,881	$49,355

3.    Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Weighted-average common shares outstanding for basic earnings per share	52,704,784	53,208,626	52,697,434	53,091,615
Unvested restricted and performance stock units (1)	139,443	—	212,469	—
Weighted-average common shares outstanding assuming dilution	52,844,227	53,208,626	52,909,903	53,091,615
(1)Due to losses for both the three and six months ended January 31, 2025, zero incremental shares are included because the effect would be antidilutive.

For the three months ended January 31, 2026 and 2025, the Company excluded 11,745 and 222,029 unvested restricted stock units and performance stock units that have an antidilutive effect from its calculation of weighted-average shares outstanding assuming dilution. For the six months ended January 31, 2026 and 2025, the Company excluded 74,301 and 372,593 unvested restricted stock units and performance stock units that have an antidilutive effect from its calculation of weighted-average shares outstanding assuming dilution.

4.    Derivatives and Hedging

As of January 31, 2026 and July 31, 2025 there were no derivative instruments designated as hedges, except for the net investment hedge discussed below.

Net Investment Hedge

The foreign currency transaction gains and losses on the portion of the Euro-denominated term loan designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries are included as a component of the foreign currency translation adjustment. There were no amounts included in the foreign currency translation adjustment for the three months ended January 31, 2026 and there were losses, net of tax, of $1,611 for the six months ended January 31, 2026. Gains, net of tax, included in the foreign currency translation adjustments were $1,487 for the three months ended January 31, 2025 and $238 for the six months ended January 31, 2025.

There were no amounts reclassified out of accumulated other comprehensive income pertaining to the net investment hedge during the three and six-month periods ended January 31, 2026 and January 31, 2025.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $31,268 and a fair value asset of $9,658 as of January 31, 2026. These other derivative instruments had a notional amount totaling approximately $31,820 and a fair value asset of $9,675 as of July 31, 2025. For these derivative instruments, changes in fair value are recognized in earnings.

	Three Months Ended January 31,
	2026		2025
Gain on Derivatives Not Designated as Hedging Instruments	Other	Interest		Interest
	Income, net	Expense	Sales	Expense
Gain recognized in income, net of tax
Foreign currency forward contracts	$66	$—	$43	$—
Interest rate swap agreements	—	45	—	30
Total gain	$66	$45	$43	$30

	Six Months Ended January 31,
	2026			2025
Gain (Loss) on Derivatives Not Designated as Hedging Instruments		Other	Interest		Interest
	Sales	Income, net	Expense	Sales	Expense
Gain (loss) recognized in income, net of tax
Foreign currency forward contracts	$(88)	$66	$—	$(414)	$—
Interest rate swap agreements	—	—	23	—	3
Total gain (loss)	$(88)	$66	$23	$(414)	$3

5.    Inventories

Major classifications of inventories are as follows:

	January 31, 2026	July 31, 2025
Finished goods – RV	$308,799	$256,239
Finished goods – other	151,751	127,600
Work in process	319,177	269,279
Raw materials	468,521	409,411
Chassis	491,692	438,079
Subtotal	1,739,940	1,500,608
Excess of FIFO costs over LIFO costs	(151,916)	(148,812)
Total inventories, net	$1,588,024	$1,351,796

Of the $1,739,940 and $1,500,608 of inventories at January 31, 2026 and July 31, 2025, $1,214,662 and $1,089,453, respectively, was valued on the first-in, first-out (“FIFO”) basis, and $525,278 and $411,155, respectively, was valued on the last-in, first-out (“LIFO”) basis.

6.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	January 31, 2026	July 31, 2025
Land	$149,243	$146,250
Buildings and improvements	1,046,725	1,026,240
Machinery and equipment	827,419	794,363
Rental vehicles	145,934	139,824
Lease right-of-use assets – operating	42,165	41,755
Lease right-of-use assets – finance	3,653	4,026
Total cost	2,215,139	2,152,458
Less: Accumulated depreciation	(881,925)	(836,730)
Property, plant and equipment, net	$1,333,214	$1,315,728

The Company anticipates strategic sales of certain RV facilities and related equipment to occur during fiscal 2026 and as a result, property, plant and equipment with total net carrying values of $29,314 and $49,740, primarily consisting of North American Towable buildings and improvements, were classified as assets held for sale and included in Prepaid income taxes, expenses and other current assets in the Condensed Consolidated Balance Sheets as of January 31, 2026 and July 31, 2025, respectively.

During the six months ended January 31, 2026, the Company continued to evaluate the fair value of these assets held for sale based on available market data (a non-recurring ASC 820 level 3 input), less costs to sell, and compared that to their applicable carrying values. These evaluations resulted in no impairment charges during the three months ended January 31, 2026 and an impairment charge of $7,822 related to certain facilities included in Other expense (income), net in the North American Towable segment during the six months ended January 31, 2026.

7.    Intangible Assets and Goodwill

The components of Amortizable intangible assets, net are as follows:

	January 31, 2026		July 31, 2025
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	$1,141,515	$738,009	$1,126,554	$696,064
Trademarks	365,534	146,622	360,291	135,063
Design technology and other intangibles	275,716	182,995	268,148	165,108
Total amortizable intangible assets	$1,782,765	$1,067,626	$1,754,993	$996,235

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2026	$56,068
For the fiscal year ending July 31, 2027	103,331
For the fiscal year ending July 31, 2028	94,249
For the fiscal year ending July 31, 2029	77,849
For the fiscal year ending July 31, 2030	61,779
For the fiscal year ending July 31, 2031 and thereafter	321,863
$715,139

Changes in the carrying amount of Goodwill by reportable segment for the six months ended January 31, 2026 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of August 1, 2025	$337,883	$65,064	$1,002,819	$435,352	$1,841,118
Fiscal 2026 activity:
Foreign currency translation	—	—	41,440	—	41,440
Net balance as of January 31, 2026	$337,883	$65,064	$1,044,259	$435,352	$1,882,558

Changes in the carrying amount of Goodwill by reportable segment for the six months ended January 31, 2025 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of August 1, 2024	$337,883	$65,064	$948,674	$435,352	$1,786,973
Fiscal 2025 activity:
Foreign currency translation	—	—	(38,112)	—	(38,112)
Net balance as of January 31, 2025	$337,883	$65,064	$910,562	$435,352	$1,748,861

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

The Company had the following aggregate investment and maximum exposure to loss related to these VIEs:

	January 31, 2026	July 31, 2025
Carrying amount of investments	$135,719	$136,784
Maximum exposure to loss	$138,219	$139,284

The Company’s share of income and losses accounted for under the equity method of accounting are included in Other income, net in the Condensed Consolidated Statements of Income and Comprehensive Income. The losses recognized in the three and six months ended January 31, 2026 were $640 and $1,065, respectively, and the losses recognized in the three and six months ended January 31, 2025 were $2,251 and $4,505, respectively.

9.    Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for approximately 15% of the Company’s consolidated net sales for the three-month period ended January 31, 2026 and approximately 16% of the Company’s consolidated net sales for the three-month period ended January 31, 2025, and accounted for approximately 15% of the Company’s consolidated net sales for the six-month period ended January 31, 2026 and 14% for the six-month period ended January 31, 2025. The majority of the sales to this dealer are reported within the North American Towable and North American Motorized segments. This dealer also accounted for approximately 16% and approximately 14% of the Company’s consolidated trade accounts receivable at January 31, 2026 and July 31, 2025, respectively. The loss of this dealer or a deterioration in the liquidity or creditworthiness of this dealer could have a material adverse effect on the Company’s business.

10.    Fair Value Measurements

The financial assets and liabilities that are accounted for at fair value on a recurring basis at January 31, 2026 and July 31, 2025 are as follows:

	Input Level	January 31, 2026	July 31, 2025
Assets:
Cash equivalents	Level 1	$82,654	$362,067
Deferred compensation plan mutual fund assets	Level 1	$12,175	$12,302
Warrants to purchase shares	Level 2	$10,885	$10,885

Liabilities:
Interest rate swaps	Level 2	$1,227	$1,210

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

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Beginning balance	$291,534	$300,775	$291,130	$311,627
Provision	46,633	51,879	103,131	113,632
Payments	(57,650)	(63,768)	(114,135)	(136,747)
Foreign currency translation	1,778	(2,197)	2,169	(1,823)
Ending balance	$282,295	$286,689	$282,295	$286,689

12.    Long-Term Debt

The components of long-term debt are as follows:

	January 31, 2026	July 31, 2025
Term loan	$364,870	$408,159
Senior unsecured notes	500,000	500,000
Unsecured notes	5,960	5,723
Other debt	18,708	19,930
Total long-term debt	889,538	933,812
Debt issuance costs, net of amortization	(8,847)	(10,833)
Total long-term debt, net of debt issuance costs	880,691	922,979
Less: Current portion of long-term debt	(2,920)	(3,367)
Total long-term debt, net, less current portion	$877,771	$919,612

As discussed in Note 12 to the Company’s Consolidated Financial Statements included in the Fiscal 2025 Form 10-K, the Company is a party to a term loan agreement, which consists of both a United States dollar-denominated term loan tranche (“USD term loan”) and a Euro-denominated term loan tranche (“Euro term loan”) and a $1,000,000 asset-based credit facility (“ABL”).

As of January 31, 2026, the outstanding USD term loan balance of $50,000 was subject to a Secured Overnight Financing Rate (“SOFR”)-based rate totaling 5.92%. The total interest rate on the January 31, 2026 outstanding Euro term loan tranche balance of $314,870 was 4.70%. The Senior Unsecured Notes were issued on October 14, 2021 in an aggregate principal amount of $500,000 and bear fixed interest at a rate of 4.00%.

As of January 31, 2026 and July 31, 2025, there were no outstanding ABL borrowings. ABL availability is based on borrowing base calculations of applicable eligible receivables and inventory, subject to certain limits. Availability based on January 31, 2026 borrowing base calculations was approximately $998,000.

For the three and six months ended January 31, 2026, interest expense on total long-term debt was $11,721 and $23,627, respectively. These interest expense amounts include the amortization of capitalized debt issuance costs of $1,460 and $2,392, for the three and six months ended January 31, 2026, respectively. For the three and six months ended January 31, 2025, interest expense on total long-term debt was $15,452 and $33,037, respectively, which includes amortization of capitalized debt issuance costs of $1,361 and $3,527, respectively.

The fair value of the Company’s term loan debt at January 31, 2026 and July 31, 2025 was $367,264 and $410,124, respectively. The fair value of the Company’s Senior Unsecured Notes at January 31, 2026 and July 31, 2025 was $478,750 and $469,100, respectively. The fair value of all other debt held by the Company approximates carrying value. The fair values of the Company’s long-term debt are primarily estimated using Level 2 inputs as defined by ASC 820, based on quoted prices in markets that are not active.

13.    Provision for Income Taxes

The overall effective income tax rate for the three months ended January 31, 2026 was 30.3%, and the effective income tax rate for the six months ended January 31, 2026 was 29.3%. These rates were both negatively impacted by certain losses in foreign jurisdictions without an associated tax benefit and changes in statutory tax rates in certain foreign jurisdictions. The negative impact was partially offset by foreign exchange gains not subject to taxation in both periods.

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

Within the next 12 months, the Company does not anticipate any material changes in its unrecognized tax benefits recorded as of January 31, 2026.

14.    Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing were $3,673,431 and $3,484,235 as of January 31, 2026 and July 31, 2025, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of independent dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its independent dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $19,384 and $17,508 as of January 31, 2026 and July 31, 2025, respectively, which are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three and six-month periods ended January 31, 2026 and January 31, 2025 were not material. Based on current market conditions and other conditions affecting its independent dealers, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

15.    Leases

The components of lease costs for the three and six-month periods ended January 31, 2026 and January 31, 2025 were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Operating lease cost	$9,618	$8,517	$18,923	$17,359
Finance lease cost:
Amortization of right-of-use assets	187	187	373	373
Interest on lease liabilities	38	60	81	124
Total lease cost	$9,843	$8,764	$19,377	$17,856

Other information related to leases was as follows:

	Six Months Ended January 31,
Supplemental Cash Flow Information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,931	$17,337
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,850	$4,402

Supplemental Balance Sheet Information	January 31, 2026	July 31, 2025
Operating leases:
Operating lease liabilities:
Other current liabilities	$12,260	$12,108
Other long-term liabilities	30,408	30,081
Total operating lease liabilities	$42,668	$42,189

Finance leases:
Finance lease liabilities:
Other current liabilities	$1,028	$968
Other long-term liabilities	368	898
Total finance lease liabilities	$1,396	$1,866

16.    Stockholders’ Equity

Stock-based Compensation

The Company's Board of Directors (the “Board") and its shareholders approved the THOR Industries, Inc. Amended and Restated Equity and Incentive Plan (the “Plan”) effective December 17, 2025. The maximum number of shares issuable under the Plan is 2,800,000. As of January 31, 2026, the remaining shares available to be granted under the Plan is 2,799,761. There are no shares available for new awards under any previous equity and incentive plans. The key terms and provisions of the Plan are generally consistent with the prior, recently expired equity and incentive plan. Awards under the Plan may be in the form of stock options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation stock awards and stock appreciation rights.

Total stock-based compensation expense recognized in the three-month periods ended January 31, 2026 and January 31, 2025 for stock-based awards totaled $7,947 and $8,073, respectively. Total stock-based compensation expense recognized in the six-month periods ended January 31, 2026 and January 31, 2025 for stock-based awards totaled $18,897 and $18,610, respectively.

Share Repurchase Program

On June 18, 2025, the Board authorized the Company's management to utilize up to $400,000 to purchase shares of the Company's common stock beginning on June 18, 2025 and extending through July 31, 2027. The June 18, 2025 authorization is the Company’s only active share repurchase authorization.

During the three-month period ended January 31, 2026, the Company purchased 242,731 shares of its common stock, at various times in the open market, at a weighted-average price of $103.95 and held them as treasury shares at an aggregate purchase price of $25,233.

During the six-month period ended January 31, 2026, the Company purchased 292,966 shares of its common stock, at various times in the open market, at a weighted-average price of $103.36 and held them as treasury shares at an aggregate purchase price of $30,280.

As of January 31, 2026, the remaining amount of the Company’s common stock that may be repurchased under the June 18, 2025 authorization expiring on July 31, 2027 is $349,020.

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

	Three Months Ended January 31,		Six Months Ended January 31,
NET SALES:	2026	2025	2026	2025
Recreational vehicles
North American Towable
Travel Trailers	$403,599	$518,620	$909,600	$1,121,315
Fifth Wheels	306,886	309,646	697,975	605,729
Total North American Towable	710,485	828,266	1,607,575	1,727,044
North American Motorized
Class A	169,898	148,009	359,044	304,585
Class C	297,219	204,053	626,409	438,280
Class B	109,954	94,236	252,714	208,641
Total North American Motorized	577,071	446,298	1,238,167	951,506
Total North America	1,287,556	1,274,564	2,845,742	2,678,550
European
Motorcaravan	391,940	335,646	747,247	653,862
Campervan	188,257	165,964	370,567	339,180
Caravan	34,275	42,180	61,978	75,251
Other RV-related	70,000	68,675	160,159	149,075
Total European	684,472	612,465	1,339,951	1,217,368
Total recreational vehicles	1,972,028	1,887,029	4,185,693	3,895,918
Other	223,665	185,653	482,721	379,164
Intercompany eliminations	(69,837)	(54,575)	(153,435)	(114,191)
Total	$2,125,856	$2,018,107	$4,514,979	$4,160,891

18.    Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	Three Months Ended January 31, 2026
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$28,697	$1,543	$30,240	$(7,026)	$23,214
OCI before reclassifications	54,082	64	54,146	36	54,182
OCI, net of tax for the fiscal period	54,082	64	54,146	36	54,182
AOCI, net of tax	$82,779	$1,607	$84,386	$(6,990)	$77,396

	Three Months Ended January 31, 2025
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(82,083)	$278	$(81,805)	$(3,393)	$(85,198)
OCI before reclassifications	(76,115)	—	(76,115)	(3,367)	(79,482)
OCI, net of tax for the fiscal period	(76,115)	—	(76,115)	(3,367)	(79,482)
AOCI, net of tax	$(158,198)	$278	$(157,920)	$(6,760)	$(164,680)

(1)We do not recognize deferred taxes for a majority of the foreign currency translation gains and losses because we do not anticipate reversal in the foreseeable future.

	Six Months Ended January 31, 2026
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$8,847	$1,543	$10,390	$(7,036)	$3,354
OCI before reclassifications	73,932	64	73,996	46	74,042
OCI, net of tax for the fiscal period	73,932	64	73,996	46	74,042
AOCI, net of tax	$82,779	$1,607	$84,386	$(6,990)	$77,396

	Six Months Ended January 31, 2025
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(93,984)	$278	$(93,706)	$(3,435)	$(97,141)
OCI before reclassifications	(64,214)	—	(64,214)	(3,325)	(67,539)
OCI, net of tax for the fiscal period	(64,214)	—	(64,214)	(3,325)	(67,539)
AOCI, net of tax	$(158,198)	$278	$(157,920)	$(6,760)	$(164,680)

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

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world based on units sold and revenue. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the calendar year ended December 31, 2025, THOR’s current combined U.S. and Canadian market share based on units sold was approximately 38.6% for travel trailers and fifth wheels combined and approximately 47.5% for motorhomes. In Europe, according to the European Caravan Federation (“ECF”), our European market share for the calendar year ended December 31, 2025 was approximately 25.5% for motorcaravans and campervans combined and approximately 16.8% for caravans.

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

North American RV independent dealer inventory of our North American RV products as of January 31, 2026 decreased 8.2% to approximately 79,100 units, compared to approximately 86,200 units as of January 31, 2025.

As of January 31, 2026, we believe North American dealer inventory levels for most products are generally in line with the levels that dealers are comfortable stocking given the current retail sales levels and associated carrying costs. We believe dealers will continue to closely evaluate the unit stocking levels that they will elect to carry in future periods, which may be less than historical unit stocking levels, due to a combination of factors such as current retail activity, current RV wholesale prices as well as current interest rates and other carrying costs.

THOR’s North American RV backlog as of January 31, 2026 decreased $534,805, or 24.3%, to $1,663,688 compared to $2,198,493 as of January 31, 2025. The decrease in backlog is primarily a result of a decrease in year-over-year orders for North American Towable products, as North American Motorized backlog was similar to the prior year.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year		Increase	%
	2025	2024	(Decrease)	Change
North American Towable units	306,191	298,842	7,349	2.5
North American Motorized units	36,029	34,891	1,138	3.3
Total	342,220	333,733	8,487	2.5

In December 2025, RVIA issued a revised forecast for calendar year 2026 North American wholesale unit shipments. Under RVIA’s most likely scenario, towable and motorized unit shipments are projected to be approximately 311,900 units and 37,100 units, respectively, for an annual total of approximately 349,000 units, up 2.0% from the 2025 calendar year wholesale shipments. The RVIA’s most likely forecast for calendar year 2026 of 349,000 total units could range from a lower estimate of approximately 332,100 total units to an upper estimate of approximately 366,000 total units.

North American Industry Retail Statistics

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year		Increase	%
	2025	2024	(Decrease)	Change
North American Towable units	312,022	315,953	(3,931)	(1.2)
North American Motorized units	37,725	40,028	(2,303)	(5.8)
Total	349,747	355,981	(6,234)	(1.8)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

We anticipate that near-term demand will be influenced by many factors, including consumer confidence and the level of consumer spending on discretionary products. We believe future retail demand over the longer term will grow from the current levels as consumer confidence and general economic conditions improve, as we believe interest in the RV lifestyle remains high as consumers continue to value the perceived benefits offered by the RV lifestyle, which provides people with the ability to connect with loved ones and nature as well as the potential to get away for both short, frequent breaks or longer adventures.

Company North American Wholesale Statistics

The Company’s North American wholesale RV shipments, for the calendar years ended December 31, 2025 and 2024 to correspond to the North American industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Calendar Year		Increase	%
	2025	2024	(Decrease)	Change
North American Towable units	111,607	116,913	(5,306)	(4.5)
North American Motorized units	18,836	16,099	2,737	17.0
Total	130,443	133,012	(2,569)	(1.9)

Company North American Retail Statistics

Retail statistics of the Company’s North American RV products, as reported by Stat Surveys, for the calendar years ended December 31, 2025 and 2024 to correspond to the North American industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Calendar Year		Increase	%
	2025	2024	(Decrease)	Change
North American Towable units	117,778	119,924	(2,146)	(1.8)
North American Motorized units	17,903	18,885	(982)	(5.2)
Total	135,681	138,809	(3,128)	(2.3)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

North American Outlook

Historically, RV industry sales have been impacted by a number of economic conditions faced by RV dealers, and ultimately retail consumers, such as the level of consumer confidence, the rate of unemployment, the rate of inflation, the disposable income of consumers, interest rates, credit availability, the health of the housing market, tax rates and fuel availability and prices. We believe these factors will continue to affect retail sales in fiscal 2026. In addition, due to the impact of inflationary pressures, including the impact from tariffs, current interest rates and other factors, we believe that RV dealers will be continuously reevaluating their desired stocking levels, which may result in lower than historical dealer inventory stocking levels on a unit basis, particularly in the fall and winter months which historically are lower retail sales periods. It is difficult to predict the extent to which any or all of these factors will impact the RV industry or our business in a particular future period, however, we currently believe our fiscal 2026 will continue to be negatively impacted by these factors.
Despite the continuing near-term challenges, we remain optimistic about the future of North American retail sales in the long term, as there are many factors driving product interest. Surveys conducted by THOR, RVIA and others show that Americans of all generations love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments and deeply connecting with family and friends. Based on the ongoing value consumers place on these factors, we expect to see long-term growth in the North American RV industry. The growth in industry-wide RV sales during late calendar year 2020 through early calendar year 2023 resulted in exposing a wider range of consumers to the RV lifestyle. As a result, we believe many of those who were exposed to the industry for the first time will become future owners once general economic conditions improve, and that those who became first-time owners since the onset of the pandemic will become long-term RVers, resulting in future repeat and upgrade sales opportunities. We also believe many consumers prefer vacations that RVs are uniquely positioned to provide, allowing consumers the ability to explore or unwind, often close to home. In addition, we believe that the availability of camping and RV parking facilities will be an important factor in the future growth of the industry and view both the significant recent investments and the committed future investments by campground owners, states and the federal government in camping facilities and accessibility to state and federal parks and forests to be positive long-term factors.

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

We are closely monitoring the imposition and effect of U.S. tariffs on imports, including the impact of the recently announced opinion by the U.S. Supreme Court addressing the legality of certain tariffs introduced in the last year, the potential for refunds of tariffs imposed under the International Emergency Economic Powers Act as a consequence of the Supreme Court decision, and the current administration’s announcement of its intention to impose new tariffs. We are also monitoring potential retaliatory tariffs or other measures certain other countries have already or may impose on U.S. imports into those countries, that may increase our material costs, disrupt our supply of materials or negatively impact our sales into other countries. The impact of increased or new tariffs on our fiscal 2026 first and second quarter results was relatively modest due to the timing of, and changes in, both the announced tariff rates and their effective dates and our engagement with our vendors regarding the extent and timing of any resultant cost increases. While we anticipate that tariffs will continue to affect our business and financial results, there is significant uncertainty as to the ultimate impact tariffs and tariff-related matters may have on our business and our remaining fiscal 2026 results given the rapidly changing environment surrounding tariffs in general, in addition to other related political topics. As an additional consideration, we are often not importing products or components directly, but rather through third-party vendors, meaning we do not have complete visibility regarding the timing or impact of tariffs on the pricing of those components. We intend to continue negotiations with our vendors regarding the timing and extent of any tariff pass-through costs, and where possible, will seek alternative supply sources with lower-priced components. We also intend to seek refunds for tariffs previously paid, however, the amount of any such refunds at this time has not been quantified, and the timing of the receipt of any such refunds is highly uncertain.

Historically, we have generally been able to offset net cost increases over time, but given the size and nature of the tariffs implemented since early calendar 2025 and any future tariffs, it makes it more difficult and likely less desirable for us to pass on the full impact of tariff increases immediately as we are conscious of the impact it likely would have on the retail consumer and their demand for our products.

It is extremely difficult to predict when or whether future supply chain issues related to chassis or other components used in the production of RVs will arise, especially when considering the impact of tariffs, regulatory changes or supply chain constraints on the availability of chassis or other components. Modifying available chassis for certain motorized products to use for other products is generally not a viable alternative, particularly in the short term, due to engineering requirements. Uncertainties related to changing state and federal emission standards may also negatively impact the availability of chassis used in our production of certain North American motorized RVs and could also impact consumer buying patterns. The North American recreational vehicle industry has, from time to time in the past, experienced shortages of chassis for various reasons, including component shortages, production delays or other production issues and work stoppages at the chassis manufacturers.

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

Industry Outlook — Europe

The Company monitors industry conditions in the European RV market using a number of resources including its own performance tracking and modeling. The Company also considers retail trends in the European RV market as reported by the European Caravan Federation (“ECF”) and its members. On a monthly basis, the Company receives OEM-specific reports for most of the individual member countries that make up the ECF through the Caravaning Industrie Verband e.V. (“CIVD”). The timing of these reports may vary, but typically they are issued on a one-to-two-month lag. While most countries provide OEM-specific information, the United Kingdom, which made up 17.2% and 10.3% of the caravan and motorcaravan (including campervans) European market for the calendar year ended December 31, 2025, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 10 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic and other conditions. It is inherently difficult to generalize about the operating conditions within the entire European region.

Independent dealer inventory of our European RV products as of January 31, 2026 decreased 9.3% to approximately 23,300 units as compared to approximately 25,700 units as of January 31, 2025. In both Germany, which accounts for approximately 60% of our European product sales, and in the other various countries we serve, independent RV dealer inventory levels of our motorized and campervan European products are generally in line with historical seasonal levels, while urban vehicle and caravan inventory remains slightly elevated, but improving.

THOR’s European RV backlog as of January 31, 2026 increased $188,087, or 11.4%, to $1,832,102 compared to $1,644,015 as of January 31, 2025, primarily due to the increase in the foreign currency exchange rate between the two periods.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Calendar Year		%	Calendar Year		%
	2025	2024	Change	2025	2024	Change
OEM Reporting Countries (1)	139,307	138,743	0.4	42,255	46,628	(9.4)
Non-OEM Reporting Countries (1)	22,062	21,599	2.1	11,987	14,237	(15.8)
Total	161,369	160,342	0.6	54,242	60,865	(10.9)
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

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Calendar Year		Increase	%
	2025	2024	(Decrease)	Change
Motorcaravan and Campervan	35,586	34,506	1,080	3.1
Caravan	7,080	8,398	(1,318)	(15.7)
Total OEM-Reporting Countries	42,666	42,904	(238)	(0.6)

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

The impact of current macroeconomic factors on our business, including inflation and interest rates, environmental and sustainability regulations and geopolitical events, is uncertain. Our outlook for future European RV retail sales depends upon the various economic and regulatory conditions in the respective countries in which we sell our products. End-customer demand for RVs depends strongly on consumer confidence. Factors such as the rate of unemployment, the rate of inflation, private consumption and investments, the level of disposable income of consumers, interest rates, the health of the housing market, tax rates and regulatory restrictions and, since the pandemic, travel safety considerations all influence retail sales. In the short term we expect to experience relatively stable market volume but ongoing pressure on overall sales prices due to the current economic environment. Our long-term outlook for future growth in European RV retail sales remains optimistic due to favorable demographic trends and due to more people utilizing RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

We and our independent European dealers market our European recreational vehicles through multiple avenues including at numerous RV fairs at the country and regional levels which occur throughout the calendar year. These fairs have historically been well-attended events that allow retail consumers to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. The most recent major industry fair, the 2026 CMT Show in Stuttgart in late January 2026, experienced near-record attendance, which demonstrates the continued high level of interest in the RV lifestyle. In addition to our attendance at various strategic trade fairs, we continue to strengthen and expand our digital activities to reach high potential target groups, generate leads and steer customers directly to dealerships. With approximately 1,100 active independent dealers in Germany and throughout Europe with whom we do business, we believe our European brands have one of the strongest and most professionally structured dealer and service networks in Europe.

Economic or industry-wide factors affecting our European RV operating results include the availability and costs of commodities and component parts and the labor used in the manufacture of our products. Labor agreements and various governmental regulations are primary drivers in the cost of our labor force and impact how and when we can adjust our labor force to align with changing production needs. Adjusting our full-time workforce downwards in most of the locations where we operate in Europe generally results in negotiated separation costs, which may be material depending on the size of the workforce reduction. Raw material and labor costs are the primary factors determining our cost of products sold and any future increases in these costs could negatively impact our profit margins if we are unable to offset those costs through a combination of product recontenting, material sourcing strategies, efficiency improvements, headcount reductions or raising the selling prices for our products by corresponding amounts.

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

Three Months Ended January 31, 2026 Compared to the Three Months Ended January 31, 2025

NET SALES:	Three Months Ended January 31, 2026	Three Months Ended January 31, 2025	Change Amount	% Change
Recreational vehicles
North American Towable	$710,485	$828,266	$(117,781)	(14.2)
North American Motorized	577,071	446,298	130,773	29.3
Total North America	1,287,556	1,274,564	12,992	1.0
European	684,472	612,465	72,007	11.8
Total recreational vehicles	1,972,028	1,887,029	84,999	4.5
Other	223,665	185,653	38,012	20.5
Intercompany eliminations	(69,837)	(54,575)	(15,262)	(28.0)
Total	$2,125,856	$2,018,107	$107,749	5.3

# OF UNITS:
Recreational vehicles
North American Towable	21,577	28,013	(6,436)	(23.0)
North American Motorized	4,524	3,526	998	28.3
Total North America	26,101	31,539	(5,438)	(17.2)
European	9,465	9,442	23	0.2
Total	35,566	40,981	(5,415)	(13.2)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$75,498	10.6	$91,646	11.1	$(16,148)	(17.6)
North American Motorized	54,640	9.5	34,741	7.8	19,899	57.3
Total North America	130,138	10.1	126,387	9.9	3,751	3.0
European	75,129	11.0	80,929	13.2	(5,800)	(7.2)
Total recreational vehicles	205,267	10.4	207,316	11.0	(2,049)	(1.0)
Other, net	45,987	20.6	37,881	20.4	8,106	21.4
Total	$251,254	11.8	$245,197	12.1	$6,057	2.5

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$50,079	7.0	$59,333	7.2	$(9,254)	(15.6)
North American Motorized	31,169	5.4	27,033	6.1	4,136	15.3
Total North America	81,248	6.3	86,366	6.8	(5,118)	(5.9)
European	78,547	11.5	67,296	11.0	11,251	16.7
Total recreational vehicles	159,795	8.1	153,662	8.1	6,133	4.0
Other, net	22,148	9.9	19,420	10.5	2,728	14.0
Corporate	30,078	—	33,140	—	(3,062)	(9.2)
Total	$212,021	10.0	$206,222	10.2	$5,799	2.8

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended January 31, 2026	% of Segment Net Sales	Three Months Ended January 31, 2025	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$31,195	4.4	$28,152	3.4	$3,043	10.8
North American Motorized	20,904	3.6	4,298	1.0	16,606	386.4
Total North America	52,099	4.0	32,450	2.5	19,649	60.6
European	(12,308)	(1.8)	2,210	0.4	(14,518)	n/m
Total recreational vehicles	39,791	2.0	34,660	1.8	5,131	14.8
Other, net	15,433	6.9	8,268	4.5	7,165	86.7
Corporate	(34,232)	—	(44,528)	—	10,296	23.1
Total	$20,992	1.0	$(1,600)	(0.1)	$22,592	n/m

ORDER BACKLOG:	As of January 31, 2026	As of January 31, 2025	Change Amount	% Change
Recreational vehicles
North American Towable	$621,461	$1,073,758	$(452,297)	(42.1)
North American Motorized	1,042,227	1,124,735	(82,508)	(7.3)
Total North America	1,663,688	2,198,493	(534,805)	(24.3)
European	1,832,102	1,644,015	188,087	11.4
Total	$3,495,790	$3,842,508	$(346,718)	(9.0)

CONSOLIDATED

Consolidated net sales for the three months ended January 31, 2026 increased $107,749, or 5.3%, compared to the three months ended January 31, 2025. Approximately 32.2% of the Company’s consolidated net sales for the quarter ended January 31, 2026 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The $107,749 increase in consolidated net sales includes an increase of $69,424 from the change in foreign currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative periods.

Consolidated gross profit for the three months ended January 31, 2026 increased $6,057, or 2.5%, compared to the three months ended January 31, 2025. Consolidated gross profit was 11.8% of consolidated net sales for the three months ended January 31, 2026 and 12.1% for the three months ended January 31, 2025. The increase in gross profit was primarily due to the impact of the increase in consolidated net sales in the current-year quarter compared to the prior-year quarter while the decrease in gross profit percentage was primarily due to a higher concentration of motorized sales in the current year, which have a higher material percentage than towable product primarily due to the chassis content, and unfavorable changes in European product mix.

Selling, general and administrative expenses for the three months ended January 31, 2026 increased $5,799, or 2.8%, compared to the three months ended January 31, 2025, primarily due to certain employee separation costs in the European Recreational Vehicle segment in the current-year quarter.

The increase in Other income, net of $18,357 for the three months ended January 31, 2026 as compared to the three months ended January 31, 2025 is primarily due to both an increase of $9,162 on the gains on the sales of property, plant and equipment, primarily within the North American Towable segment, and includes the favorable change in consolidated foreign currency gains of $5,842 between the two periods.

The increase of $22,592 in income before income taxes for the three months ended January 31, 2026 as compared to the three months ended January 31, 2025 was primarily driven by the increase in Other income, net noted above.

The overall effective income tax rate for the three months ended January 31, 2026 was 30.3% compared with (93.1)% for the three months ended January 31, 2025. The year-over-year change is a result of the jurisdictional mix of earnings between foreign and domestic operations, inclusive of the non-deductible foreign exchange losses not subject to taxation in the three months ending January 31, 2025, which had a greater percentage impact on the effective income tax rate. The rate for the three months ending January 31, 2026 was negatively impacted by certain losses in foreign jurisdictions without an associated tax benefit and changes in statutory tax rates in certain foreign jurisdictions. This negative impact was partially offset by foreign exchange gains not subject to taxation in the three months ending January 31, 2026.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in consolidated selling, general and administrative expenses decreased $3,062 for the three months ended January 31, 2026 compared to the three months ended January 31, 2025, with the primary change being a decrease of $1,904 in research and development costs.

Net expense included in Corporate interest and other income and expense decreased $7,234 for the three months ended January 31, 2026 compared to the three months ended January 31, 2025, which included a favorable change of $3,661 in the non-cash foreign currency adjustments related to certain Euro-denominated loans compared to the prior-year quarter. In addition, there was a decrease of $2,012 in net interest expense due to lower overall average outstanding debt balances and lower overall interest rates and the recorded operating results of our equity investments, as discussed in Note 8 to the Condensed Consolidated Financial Statements, improved by $1,611.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2026 compared to the three months ended January 31, 2025:

	Three Months Ended January 31, 2026	% of Segment Net Sales	Three Months Ended January 31, 2025	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$403,599	56.8	$518,620	62.6	$(115,021)	(22.2)
Fifth Wheels	306,886	43.2	309,646	37.4	(2,760)	(0.9)
Total North American Towable	$710,485	100.0	$828,266	100.0	$(117,781)	(14.2)

	Three Months Ended January 31, 2026	% of Segment Shipments	Three Months Ended January 31, 2025	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	16,608	77.0	23,140	82.6	(6,532)	(28.2)
Fifth Wheels	4,969	23.0	4,873	17.4	96	2.0
Total North American Towable	21,577	100.0	28,013	100.0	(6,436)	(23.0)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towable
Travel Trailers						6.0
Fifth Wheels						(2.9)
Total North American Towable						8.8

The decrease in total North American Towable net sales of 14.2% compared to the prior-year quarter resulted from a 23.0% decrease in unit shipments partially offset by an 8.8% increase in the overall net price per unit due to the combined impact of changes in product mix and price. The decrease in unit shipments is primarily due to lower demand for the lower-cost travel trailer units relative to the prior-year quarter, as travel trailer unit shipments decreased 28.2% from the prior-year quarter. According to statistics published by RVIA, for the three months ended January 31, 2026, combined North American travel trailer and fifth wheel wholesale unit shipments decreased 8.4% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended December 31, 2025 and 2024, our North American market share for travel trailers and fifth wheels combined was 36.2% and 36.1%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the travel trailer product line of 6.0% and the decrease within the fifth wheel product line of 2.9% were primarily due to product mix changes as compared to the prior-year quarter. The increase in the overall net price in the North American Towable segment of 8.8% was primarily due to the greater percentage of sales of the higher-priced fifth wheel units as compared to travel trailer units in the current-year quarter.

North American Towable cost of products sold decreased $101,633 to $634,987, or 89.4% of North American Towable net sales, for the three months ended January 31, 2026 compared to $736,620, or 88.9% of North American Towable net sales, for the three months ended January 31, 2025. The changes in material, labor, freight-out and warranty costs comprised $96,121 of the $101,633 decrease in cost of products sold and decreased primarily due to the decrease in North American Towable net sales. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales decreased slightly to 79.6% for the three months ended January 31, 2026 compared to 79.8% for the three months ended January 31, 2025, primarily due to a decrease in the warranty cost percentage being mostly offset by an increase in the material cost percentage.

Total manufacturing overhead decreased $5,512, primarily due to the decrease in net sales and employee cost savings from the towable organizational restructuring initiatives implemented since the prior-year quarter, but increased as a percentage of North American Towable net sales from 9.1% to 9.8% as the decreased net sales levels resulted in higher overhead costs per unit sold.

The decrease in North American Towable gross profit of $16,148 for the three months ended January 31, 2026 compared to the three months ended January 31, 2025 was driven by the decrease in North American Towable net sales, and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease in North American Towable selling, general and administrative expenses of $9,254 for the three months ended January 31, 2026 compared to the three months ended January 31, 2025 was primarily due to a decrease of $4,670 in commissions and other employee compensation cost due to the decrease in North American Towable net sales and cost savings from the towable organizational restructuring initiatives noted above. Incentive compensation also decreased $3,598. These decreases were partially offset by an increase in sales-related travel, advertising and promotional costs of $1,126. The overall selling, general and administrative expense as a percentage of North American Towable net sales decreased 0.2% due to the cost savings noted above.

The increase in North American Towable income before income taxes of $3,043 for the three months ended January 31, 2026 compared to the three months ended January 31, 2025 included the decrease in North American Towable gross profit noted above being more than offset by the reduction in selling, general and administrative expenses noted above and an increase in other income of $9,355, primarily from increased gains on the sales of assets relative to the Towable segment. North American Towable income before income taxes as a percentage of North American Towable net sales increased primarily due to the increase in other income as a percentage of net sales.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2026 compared to the three months ended January 31, 2025:

	Three Months Ended January 31, 2026	% of Segment Net Sales	Three Months Ended January 31, 2025	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$169,898	29.4	$148,009	33.2	$21,889	14.8
Class C	297,219	51.5	204,053	45.7	93,166	45.7
Class B	109,954	19.1	94,236	21.1	15,718	16.7
Total North American Motorized	$577,071	100.0	$446,298	100.0	$130,773	29.3

	Three Months Ended January 31, 2026	% of Segment Shipments	Three Months Ended January 31, 2025	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	841	18.6	847	24.0	(6)	(0.7)
Class C	2,744	60.7	1,902	53.9	842	44.3
Class B	939	20.7	777	22.1	162	20.8
Total North American Motorized	4,524	100.0	3,526	100.0	998	28.3

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						15.5
Class C						1.4
Class B						(4.1)
Total North American Motorized						1.0

The increase in total North American Motorized net sales of 29.3% compared to the prior-year quarter resulted from a 28.3% increase in unit shipments and a 1.0% increase in the overall net price per unit due to the impact of changes in product mix and price. The increase in unit shipments is primarily due to an increase in current dealer and consumer demand in comparison with the demand in the prior-year quarter. According to statistics published by RVIA, for the three months ended January 31, 2026, combined North American motorhome wholesale unit shipments increased 5.7% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended December 31, 2025 and 2024, our North American market share for motorhomes was 45.9% and 46.1%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 15.5% was primarily due to a higher concentration of sales of the generally higher-priced diesel units as opposed to the more moderately-priced gas units in the current-year quarter compared to the prior-year quarter. The modest increase in the overall net price per unit within the Class C product line of 1.4% was primarily due to product mix changes. The decrease in the overall net price per unit within the Class B product line of 4.1% was primarily due to product mix changes towards more moderately-priced units compared to the prior-year quarter.

North American Motorized cost of products sold increased $110,874 to $522,431, or 90.5% of North American Motorized net sales, for the three months ended January 31, 2026 compared to $411,557, or 92.2% of North American Motorized net sales, for the three months ended January 31, 2025. The changes in material, labor, freight-out and warranty costs comprised $105,944 of the overall $110,874 increase primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American Motorized net sales decreased to 83.8% for the three months ended January 31, 2026 compared to 84.6% for the three months ended January 31, 2025, with the decrease mainly due to a decrease in the direct labor cost percentage.

Total manufacturing overhead increased $4,930 in correlation with the net sales increase but decreased as a percentage of North American Motorized net sales from 7.6% to 6.7% as the increase in net sales levels resulted in lower overhead costs per unit sold.

The increase in North American Motorized gross profit of $19,899 for the three months ended January 31, 2026 compared to the three months ended January 31, 2025 was driven by the increase in North American Motorized net sales, and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

The increase in North American Motorized selling, general and administrative expenses of $4,136 for the three months ended January 31, 2026 compared to the three months ended January 31, 2025 was primarily due to the increases in North American Motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $3,616. The decrease in the overall selling, general and administrative expense as a percentage of North American Motorized net sales is due to the increase in North American Motorized net sales.

The increase in North American Motorized income before income taxes of $16,606 for the three months ended January 31, 2026 compared to the three months ended January 31, 2025 was primarily due to the increase in North American Motorized net sales, and the primary reasons for the increase in percentage were the decreases in both the cost of products sold and selling, general and administrative expense percentages noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended January 31, 2026 compared to the three months ended January 31, 2025:

	Three Months Ended January 31, 2026	% of Segment Net Sales	Three Months Ended January 31, 2025	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$391,940	57.3	$335,646	54.8	$56,294	16.8
Campervan	188,257	27.5	165,964	27.1	22,293	13.4
Caravan	34,275	5.0	42,180	6.9	(7,905)	(18.7)
Other	70,000	10.2	68,675	11.2	1,325	1.9
Total European	$684,472	100.0	$612,465	100.0	$72,007	11.8

	Three Months Ended January 31, 2026	% of Segment Shipments	Three Months Ended January 31, 2025	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	4,767	50.4	4,471	47.4	296	6.6
Campervan	3,247	34.3	3,138	33.2	109	3.5
Caravan	1,451	15.3	1,833	19.4	(382)	(20.8)
Total European	9,465	100.0	9,442	100.0	23	0.2

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change
European
Motorcaravan	11.4	(1.2)	10.2
Campervan	11.4	(1.5)	9.9
Caravan	11.4	(9.3)	2.1
Total European	11.4	0.2	11.6

The increase in total European Recreational Vehicle net sales of 11.8% compared to the prior-year quarter resulted from a 0.2% increase in unit shipments and an 11.6% increase in the overall net price per unit due to the total combined impact of changes in foreign currency, product mix and selling prices. The increase in European Recreational Vehicle net sales of $72,007 includes an increase of $69,424, or 11.4% of the 11.8% increase, due to the increase in foreign currency exchange rates compared to the prior-year quarter. According to the most recently published statistics from the European Caravan Federation, our combined European market share for the three months ended December 31, 2025 and 2024 was approximately 20.3% and 22.0%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The overall net price per unit increase of 11.6% includes an 11.4% increase due to the impact of foreign currency exchange rate changes and a 0.2% constant-currency increase due to the combined impact of product mix and price, primarily due to the slightly higher concentration of Motorcaravan sales in the current-year quarter.

The constant-currency decrease in the overall net price per unit within the Motorcaravan product line of 1.2% was primarily due to a higher concentration of sales of lower-priced entry level and special-edition motorcaravan products in the current-year quarter. The constant-currency decrease in the overall net price per unit within the Campervan product line of 1.5% was primarily due to the current-year quarter including a lower concentration of Campervan units with a purchased chassis that is included in the unit sales price as opposed to units with a customer-supplied chassis that is not included in the unit sales price. The constant-currency decrease in the Caravan product line of 9.3% was primarily due to increased sales discounting.

European Recreational Vehicle cost of products sold increased $77,807 to $609,343, or 89.0% of European Recreational Vehicle net sales, for the three months ended January 31, 2026 compared to $531,536, or 86.8% of European Recreational Vehicle net sales, for the three months ended January 31, 2025. The changes in material, labor, freight-out and warranty costs comprised $70,247 of the $77,807 increase primarily due to the increased net sales and the increased material costs noted below. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales increased to 76.1% for the three months ended January 31, 2026 compared to 73.6% for the three months ended January 31, 2025, primarily due to an increase in the material cost percentage as a result of the combined unfavorable impacts of increased chassis costs and a higher concentration of sales of entry-level and special-edition motorcaravan products, both of which generally have higher material cost percentages. The warranty cost percentage also increased.

Total manufacturing overhead increased $7,560 with the increase in sales but decreased slightly as a percentage of European Recreational Vehicle net sales from 13.2% to 12.9% as the increase in net sales levels resulted in lower overhead costs per unit sold.

The decrease in European Recreational Vehicle gross profit of $5,800 for the three months ended January 31, 2026 compared to the three months ended January 31, 2025 and the decrease in the gross profit percentage were both due to the increase in the cost of products sold noted above.

European Recreational Vehicle selling, general and administrative expenses increased $11,251 for the three months ended January 31, 2026 compared to the three months ended January 31, 2025, primarily due to a total of $4,818 in employee separation costs related to strategic fiscal year 2026 plant reorganization initiatives. In addition, sales wages and benefits increased $1,937 in correlation with the increase in European Recreational Vehicle net sales and professional fees and related RV repurchase costs also increased $1,922. The increase in the overall selling, general and administrative expense as a percentage of European Recreational Vehicle net sales is primarily due to the increased costs noted above.

The decrease in European Recreational Vehicle income (loss) before income taxes of $14,518 for the three months ended January 31, 2026 compared to the three months ended January 31, 2025 was primarily due to the impact of the increases in cost of products sold and selling, general and administrative expenses as noted above, and the primary reason for the decrease in percentage was the increase in both of those cost percentages as noted above.

Six Months Ended January 31, 2026 Compared to the Six Months Ended January 31, 2025

NET SALES:	Six Months Ended January 31, 2026	Six Months Ended January 31, 2025	Change Amount	% Change
Recreational vehicles
North American Towable	$1,607,575	$1,727,044	$(119,469)	(6.9)
North American Motorized	1,238,167	951,506	286,661	30.1
Total North America	2,845,742	2,678,550	167,192	6.2
European	1,339,951	1,217,368	122,583	10.1
Total recreational vehicles	4,185,693	3,895,918	289,775	7.4
Other	482,721	379,164	103,557	27.3
Intercompany eliminations	(153,435)	(114,191)	(39,244)	(34.4)
Total	$4,514,979	$4,160,891	$354,088	8.5

# OF UNITS:
Recreational vehicles
North American Towable	47,384	58,031	(10,647)	(18.3)
North American Motorized	9,474	7,267	2,207	30.4
Total North America	56,858	65,298	(8,440)	(12.9)
European	18,188	18,077	111	0.6
Total	75,046	83,375	(8,329)	(10.0)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$194,493	12.1	$204,083	11.8	$(9,590)	(4.7)
North American Motorized	126,262	10.2	77,468	8.1	48,794	63.0
Total North America	320,755	11.3	281,551	10.5	39,204	13.9
European	152,943	11.4	173,577	14.3	(20,634)	(11.9)
Total recreational vehicles	473,698	11.3	455,128	11.7	18,570	4.1
Other, net	98,530	20.4	71,511	18.9	27,019	37.8
Total	$572,228	12.7	$526,639	12.7	$45,589	8.7

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$114,437	7.1	$123,636	7.2	$(9,199)	(7.4)
North American Motorized	66,747	5.4	57,400	6.0	9,347	16.3
Total North America	181,184	6.4	181,036	6.8	148	0.1
European	170,528	12.7	147,023	12.1	23,505	16.0
Total recreational vehicles	351,712	8.4	328,059	8.4	23,653	7.2
Other, net	43,956	9.1	38,894	10.3	5,062	13.0
Corporate	70,383	—	79,466	—	(9,083)	(11.4)
Total	$466,051	10.3	$446,419	10.7	$19,632	4.4

INCOME (LOSS) BEFORE INCOME TAXES:	Six Months Ended January 31, 2026	% of Segment Net Sales	Six Months Ended January 31, 2025	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$77,666	4.8	$74,973	4.3	$2,693	3.6
North American Motorized	54,053	4.4	13,379	1.4	40,674	304.0
Total North America	131,719	4.6	88,352	3.3	43,367	49.1
European	(38,946)	(2.9)	3,387	0.3	(42,333)	n/m
Total recreational vehicles	92,773	2.2	91,739	2.4	1,034	1.1
Other, net	38,139	7.9	13,042	3.4	25,097	192.4
Corporate	(77,432)	—	(107,537)	—	30,105	28.0
Total	$53,480	1.2	$(2,756)	(0.1)	$56,236	n/m

CONSOLIDATED

Consolidated net sales for the six months ended January 31, 2026 increased $354,088, or 8.5%, compared to the six months ended January 31, 2025. Approximately 29.7% of the Company’s consolidated net sales for the six months ended January 31, 2026 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The $354,088 increase in consolidated net sales included an increase of $106,921 from the change in foreign currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative periods.

Consolidated gross profit for the six months ended January 31, 2026 increased $45,589 compared to the six months ended January 31, 2025. Consolidated gross profit was 12.7% of consolidated net sales for both the six months ended January 31, 2026 and the six months ended January 31, 2025. The increase in consolidated gross profit was primarily due to the impact of the increase in consolidated net sales in the current-year period compared to the prior-year period while the gross profit percentage remained unchanged.

Selling, general and administrative expenses for the six months ended January 31, 2026 increased $19,632, or 4.4%, compared to the six months ended January 31, 2025. This increase included the impact of the 8.5% increase in consolidated net sales and the increase in income before income taxes, which resulted in higher combined commissions and other incentive compensation costs and sales-related travel, advertising and promotional costs also increased in correlation with the sales increase.

The increase in Other income, net of $18,197 for the six months ended January 31, 2026 as compared to the six months ended January 31, 2025 includes an increase of $10,647 in gains on the dispositions of property, plant and equipment compared to the prior-year period, primarily within the North American Towable segment, the favorable change in consolidated foreign currency gains of $5,724 between the two periods, and the $3,356 favorable change in Corporate as discussed below relative to the fair value of the Company's deferred compensation plan assets due to market value fluctuations between the two periods. In addition, there was a favorable improvement in the operating results of our equity investments of $3,440. These favorable changes were partially offset by an impairment charge of $7,822 taken in the current-year period on certain North American Towable assets held for sale.

The increase of $56,236 in income before income taxes for the six months ended January 31, 2026 compared to the six months ended January 31, 2025 was primarily driven by the impact of the increase in consolidated net sales and the increase in other income, net noted above.

The overall effective income tax rate for the six months ended January 31, 2026 was 29.3% compared with (43.7)% for the six months ended January 31, 2025. The year-over-year change is a result of the jurisdictional mix of earnings between foreign and domestic operations, inclusive of the non-deductible foreign exchange losses not subject to taxation in the six months ended January 31, 2025, which had a greater percentage impact on the effective income tax rate. The rate for the six months ending January 31, 2026 was negatively impacted by certain losses in foreign jurisdictions without an associated tax benefit and changes in statutory tax rates in certain foreign jurisdictions. This negative impact was partially offset by foreign exchange gains not subject to taxation in the six months ending January 31, 2026.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in consolidated selling, general and administrative expenses decreased $9,083 for the six months ended January 31, 2026 compared to the six months ended January 31, 2025. The decrease included a decrease in compensation costs of $15,860, primarily due to employee separation costs related to certain headcount reductions in the prior-year period, and a decrease in research and development costs of $4,941. These decreases were partially offset by an increase in deferred compensation expense of $3,152 due to market value fluctuations between the two periods, which was primarily offset by the increase in other income related to the deferred compensation plan assets noted below. In addition, there were increases of $3,923 in certain dealer promotional costs and $1,750 in costs related to our standby repurchase obligations reserve due primarily to a favorable adjustment in the prior-year period. Incentive compensation also increased $1,850 due to the increase in income before income taxes compared to the prior-year period.

Net expense from Corporate interest and other income and expense decreased $21,022 for the six months ended January 31, 2026 compared to the six months ended January 31, 2025. Net interest expense decreased by $7,434 primarily due to lower overall average outstanding debt balances and lower overall interest rates and the recorded operating results of our equity investments, as discussed in Note 8 to the Condensed Consolidated Financial Statements, improved by $3,440 in the current-year period as compared to the prior-year period. In addition, there was a favorable change of $3,356 in the fair value of the Company’s deferred compensation assets and a favorable change of $5,447 related to non-cash foreign currency gains on certain Euro-denominated loans between the two periods.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2026 compared to the six months ended January 31, 2025:

	Six Months Ended January 31, 2026	% of Segment Net Sales	Six Months Ended January 31, 2025	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$909,600	56.6	$1,121,315	64.9	$(211,715)	(18.9)
Fifth Wheels	697,975	43.4	605,729	35.1	92,246	15.2
Total North American Towable	$1,607,575	100.0	$1,727,044	100.0	$(119,469)	(6.9)

	Six Months Ended January 31, 2026	% of Segment Shipments	Six Months Ended January 31, 2025	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	36,516	77.1	48,598	83.7	(12,082)	(24.9)
Fifth Wheels	10,868	22.9	9,433	16.3	1,435	15.2
Total North American Towable	47,384	100.0	58,031	100.0	(10,647)	(18.3)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towable
Travel Trailers						6.0
Fifth Wheels						—
Total North American Towable						11.4

The decrease in total North American Towable net sales of 6.9% compared to the prior-year period resulted from a 18.3% decrease in unit shipments and a 11.4% increase in the overall net price per unit due to the combined impact of changes in product mix and price. The decrease in unit shipments was primarily due to lower demand for the lower-cost travel trailer units relative to the prior-year period, as travel trailer unit shipments decreased 24.9% from the prior-year period. According to statistics published by RVIA, for the six months ended January 31, 2026, combined North American travel trailer and fifth wheel wholesale unit shipments decreased 5.1% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the six-month periods ended December 31, 2025 and 2024, our North American market share for travel trailers and fifth wheels combined was 38.0% and 37.7%, respectively. Comparisons of Company shipments to industry shipments on an interim basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the travel trailer product line of 6.0% was primarily due to current product mix changes compared to the prior-year period. The increase in the overall net selling price in the North American Towable segment of 11.4% was primarily due to the greater percentage of sales of the higher-priced fifth wheel units as compared to travel trailer units in the current-year period.

North American Towable cost of products sold decreased $109,879 to $1,413,082, or 87.9% of North American Towable net sales, for the six months ended January 31, 2026 compared to $1,522,961, or 88.2% of North American Towable net sales, for the six months ended January 31, 2025. Changes in material, labor, freight-out and warranty costs comprised $99,816 of the $109,879 decrease in cost of products sold primarily due to the decrease in North American Towable net sales. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales were 79.2% for the six months ended January 31, 2026 compared to 79.5% for the six months ended January 31, 2025, with the slight decrease primarily due to a decrease in the warranty cost percentage being mostly offset by an increase in the material cost percentage.

Total manufacturing overhead decreased $10,063 in correlation with the decrease in net sales and employee cost savings from the towable organizational restructuring initiatives implemented since the prior-year period, but remained the same as a percentage of North American Towable net sales at 8.7% as the decreased net sales levels offset the decrease in overhead costs.

The decrease of $9,590 in North American Towable gross profit for the six months ended January 31, 2026 compared to the six months ended January 31, 2025 was driven by the decrease in North American Towable net sales while the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

The decrease of $9,199 in North American Towable selling, general and administrative expenses for the six months ended January 31, 2026 compared to the six months ended January 31, 2025 was primarily due to a decrease of $7,880 in sales commissions and other employee compensation due to the decrease in North American Towable net sales and cost savings from the towable organizational restructuring initiatives. Incentive compensation also decreased $2,608. These decreases were partially offset by an increase in sales-related travel, advertising and promotional costs of $3,637. The overall selling, general and administrative expense as a percentage of North American Towable net sales decreased 0.1% due to these cost savings.

The increase of $2,693 in North American Towable income before income taxes for the six months ended January 31, 2026 compared to the six months ended January 31, 2025 was primarily due to the decrease in North American Towable gross profit being mostly offset by the reduction in selling, general and administrative expenses noted above, while other income increased $2,060. The North American Towable income before income taxes as a percentage of North American Towable net sales increased primarily due to the decrease in the cost of products sold percentage of net sales.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2026 compared to the six months ended January 31, 2025:

	Six Months Ended January 31, 2026	% of Segment Net Sales	Six Months Ended January 31, 2025	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$359,044	29.0	$304,585	32.0	$54,459	17.9
Class C	626,409	50.6	438,280	46.1	188,129	42.9
Class B	252,714	20.4	208,641	21.9	44,073	21.1
Total North American Motorized	$1,238,167	100.0	$951,506	100.0	$286,661	30.1

	Six Months Ended January 31, 2026	% of Segment Shipments	Six Months Ended January 31, 2025	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	1,723	18.2	1,603	22.1	120	7.5
Class C	5,628	59.4	3,947	54.3	1,681	42.6
Class B	2,123	22.4	1,717	23.6	406	23.6
Total North American Motorized	9,474	100.0	7,267	100.0	2,207	30.4

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						10.4
Class C						0.3
Class B						(2.5)
Total North American Motorized						(0.3)

The increase in total North American Motorized net sales of 30.1% compared to the prior-year period resulted from a 30.4% increase in unit shipments and a 0.3% decrease in the overall net price per unit due to the combined impact of changes in product mix and price. The increase in unit shipments was primarily due to an increase in current dealer and consumer demand in comparison with the demand in the prior-year period. According to statistics published by RVIA, for the six months ended January 31, 2026, combined North American motorhome wholesale unit shipments increased 10.2% compared to the same period last year. According to statistics published by Stat Surveys, for the six-month periods ended December 31, 2025 and 2024, our North American market share for motorhomes was 46.6% and 47.0%, respectively. Comparisons of Company shipments to industry shipments on an interim basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 10.4% was primarily due to a higher concentration of sales of the generally higher-priced diesel units as opposed to the more moderately-priced gas units in the current-year period compared to the prior-year period. The slight increase in the overall net price per unit within the Class C product line of 0.3% was primarily due to product mix changes, and the Class B product line decrease of 2.5% was primarily due to product mix changes towards more moderately-priced units compared to the prior-year period.

North American Motorized cost of products sold increased $237,867 to $1,111,905, or 89.8% of North American Motorized net sales, for the six months ended January 31, 2026 compared to $874,038, or 91.9% of North American Motorized net sales, for the six months ended January 31, 2025. The changes in material, labor, freight-out and warranty costs comprised $229,206 of the $237,867 decrease primarily due to the increased net sales volume. Material, labor, freight-out and warranty costs as a combined percentage of North American Motorized net sales decreased to 83.7% for the six months ended January 31, 2026 compared to 84.8% for the six months ended January 31, 2025, with the decrease primarily due to decreases in both the direct labor and warranty cost percentages.

Total manufacturing overhead increased $8,661 in correlation with the increase in net sales but decreased as a percentage of North American Motorized net sales from 7.1% to 6.1% as the increase in net sales levels resulted in lower overhead costs per unit sold.

The increase of $48,794 in North American Motorized gross profit for the six months ended January 31, 2026 compared to the six months ended January 31, 2025 was driven by the increase in North American Motorized net sales, and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

The increase of $9,347 in North American Motorized selling, general and administrative expenses for the six months ended January 31, 2026 compared to the six months ended January 31, 2025 was primarily due to the increases in North American Motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $6,888. The decrease in the overall selling, general and administrative expense as a percentage of North American Motorized net sales was primarily due to the increase in North American Motorized net sales.

The increase of $40,674 in North American Motorized income before income taxes for the six months ended January 31, 2026 compared to the six months ended January 31, 2025 was primarily due to the increase in North American Motorized net sales, and the primary reasons for the increase in percentage were the decreases in both the cost of products sold and selling, general and administrative percentages noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the six months ended January 31, 2026 compared to the six months ended January 31, 2025:

	Six Months Ended January 31, 2026	% of Segment Net Sales	Six Months Ended January 31, 2025	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$747,247	55.8	$653,862	53.7	$93,385	14.3
Campervan	370,567	27.7	339,180	27.9	31,387	9.3
Caravan	61,978	4.6	75,251	6.2	(13,273)	(17.6)
Other	160,159	11.9	149,075	12.2	11,084	7.4
Total European	$1,339,951	100.0	$1,217,368	100.0	$122,583	10.1

	Six Months Ended January 31, 2026	% of Segment Shipments	Six Months Ended January 31, 2025	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	9,146	50.3	8,604	47.6	542	6.3
Campervan	6,480	35.6	6,316	34.9	164	2.6
Caravan	2,562	14.1	3,157	17.5	(595)	(18.8)
Total European	18,188	100.0	18,077	100.0	111	0.6

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change
European
Motorcaravan	8.8	(0.8)	8.0
Campervan	8.8	(2.1)	6.7
Caravan	8.8	(7.6)	1.2
Total European	8.8	0.7	9.5

The increase in total European Recreational Vehicle net sales of 10.1% compared to the prior-year period resulted from an increase of 0.6% in unit shipments and a 9.5% increase in the overall net price per unit due to the total combined impact of changes in foreign currency, product mix and price. The increase in European Recreational Vehicle net sales of $122,583 includes an increase of $106,921, or 8.8% of the 10.1% increase, due to the increase in foreign currency exchange rates since the prior-year period. According to the most recently published statistics from the European Caravan Federation, our combined European market share for the six-month periods ended December 31, 2025 and 2024 was approximately 22.7% and 22.5%, respectively. Comparisons of Company shipments to industry shipments on an interim basis would not necessarily be indicative of the results expected for a full fiscal year.

The overall net price per unit increase of 9.5% included an 8.8% increase due to the impact of foreign currency exchange rate changes and a constant-currency increase of 0.7% due to the combined impact of product mix and selling prices, primarily due to the slightly higher concentration of Motorcaravan sales in the current-year period compared to the prior-year period.

The constant-currency decreases in the Motorcaravan product line of 0.8%, the Caravan product line of 7.6% and the Campervan product line of 2.1% were primarily due to product mix, along with a higher concentration of lower-priced entry level and special-edition motorcaravan products in the current-year period.

European Recreational Vehicle cost of products sold increased $143,217 to $1,187,008, or 88.6% of European Recreational Vehicle net sales, for the six months ended January 31, 2026 compared to $1,043,791, or 85.7% of European Recreational Vehicle net sales, for the six months ended January 31, 2025. The changes in material, labor, freight-out and warranty costs comprised $129,329 of the $143,217 increase primarily due to the increased net sales and the increased material costs noted below. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales increased to 75.5% for the six months ended January 31, 2026 compared to 72.4% for the six months ended January 31, 2025, primarily due to an increase in the material cost percentage as a result of the combined unfavorable impacts of increased chassis costs and a higher concentration of sales of entry-level and special-edition motorcaravan products, both of which have generally higher material cost percentages. The warranty cost percentage also increased.

Total manufacturing overhead increased by $13,888 primarily due to the increase in European Recreational Vehicle net sales but decreased as a percentage of European Recreational Vehicle net sales from 13.3% to 13.1% as the sales increase resulted in lower overhead costs per unit sold.

The decrease of $20,634 in European Recreational Vehicle gross profit for the six months ended January 31, 2026 compared to the six months ended January 31, 2025 and the decrease in the gross profit percentage were both due to the increase in cost of sales noted above.

The increase of $23,505 in European Recreational Vehicle selling, general and administrative expenses for the six months ended January 31, 2026 compared to the six months ended January 31, 2025 was primarily due to $11,520 in employee separation costs related to strategic fiscal year 2026 plant reorganization initiatives. In addition, sales wages and benefits increased $3,215 in correlation with the increase in European Recreational Vehicle net sales and professional fees and related RV repurchase costs also increased $2,430. The increase in the overall selling, general and administrative expense as a percentage of European Recreational Vehicle net sales is also primarily due to the employee separation costs noted above.

The decrease of $42,333 in European Recreational Vehicle income (loss) before income taxes for the six months ended January 31, 2026 compared to the six months ended January 31, 2025 was primarily due to the increase in cost of products sold and selling, general and administrative expenses as noted above, and the primary reason for the decrease in the percentage was the increase in both of these cost percentages.

Liquidity and Capital Resources

As of January 31, 2026, we had $242,176 in cash and cash equivalents, of which $133,223 was held in the U.S. and the equivalent of $108,953, predominantly in Euros, was held in Europe, compared to $586,596 in cash and cash equivalents on July 31, 2025, of which $412,088 was held in the U.S. and the equivalent of $174,508, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of the $344,420 decrease in cash and cash equivalents are described in more detail below, but the decrease was primarily attributable to cash used in operating activities of $157,108, cash used in investing activities of $31,210 and cash used in financing activities of $149,455.

Net working capital at January 31, 2026 was $1,176,220 compared to $1,193,279 at July 31, 2025. Capital cash expenditures of $60,019 for the six months ended January 31, 2026 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. In addition, the unused availability under our revolving asset-based credit facility is generally available to the Company for general operating purposes and approximated $998,000 at January 31, 2026. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

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

Our current estimate of committed and internally approved capital spend for the remainder of fiscal 2026 is approximately 150,000, primarily for certain building projects and certain automation projects, as well as replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business. We anticipate approximately two-thirds will be in North America and one-third in Europe, and that these expenditures will be funded by cash provided by our operating activities.

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

Operating Activities

Net cash used in operating activities for the six months ended January 31, 2026 was $157,108 as compared to net cash provided by operating activities of $61,582 for the six months ended January 31, 2025.

For the six months ended January 31, 2026, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $181,854 of operating cash. The change in net working capital resulted in a net use of $338,962 of operating cash during that period, primarily due to North American increases in inventory to support current demand, including increased chassis levels to support the increase in North American motorized demand and a seasonal increase in RV finished goods heading into the spring selling season. In addition, income tax payments during the period exceeded the income tax provision for the period and incentive compensation payables also decreased due to lower income before income taxes.

For the six months ended January 31, 2025, net loss adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $152,565 of operating cash. The change in working capital resulted in the net use of $90,983 of operating cash during that period, primarily due to a decrease in certain accrued liabilities as a result of the reduction in sales and production when compared to the prior-year period.

Investing Activities

Net cash used in investing activities for the six months ended January 31, 2026 was $31,210, primarily due to capital expenditures of $60,019 partially offset by proceeds from the dispositions of property, plant and equipment of $28,895.

Net cash used in investing activities for the six months ended January 31, 2025 was $34,463, primarily due to capital expenditures of $51,538 partially offset by proceeds from the dispositions of property, plant and equipment of $21,209.

Financing Activities

Net cash used in financing activities for the six months ended January 31, 2026 was $149,455, primarily for payments on the term-loan credit facilities of $56,264, regular quarterly dividend payments of $0.52 per share for each of the first two quarters of fiscal 2026 totaling $54,827 and $30,280 used for treasury share repurchases.

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

The Company also holds $339,538 of debt denominated in Euros at January 31, 2026. A hypothetical 10% change in the Euro/U.S. dollar exchange rate would change our January 31, 2026 debt balance by approximately $33,954.

INTEREST RATE RISK – Based on our assumption of the Company’s floating-rate debt levels over the next 12 months, a one-percentage-point increase in interest rates (approximately 19.8% of our weighted-average interest rate at January 31, 2026) would result in an estimated $3,699 reduction in income before income taxes over a one-year period.

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

During the quarter ended January 31, 2026, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2026, the Company used $25,233 to purchase shares of common stock under its share repurchase authorization. The Company’s total remaining authorizations for common stock repurchases was $349,020 at January 31, 2026.

A summary of the Company’s share repurchases during the three months ended January 31, 2026 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
11/1/25 – 11/30/25	—	$—	—	$374,253
12/1/25 – 12/31/25	242,731	$103.95	242,731	$349,020
1/1/26 – 1/31/26	—	$—	—	$349,020
	242,731		242,731

(1)On June 23, 2025, the Company announced that its Board of Directors had authorized the Company's management to utilize up to $400,000 to purchase shares of the Company's common stock through July 31, 2027. Under the repurchase authorization, the Company is authorized to repurchase, on a discretionary basis and from time-to-time, outstanding shares of its common stock in the open market, in privately negotiated transactions or by other means, including pursuant to a repurchase plan administered in accordance with Rule 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of share repurchases will be determined at the discretion of the Company’s management team based upon the market price of the stock, management’s evaluation of general market and economic conditions, cash availability and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under this program.

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

On January 15, 2026, our Chief Financial Officer, Colleen Zuhl, adopted a Rule 10b5-1 trading arrangement (providing for the sale of up to 9,917 shares of Company common stock) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mrs. Zuhl’s Rule 10b5-1 trading arrangement provides for a mandatory cooling-off period as required by Rule 10b5-1 and is scheduled to expire on January 15, 2027 or such earlier date as of which all of the shares covered by the arrangement have been sold. As of January 31, 2026, Mrs. Zuhl held 110,497 shares of Company common stock not subject to trading under her Rule 10b5-1 trading arrangement.

On January 23, 2026, our Chief Executive Officer, Robert Martin, adopted a Rule 10b5-1 trading arrangement (providing for the sale of up to 50,033 shares of Company common stock) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Martin’s 10b5-1 trading arrangement provides for a mandatory cooling-off period as required by Rule 10b5-1 and is scheduled to expire on April 23, 2027 or such earlier date as of which all of the shares covered by the arrangement have been sold. As of January 31, 2026, Mr. Martin held 291,091 shares of Company common stock not subject to trading under his Rule 10b5-1 trading arrangement.

Except as described above, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended January 31, 2026.

ITEM 6. EXHIBITS

Exhibit	Description
3.1
Thor Industries, Inc. Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2018)

3.2	Thor Industries, Inc. Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2018)
10.1	THOR Industries, Inc. Amended and Restated Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on December 18, 2025)
31.1	Chief Executive Officer’s Rule 13a-14(a) Certification
31.2	Chief Financial Officer’s Rule 13a-14(a) Certification
32.1	Chief Executive Officer’s Section 1350 Certification
32.2	Chief Financial Officer’s Section 1350 Certification
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

Attached as Exhibits 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2026 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	March 3, 2026	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	March 3, 2026	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer