Form 10-Q
period 2026-04-30
THOR INDUSTRIES INC
filed 2026-06-03
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2026.
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____.
COMMISSION FILE NUMBER 001-09235

THOR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-0768752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2900 Independence Court, Elkhart, IN	46514-8155
(Address of principal executive offices)	(Zip Code)

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
Yes    ☐    No    ☑
As of May 29, 2026, 52,057,373 shares of the registrant’s common stock, par value $0.10 per share, were outstanding.

PART I – FINANCIAL INFORMATION (Unless otherwise indicated, amounts in thousands except share and per share data.)
ITEM 1. FINANCIAL STATEMENTS

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30, 2026	July 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$371,946	$586,596
Accounts receivable, trade, net	707,046	541,713
Accounts receivable, other, net	172,235	165,650
Inventories, net	1,530,715	1,351,796
Prepaid income taxes, expenses and other	104,620	132,220
Total current assets	2,886,562	2,777,975
Property, plant and equipment, net	1,322,270	1,315,728
Other assets:
Goodwill	1,874,114	1,841,118
Amortizable intangible assets, net	682,107	758,758
Deferred income tax assets, net	17,774	35,668
Equity investments	143,353	136,784
Other	228,595	199,253
Total other assets	2,945,943	2,971,581
TOTAL ASSETS	$7,154,775	$7,065,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$863,804	$738,143
Current portion of long-term debt	2,867	3,367
Short-term financial obligations	67,370	60,112
Accrued liabilities:
Compensation and related items	166,462	178,259
Product warranties	281,627	291,130
Income and other taxes	50,067	59,392
Promotions and rebates	170,943	162,477
Product, property and related liabilities	23,675	18,634
Other	64,232	73,182
Total current liabilities	1,691,047	1,584,696
Long-term debt, net	871,444	919,612
Deferred income tax liabilities, net	46,517	54,404
Unrecognized tax benefits	12,300	12,175
Other liabilities	220,992	204,845
Total long-term liabilities	1,151,253	1,191,036
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock – authorized 1,000,000 shares; none outstanding	—	—
Common stock – par value of $.10 per share; authorized 250,000,000 shares; issued 67,659,100 and 67,282,807 shares, respectively	6,766	6,728
Additional paid-in capital	633,576	608,481
Retained earnings	4,461,968	4,407,163
Accumulated other comprehensive income, net of tax	49,739	10,390
Less: Treasury shares of 15,601,727 and 14,649,597, respectively, at cost	(837,687)	(744,264)
Stockholders’ equity attributable to THOR Industries, Inc.	4,314,362	4,288,498
Non-controlling interests	(1,887)	1,054
Total stockholders’ equity	4,312,475	4,289,552
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,154,775	$7,065,284

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Net sales	$2,781,538	$2,894,816	$7,296,517	$7,055,707
Cost of products sold	2,426,768	2,451,697	6,369,519	6,085,949
Gross profit	354,770	443,119	926,998	969,758
Selling, general and administrative expenses	230,929	238,273	696,980	684,692
Amortization of intangible assets	27,818	29,604	83,543	88,670
Interest expense, net	9,655	11,205	28,092	38,383
Other income (expense), net	47,105	(8,457)	68,570	(5,189)
Income before income taxes	133,473	155,580	186,953	152,824
Income tax provision	37,935	21,652	53,605	22,858
Net income	95,538	133,928	133,348	129,966
Less: Net loss attributable to non-controlling interests	(1,691)	(1,257)	(3,353)	(2,836)
Net income attributable to THOR Industries, Inc.	$97,229	$135,185	$136,701	$132,802

Weighted-average common shares outstanding:
Basic	52,240,856	53,203,568	52,548,586	53,128,112
Diluted	52,399,684	53,433,493	52,743,174	53,439,096

Earnings per common share:
Basic	$1.86	$2.54	$2.60	$2.50
Diluted	$1.86	$2.53	$2.59	$2.49

Comprehensive income (loss):
Net income	$95,538	$133,928	$133,348	$129,966
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax	(34,280)	155,497	39,698	87,958
Other income (loss), net of tax	(1)	—	63	—
Total other comprehensive income (loss), net of tax	(34,281)	155,497	39,761	87,958
Total Comprehensive income	61,257	289,425	173,109	217,924
Less: Comprehensive (loss) attributable to non-controlling interests	(1,325)	(1,315)	(2,941)	(6,219)
Comprehensive income attributable to THOR Industries, Inc.	$62,582	$290,740	$176,050	$224,143

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended April 30,
	2026	2025
Cash flows from operating activities:
Net income	$133,348	$129,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,320	111,158
Amortization of intangible assets	83,543	88,670
Amortization of debt issuance costs	3,113	4,847
Deferred income tax expense (benefit)	10,087	(5,830)
Gain on disposition of property, plant and equipment	(36,606)	(1,797)
Stock-based compensation expense	25,599	26,798
Changes in assets and liabilities:
Accounts receivable	(165,833)	(144,989)
Inventories	(172,203)	21,950
Prepaid income taxes, expenses and other	(25,505)	(19,827)
Accounts payable	113,456	146,050
Accrued liabilities and other	(16,859)	(43,989)
Long-term liabilities and other	11,586	6,242
Net cash provided by operating activities	77,046	319,249
Cash flows from investing activities:
Purchases of property, plant and equipment	(98,136)	(85,050)
Proceeds from dispositions of property, plant and equipment	65,875	22,093
Business acquisitions, net of cash acquired	(9,250)	—
Other	(19,726)	(4,385)
Net cash used in investing activities	(61,237)	(67,342)
Cash flows from financing activities:
Payments on term-loan credit facilities	(56,264)	(110,000)
Borrowings on revolving asset-based credit facilities	23,216	—
Payments on revolving asset-based credit facilities	(23,174)	—
Payments on other debt	(2,719)	(29,167)
Cash dividends paid	(81,896)	(79,755)
Payments on finance lease obligations	(713)	(629)
Purchases of treasury shares	(80,780)	(1,725)
Payments related to vesting of stock-based awards	(12,643)	(14,300)
Short-term financial obligations and other, net	5,900	(8,514)
Net cash used in financing activities	(229,073)	(244,090)
Effect of exchange rate changes on cash and cash equivalents	(1,386)	(812)
Net increase (decrease) in cash and cash equivalents	(214,650)	7,005
Cash and cash equivalents, beginning of period	586,596	501,316
Cash and cash equivalents, end of period	$371,946	$508,321

Supplemental cash flow information:
Income taxes paid	$62,013	$84,768
Interest paid	$38,003	$50,679
Non-cash investing transactions:
Capital expenditures in accounts payable	$6,393	$4,898

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2026 AND 2025 (UNAUDITED)

	Three Months Ended April 30, 2026
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	to THOR	Interests	Equity
Balance at February 1, 2026	67,659,100	$6,766	$627,502	$4,391,808	$84,386	15,063,167	$(787,187)	$4,323,275	$(562)	$4,322,713
Net income (loss)	—	—	—	97,229	—	—	—	97,229	(1,691)	95,538
Purchases of treasury shares	—	—	—	—	—	538,560	(50,500)	(50,500)	—	(50,500)
Restricted stock unit activity	—	—	(628)	—	—	—	—	(628)	—	(628)
Dividends $0.52 per common share	—	—	—	(27,069)	—	—	—	(27,069)	—	(27,069)
Stock-based compensation expense	—	—	6,702	—	—	—	—	6,702	—	6,702
Other comprehensive income (loss)	—	—	—	—	(34,647)	—	—	(34,647)	366	(34,281)
Balance at April 30, 2026	67,659,100	$6,766	$633,576	$4,461,968	$49,739	15,601,727	$(837,687)	$4,314,362	$(1,887)	$4,312,475

	Nine Months Ended April 30, 2026
					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2025	67,282,807	$6,728	$608,481	$4,407,163	$10,390	14,649,597	$(744,264)	$4,288,498	$1,054	$4,289,552
Net income (loss)	—	—	—	136,701	—	—	—	136,701	(3,353)	133,348
Purchases of treasury shares	—	—	—	—	—	831,526	(80,780)	(80,780)	—	(80,780)
Restricted stock unit activity	376,293	38	(504)	—	—	120,604	(12,643)	(13,109)	—	(13,109)
Dividends $1.56 per common share	—	—	—	(81,896)	—	—	—	(81,896)	—	(81,896)
Stock-based compensation expense	—	—	25,599	—	—	—	—	25,599	—	25,599
Other comprehensive income	—	—	—	—	39,349	—	—	39,349	412	39,761
Balance at April 30, 2026	67,659,100	$6,766	$633,576	$4,461,968	$49,739	15,601,727	$(837,687)	$4,314,362	$(1,887)	$4,312,475

See Notes to the Condensed Consolidated Financial Statements.

THOR INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2026 AND 2025 (UNAUDITED)

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

The July 31, 2025 amounts are derived from the annual audited financial statements of THOR. The interim financial statements are unaudited. In the opinion of management, all adjustments (which consist of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025. Due to seasonality within the recreational vehicle industry, inflation and shifting consumer demand in our industry, among other factors, annualizing the results of operations for the nine months ended April 30, 2026 would not necessarily be indicative of the results expected for the full fiscal year.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” requiring enhancements and further transparency to certain income tax disclosures. Under this ASU, entities must disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires entities to disclose additional information about income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for financial statements for annual periods beginning after December 15, 2024. This ASU is effective for the Company’s fiscal year 2026 beginning on August 1, 2025, and the Company adopted ASU 2023-09 effective August 1, 2025.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” as updated by ASU 2025-01, “Income Statement — Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” issued in January 2025. This guidance provides updates to qualitative and quantitative disclosure requirements over the disaggregation of relevant expense captions within the income statement to provide more transparency and useful information on expenses within the income statement including tabular presentation of prescribed expense categories such as the purchases of inventory, employee compensation, depreciation, intangible asset amortization, and inclusion of other specific expense, gains and losses required by existing GAAP with reconciliation of disaggregation to the face of the income statement. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The guidance may be applied prospectively or retrospectively. This guidance will be effective for our fiscal year ending July 31, 2028. We are currently evaluating the impact the guidance may have on our consolidated financial statements.

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

Other expense (income), net includes the gains or losses on the sales of fixed assets, foreign currency changes, equity method investment results, market value changes in the Company's deferred compensation plan assets and other stock and warrant investments as well as any other non-operational items.

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

The following tables summarize the Company's financial performance by reportable segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
NET SALES:	2026	2025	2026	2025
Recreational vehicles
North American Towable	$881,778	$1,168,878	$2,489,353	$2,895,922
North American Motorized	717,736	666,686	1,955,903	1,618,192
Total North America	1,599,514	1,835,564	4,445,256	4,514,114
European	987,585	883,542	2,327,536	2,100,910
Total recreational vehicles	2,587,099	2,719,106	6,772,792	6,615,024
Other	276,805	258,427	759,526	637,591
Intercompany eliminations	(82,366)	(82,717)	(235,801)	(196,908)
Total	$2,781,538	$2,894,816	$7,296,517	$7,055,707

	Three Months Ended April 30,		Nine Months Ended April 30,
COST OF PRODUCTS SOLD:	2026	2025	2026	2025
Recreational vehicles
North American Towable	$792,085	$994,561	$2,205,167	$2,517,522
North American Motorized	654,789	596,389	1,766,694	1,470,427
Total North America	1,446,874	1,590,950	3,971,861	3,987,949
European	845,556	740,712	2,032,564	1,784,503
Total recreational vehicles	2,292,430	2,331,662	6,004,425	5,772,452
Other	217,590	201,881	599,772	509,624
Intercompany eliminations	(83,252)	(81,846)	(234,678)	(196,127)
Total	$2,426,768	$2,451,697	$6,369,519	$6,085,949

	Three Months Ended April 30,		Nine Months Ended April 30,
GROSS PROFIT:	2026	2025	2026	2025
Recreational vehicles
North American Towable	$89,693	$174,317	$284,186	$378,400
North American Motorized	62,947	70,297	189,209	147,765
Total North America	152,640	244,614	473,395	526,165
European	142,029	142,830	294,972	316,407
Total recreational vehicles	294,669	387,444	768,367	842,572
Other, net	60,101	55,675	158,631	127,186
Total	$354,770	$443,119	$926,998	$969,758

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Recreational vehicles
North American Towable	$57,019	$73,096	$171,456	$196,732
North American Motorized	34,692	34,332	101,439	91,732
Total North America	91,711	107,428	272,895	288,464
European	74,730	79,937	245,258	226,960
Total recreational vehicles	166,441	187,365	518,153	515,424
Other, net	24,279	21,882	68,235	60,776
Corporate	40,209	29,026	110,592	108,492
Total	$230,929	$238,273	$696,980	$684,692

	Three Months Ended April 30,		Nine Months Ended April 30,
AMORTIZATION EXPENSE:	2026	2025	2026	2025
Recreational vehicles
North American Towable	$3,931	$4,519	$11,945	$13,557
North American Motorized	3,209	3,657	9,627	10,970
Total North America	7,140	8,176	21,572	24,527
European	12,099	11,989	36,234	35,825
Total recreational vehicles	19,239	20,165	57,806	60,352
Other, net	8,579	9,253	25,737	27,760
Corporate	—	186	—	558
Total	$27,818	$29,604	$83,543	$88,670

	Three Months Ended April 30,		Nine Months Ended April 30,
INTEREST EXPENSE (INCOME), NET:	2026	2025	2026	2025
Recreational vehicles
North American Towable	$(2)	$(3)	$(8)	$(9)
North American Motorized	2	(1)	1	(7)
Total North America	—	(4)	(7)	(16)
European	44	508	438	2,173
Total recreational vehicles	44	504	431	2,157
Other, net	33	56	115	181
Corporate	9,578	10,645	27,546	36,045
Total	$9,655	$11,205	$28,092	$38,383

	Three Months Ended April 30,		Nine Months Ended April 30,
OTHER EXPENSE (INCOME), NET:	2026	2025	2026	2025
Recreational vehicles
North American Towable	$(23,938)	$(882)	$(29,556)	$(4,440)
North American Motorized	(305)	(574)	(1,260)	(1,192)
Total North America	(24,243)	(1,456)	(30,816)	(5,632)
European	(1,011)	4,097	(4,179)	1,763
Total recreational vehicles	(25,254)	2,641	(34,995)	(3,869)
Other, net	(301)	(557)	(1,106)	386
Corporate	(21,550)	6,373	(32,469)	8,672
Total	$(47,105)	$8,457	$(68,570)	$5,189

	Three Months Ended April 30,		Nine Months Ended April 30,
INCOME (LOSS) BEFORE INCOME TAXES:	2026	2025	2026	2025
Recreational vehicles
North American Towable	$52,683	$97,587	$130,349	$172,560
North American Motorized	25,349	32,883	79,402	46,262
Total North America	78,032	130,470	209,751	218,822
European	56,167	46,299	17,221	49,686
Total recreational vehicles	134,199	176,769	226,972	268,508
Other, net	27,511	25,041	65,650	38,083
Corporate	(28,237)	(46,230)	(105,669)	(153,767)
Total	$133,473	$155,580	$186,953	$152,824

The following tables provide other supplemental financial information by reportable segment:

TOTAL ASSETS:	April 30, 2026	July 31, 2025
Recreational vehicles
North American Towable	$1,260,437	$1,270,005
North American Motorized	1,132,886	978,762
Total North America	2,393,323	2,248,767
European	3,080,505	2,965,645
Total recreational vehicles	5,473,828	5,214,412
Other	1,097,280	1,018,622
Corporate	583,667	832,250
Total	$7,154,775	$7,065,284

DEPRECIATION AND INTANGIBLE ASSET AMORTIZATION EXPENSE:	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Recreational vehicles
North American Towable	$11,633	$13,207	$35,761	$39,456
North American Motorized	9,384	8,400	25,382	25,677
Total North America	21,017	21,607	61,143	65,133
European	31,995	30,906	97,240	93,474
Total recreational vehicles	53,012	52,513	158,383	158,607
Other	12,221	12,758	36,358	38,630
Corporate	717	902	2,122	2,591
Total	$65,950	$66,173	$196,863	$199,828

	Three Months Ended April 30,		Nine Months Ended April 30,
CAPITAL ACQUISITIONS:	2026	2025	2026	2025
Recreational vehicles
North American Towable	$9,481	$5,252	$23,381	$12,818
North American Motorized	10,472	4,175	22,763	10,027
Total North America	19,953	9,427	46,144	22,845
European	12,223	21,245	31,855	48,286
Total recreational vehicles	32,176	30,672	77,999	71,131
Other	3,271	2,792	13,525	7,977
Corporate	2,143	1,700	8,947	5,411
Total	$37,590	$35,164	$100,471	$84,519

3.    Earnings Per Common Share

The following table reflects the weighted-average common shares used to compute basic and diluted earnings per common share as included on the Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Weighted-average common shares outstanding for basic earnings per share	52,240,856	53,203,568	52,548,586	53,128,112
Unvested restricted and performance stock units	158,828	229,925	194,588	310,984
Weighted-average common shares outstanding assuming dilution	52,399,684	53,433,493	52,743,174	53,439,096

For the three months ended April 30, 2026 and 2025, the Company excluded 58,007 and 134,487 unvested restricted stock units and performance stock units that have an antidilutive effect from its calculation of weighted-average shares outstanding assuming dilution. For the nine months ended April 30, 2026 and 2025, the Company excluded 68,869 and 58,882 unvested restricted stock units and performance stock units that have an antidilutive effect from its calculation of weighted-average shares outstanding assuming dilution.

4.    Derivatives and Hedging

As of April 30, 2026 and July 31, 2025 there were no derivative instruments designated as hedges, except for the net investment hedge discussed below.

Net Investment Hedge

The foreign currency transaction gains and losses on the portion of the Euro-denominated term loan designated and effective as a hedge of the Company’s net investment in its Euro-denominated functional currency subsidiaries are included as a component of the foreign currency translation adjustment. There were losses, net of tax, of $2,558 included in the foreign currency translation adjustment for the three months ended April 30, 2026 and there were losses, net of tax, of $4,169 for the nine months ended April 30, 2026. Losses, net of tax, included in the foreign currency translation adjustments were $2,979 for the three months ended April 30, 2025 and $2,741 for the nine months ended April 30, 2025.

There were no amounts reclassified out of accumulated other comprehensive income pertaining to the net investment hedge during the three and nine-month periods ended April 30, 2026 and April 30, 2025.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $100,806 and a fair value asset of $18,391 as of April 30, 2026. These other derivative instruments had a notional amount totaling approximately $31,820 and a fair value asset of $9,675 as of July 31, 2025. For these derivative instruments, changes in fair value are recognized in earnings.

	Three Months Ended April 30,
	2026			2025
Gain (Loss) on Derivatives Not Designated as Hedging Instruments		Other	Interest		Interest
	Sales	Income, net	Expense	Sales	Expense
Gain (loss) recognized in income, net of tax
Foreign currency forward contracts	$(291)	$—	$—	$(74)	$—
Warrants to purchase shares	—	6,849	—	—	—
Interest rate swap agreements	—	—	74	—	(49)
Total gain (loss)	$(291)	$6,849	$74	$(74)	$(49)

	Nine Months Ended April 30,
	2026			2025
Gain (Loss) on Derivatives Not Designated as Hedging Instruments		Other	Interest		Interest
	Sales	Income, net	Expense	Sales	Expense
Gain (loss) recognized in income, net of tax
Foreign currency forward contracts	$(379)	$66	$—	$(488)	$—
Warrants to purchase shares	—	6,849	—	—	—
Interest rate swap agreements	—	—	97	—	(46)
Total gain (loss)	$(379)	$6,915	$97	$(488)	$(46)

5.    Inventories

Major classifications of inventories are as follows:

	April 30, 2026	July 31, 2025
Finished goods – RV	$253,453	$256,239
Finished goods – other	164,377	127,600
Work in process	331,265	269,279
Raw materials	463,538	409,411
Chassis	472,835	438,079
Subtotal	1,685,468	1,500,608
Excess of FIFO costs over LIFO costs	(154,753)	(148,812)
Total inventories, net	$1,530,715	$1,351,796

Of the $1,685,468 and $1,500,608 of inventories at April 30, 2026 and July 31, 2025, $1,242,868 and $1,089,453, respectively, was valued on the first-in, first-out (“FIFO”) basis, and $442,600 and $411,155, respectively, was valued on the last-in, first-out (“LIFO”) basis.

6.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	April 30, 2026	July 31, 2025
Land	$147,133	$146,250
Buildings and improvements	1,059,269	1,026,240
Machinery and equipment	833,357	794,363
Rental vehicles	135,689	139,824
Lease right-of-use assets – operating	43,306	41,755
Lease right-of-use assets – finance	2,073	4,026
Total cost	2,220,827	2,152,458
Less: Accumulated depreciation	(898,557)	(836,730)
Property, plant and equipment, net	$1,322,270	$1,315,728

The Company anticipates strategic sales of certain RV facilities and related equipment to occur during the ensuing twelve months and as a result, property, plant and equipment with total net carrying values of $16,749 and $49,740, primarily consisting of North American Towable buildings and improvements, were classified as assets held for sale and included in Prepaid income taxes, expenses and other current assets in the Condensed Consolidated Balance Sheets as of April 30, 2026 and July 31, 2025, respectively.

During the nine months ended April 30, 2026, the Company continued to evaluate the fair value of these assets held for sale based on available market data (a non-recurring ASC 820 Level 3 input), less costs to sell, and compared that to their applicable carrying values. These evaluations resulted in no impairment charges during the three months ended April 30, 2026 and an impairment charge of $7,822 related to certain facilities included in Other expense (income), net in the North American Towable segment during the nine months ended April 30, 2026.

7.    Intangible Assets and Goodwill

The components of Amortizable intangible assets, net are as follows:

	April 30, 2026		July 31, 2025
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Dealer networks/customer relationships	$1,134,782	$750,486	$1,126,554	$696,064
Trademarks	363,135	150,682	360,291	135,063
Design technology and other intangibles	272,244	186,886	268,148	165,108
Total amortizable intangible assets	$1,770,161	$1,088,054	$1,754,993	$996,235

Estimated future amortization expense is as follows:

For the remainder of the fiscal year ending July 31, 2026	$27,802
For the fiscal year ending July 31, 2027	102,488
For the fiscal year ending July 31, 2028	93,456
For the fiscal year ending July 31, 2029	77,272
For the fiscal year ending July 31, 2030	61,412
For the fiscal year ending July 31, 2031 and thereafter	319,677
$682,107

Changes in the carrying amount of Goodwill by reportable segment for the nine months ended April 30, 2026 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of August 1, 2025	$337,883	$65,064	$1,002,819	$435,352	$1,841,118
Fiscal 2026 activity:
Goodwill acquired	—	—	—	10,568	10,568
Foreign currency translation	—	—	22,428	—	22,428
Net balance as of April 30, 2026	$337,883	$65,064	$1,025,247	$445,920	$1,874,114

Changes in the carrying amount of Goodwill by reportable segment for the nine months ended April 30, 2025 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of August 1, 2024	$337,883	$65,064	$948,674	$435,352	$1,786,973
Fiscal 2025 activity:
Foreign currency translation	—	—	47,749	—	47,749
Net balance as of April 30, 2025	$337,883	$65,064	$996,423	$435,352	$1,834,722

Since the date of the last annual impairment test performed as of May 31, 2025, the Company’s stock price has fluctuated and continues to trade at moderately lower prices compared to recent periods. We considered the fluctuation in share price in conjunction with other factors and do not believe that the current events and circumstances indicate that it is more likely than not that the fair value of any reporting unit is less than its respective carrying value. Since our last annual impairment test, the financial performance of certain reporting units with a smaller amount of excess fair value exceeding carrying value has generally tracked to expectations. Long-term expected financial performance has not changed for these reporting units. Additionally, cost saving measures have been implemented or are planned.

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

The Company had the following aggregate investment and maximum exposure to loss related to these VIEs:

	April 30, 2026	July 31, 2025
Carrying amount of investments	$135,824	$136,784
Maximum exposure to loss	$139,824	$139,284

In addition to the VIE investments discussed above, at April 30, 2026 the Company holds additional immaterial investments accounted for under the equity method of accounting that are not VIEs. These are also reported as components of Equity investments in the Condensed Consolidated Balance Sheets.

The Company’s share of income and losses accounted for under the equity method of accounting are included in Other income (expense), net in the Condensed Consolidated Statements of Income and Comprehensive Income. Income of $196 was recognized in the three months ended April 30, 2026 and a loss of $869 was recognized in the nine months ended April 30, 2026. Income of $157 was recognized in the three months ended April 30, 2025 and a loss of $4,348 was recognized in the nine months ended April 30, 2025.

9.    Concentration of Risk

One dealer, FreedomRoads, LLC, accounted for approximately 12% of the Company’s consolidated net sales for the three-month period ended April 30, 2026, approximately 17% of the Company’s consolidated net sales for the three-month period ended April 30, 2025, approximately 14% of the Company’s consolidated net sales for the nine-month period ended April 30, 2026 and approximately 15% of the Company’s consolidated net sales for the nine-month period ended April 30, 2025. The majority of the sales to this dealer are reported within the North American Towable and North American Motorized segments. This dealer also accounted for approximately 12% and approximately 14% of the Company’s consolidated trade accounts receivable at April 30, 2026 and July 31, 2025, respectively. The loss of this dealer or a deterioration in the liquidity or creditworthiness of this dealer could have a material adverse effect on the Company’s business.

10.    Fair Value Measurements

The financial assets and liabilities that are accounted for at fair value on a recurring basis at April 30, 2026 and July 31, 2025 are as follows:

	Input Level	April 30, 2026	July 31, 2025
Assets:
Cash equivalents	Level 1	$91,428	$362,067
Deferred compensation plan mutual fund assets	Level 1	$2,479	$12,302
Warrants to purchase shares	Level 2	$19,896	$10,885

Liabilities:
Interest rate swaps	Level 2	$1,101	$1,210
Foreign currency forward contracts	Level 2	$404	$—

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

Warrants to purchase shares represent certain warrants to purchase common and preferred shares of a non-public company that is not actively traded. Fair value is determined based upon prices paid by investors for the same or similar securities. These warrants are reported as a component of Other long-term assets on the Condensed Consolidated Balance Sheets. Any changes in the fair value of these warrants and related shares are included in Other income (expense), net in the Condensed Consolidated Statements of Income and Comprehensive Income, and the offsetting impact of these non-cash changes are included in the Prepaid income taxes, expenses and other line within the operating activities section of the Condensed Consolidated Statements of Cash Flows.

The fair value of interest rate swaps is determined by discounting the estimated future cash flows based on the applicable observable yield curves.

11.    Product Warranty

The Company generally provides retail customers of its products with a one- or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components.

Changes in our product warranty liability during the indicated periods are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Beginning balance	$282,295	$286,689	$291,130	$311,627
Provision	61,268	68,636	164,399	182,268
Payments	(60,917)	(63,873)	(175,052)	(200,620)
Foreign currency translation	(1,019)	4,142	1,150	2,319
Ending balance	$281,627	$295,594	$281,627	$295,594

12.    Long-Term Debt

The components of long-term debt are as follows:

	April 30, 2026	July 31, 2025
Term loan	$359,138	$408,159
Senior unsecured notes	500,000	500,000
Unsecured notes	5,851	5,723
Other debt	17,650	19,930
Total long-term debt	882,639	933,812
Debt issuance costs, net of amortization	(8,328)	(10,833)
Total long-term debt, net of debt issuance costs	874,311	922,979
Less: Current portion of long-term debt	(2,867)	(3,367)
Total long-term debt, net, less current portion	$871,444	$919,612

As discussed in Note 12 to the Company’s Consolidated Financial Statements included in the Fiscal 2025 Form 10-K, the Company is a party to a term loan agreement, which consists of both a United States dollar-denominated term loan tranche (“USD term loan”) and a Euro-denominated term loan tranche (“Euro term loan”) and a $1,000,000 asset-based credit facility (“ABL”).

As of April 30, 2026, the outstanding USD term loan balance of $50,000 was subject to a Secured Overnight Financing Rate (“SOFR”)-based rate totaling 5.90%. The total interest rate on the April 30, 2026 outstanding Euro term loan tranche balance of $309,138 was 4.76%. The Senior Unsecured Notes were issued on October 14, 2021 in an aggregate principal amount of $500,000 and bear fixed interest at a rate of 4.00%.

As of April 30, 2026 and July 31, 2025, there were no outstanding ABL borrowings. ABL availability is based on borrowing base calculations of applicable eligible receivables and inventory, subject to certain limits. Availability based on April 30, 2026 borrowing base calculations was approximately $998,000.

For the three and nine months ended April 30, 2026, interest expense on total long-term debt was $10,798 and $34,425, respectively. These interest expense amounts include the amortization of capitalized debt issuance costs of $721 and $3,113, for the three and nine months ended April 30, 2026, respectively. For the three and nine months ended April 30, 2025, interest expense on total long-term debt was $14,020 and $47,057, respectively, which includes amortization of capitalized debt issuance costs of $1,320 and $4,847, respectively.

The fair value of the Company’s term loan debt at April 30, 2026 and July 31, 2025 was $361,456 and $410,124, respectively. The fair value of the Company’s Senior Unsecured Notes at April 30, 2026 and July 31, 2025 was $472,500 and $469,100, respectively. The fair value of all other debt held by the Company approximates carrying value. The fair values of the Company’s long-term debt are primarily estimated using Level 2 inputs, as defined by ASC 820, based on quoted prices in markets that are not active.

13.    Provision for Income Taxes

The overall effective income tax rate for the three months ended April 30, 2026 was 28.4%, and the effective income tax rate for the nine months ended April 30, 2026 was 28.7%. These rates were both negatively impacted by certain losses in foreign jurisdictions without an associated tax benefit and changes in statutory tax rates in certain foreign jurisdictions.

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

Within the next 12 months, the Company does not anticipate any material changes in its unrecognized tax benefits recorded as of April 30, 2026.

14.    Contingent Liabilities, Commitments and Legal Matters

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing were $3,719,061 and $3,484,235 as of April 30, 2026 and July 31, 2025, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of independent dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This estimate is based on recent historical experience supplemented by the Company’s assessment of current economic and other conditions affecting its independent dealers. This deferred amount is included in the repurchase and guarantee reserve balances of $19,268 and $17,508 as of April 30, 2026 and July 31, 2025, respectively, which are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled during the three and nine-month periods ended April 30, 2026 and April 30, 2025 were not material. Based on current market conditions and other conditions affecting its independent dealers, the Company believes that any future losses under these agreements will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

15.    Leases

The components of lease costs for the three and nine-month periods ended April 30, 2026 and April 30, 2025 were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Operating lease cost	$9,777	$8,868	$28,700	$26,227
Finance lease cost:
Amortization of right-of-use assets	1,338	186	1,711	559
Interest on lease liabilities	32	54	113	178
Total lease cost	$11,147	$9,108	$30,524	$26,964

Other information related to leases was as follows:

	Nine Months Ended April 30,
Supplemental Cash Flow Information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,712	$26,202
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,724	$8,323

Supplemental Balance Sheet Information	April 30, 2026	July 31, 2025
Operating leases:
Operating lease liabilities:
Other current liabilities	$11,683	$12,108
Other long-term liabilities	32,117	30,081
Total operating lease liabilities	$43,800	$42,189

Finance leases:
Finance lease liabilities:
Other current liabilities	$1,067	$968
Other long-term liabilities	86	898
Total finance lease liabilities	$1,153	$1,866

16.    Stockholders’ Equity

Stock-based Compensation

The Company's Board of Directors (the “Board") and its shareholders approved the THOR Industries, Inc. Amended and Restated Equity and Incentive Plan (the “Plan”) effective December 17, 2025. The maximum number of shares issuable under the Plan is 2,800,000. As of April 30, 2026, the remaining shares available to be granted under the Plan is 2,799,761. There are no shares available for new awards under any previous equity and incentive plans. The key terms and provisions of the Plan are generally consistent with the prior, recently expired equity and incentive plan. Awards under the Plan may be in the form of stock options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation stock awards and stock appreciation rights.

Total stock-based compensation expense recognized in the three-month periods ended April 30, 2026 and April 30, 2025 for stock-based awards totaled $6,702 and $8,188, respectively. Total stock-based compensation expense recognized in the nine-month periods ended April 30, 2026 and April 30, 2025 for stock-based awards totaled $25,599 and $26,798, respectively.

Share Repurchase Program

On June 18, 2025, the Board authorized the Company's management to utilize up to $400,000 to purchase shares of the Company's common stock beginning on June 18, 2025 and extending through July 31, 2027. The June 18, 2025 authorization is the Company’s only active share repurchase authorization.

During the three-month period ended April 30, 2026, the Company purchased 538,560 shares of its common stock, at various times in the open market, at a weighted-average price of $93.77 and held them as treasury shares at an aggregate purchase price of $50,500.

During the nine-month period ended April 30, 2026, the Company purchased 831,526 shares of its common stock, at various times in the open market, at a weighted-average price of $97.15 and held them as treasury shares at an aggregate purchase price of $80,780.

As of April 30, 2026, the remaining amount of the Company’s common stock that may be repurchased under the June 18, 2025 authorization expiring on July 31, 2027 is $298,520.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
NET SALES:	2026	2025	2026	2025
Recreational vehicles
North American Towable
Travel Trailers	$538,239	$676,680	$1,447,839	$1,797,995
Fifth Wheels	343,539	492,198	1,041,514	1,097,927
Total North American Towable	881,778	1,168,878	2,489,353	2,895,922
North American Motorized
Class A	186,725	174,783	545,769	479,368
Class C	403,538	340,530	1,029,947	778,810
Class B	127,473	151,373	380,187	360,014
Total North American Motorized	717,736	666,686	1,955,903	1,618,192
Total North America	1,599,514	1,835,564	4,445,256	4,514,114
European
Motorcaravan	543,757	481,554	1,291,004	1,135,416
Campervan	294,629	252,227	665,196	591,407
Caravan	50,428	59,083	112,406	134,334
Other RV-related	98,771	90,678	258,930	239,753
Total European	987,585	883,542	2,327,536	2,100,910
Total recreational vehicles	2,587,099	2,719,106	6,772,792	6,615,024
Other	276,805	258,427	759,526	637,591
Intercompany eliminations	(82,366)	(82,717)	(235,801)	(196,908)
Total	$2,781,538	$2,894,816	$7,296,517	$7,055,707

18.    Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	Three Months Ended April 30, 2026
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$82,779	$1,607	$84,386	$(6,990)	$77,396
OCI before reclassifications	(34,646)	(1)	(34,647)	366	(34,281)
OCI, net of tax for the fiscal period	(34,646)	(1)	(34,647)	366	(34,281)
AOCI, net of tax	$48,133	$1,606	$49,739	$(6,624)	$43,115

	Three Months Ended April 30, 2025
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(158,198)	$278	$(157,920)	$(6,760)	$(164,680)
OCI before reclassifications	155,555	—	155,555	(58)	155,497
OCI, net of tax for the fiscal period	155,555	—	155,555	(58)	155,497
AOCI, net of tax	$(2,643)	$278	$(2,365)	$(6,818)	$(9,183)

(1)We do not recognize deferred taxes for a majority of the foreign currency translation gains and losses because we do not anticipate reversal in the foreseeable future.

	Nine Months Ended April 30, 2026
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$8,847	$1,543	$10,390	$(7,036)	$3,354
OCI before reclassifications	39,286	63	39,349	412	39,761
OCI, net of tax for the fiscal period	39,286	63	39,349	412	39,761
AOCI, net of tax	$48,133	$1,606	$49,739	$(6,624)	$43,115

	Nine Months Ended April 30, 2025
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(93,984)	$278	$(93,706)	$(3,435)	$(97,141)
OCI before reclassifications	91,341	—	91,341	(3,383)	87,958
OCI, net of tax for the fiscal period	91,341	—	91,341	(3,383)	87,958
AOCI, net of tax	$(2,643)	$278	$(2,365)	$(6,818)	$(9,183)

(1)We do not recognize deferred taxes for a majority of the foreign currency translation gains and losses because we do not anticipate reversal in the foreseeable future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all U.S. Dollar and Euro amounts are presented in thousands except share and per share data.

Forward-Looking Statements

This report includes certain statements that are “forward-looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made based on management’s current expectations and beliefs regarding future and anticipated developments and their effects upon THOR and inherently involve uncertainties and risks. These forward-looking statements are not a guarantee of future performance and actual results may differ materially from our expectations. Factors which could cause materially different results include, among others:

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
•the ability to realize anticipated benefits of strategic initiatives including realignments or other reorganizational actions;
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
•a shortage of necessary personnel for production and increasing labor costs and related employee benefits costs to attract and retain production personnel in times of high demand;
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

Executive Overview

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world based on units sold and revenue. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Statistical Surveys, Inc. (“Stat Surveys”), for the three months ended March 31, 2026, THOR’s current combined U.S. and Canadian market share based on units sold was approximately 36.2% for travel trailers and fifth wheels combined and approximately 47.8% for motorhomes. In Europe, according to the European Caravan Federation (“ECF”), our European market share for the three months ended March 31, 2026 was approximately 26.3% for motorcaravans and campervans combined and approximately 16.7% for caravans.

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

North American RV independent dealer inventory of our North American RV products as of April 30, 2026 decreased 13.7% to approximately 79,200 units, compared to approximately 91,800 units as of April 30, 2025.

As of April 30, 2026, we believe North American dealer inventory levels for most products are generally in line with the levels that dealers are comfortable stocking given the current retail sales levels and associated carrying costs. We believe dealers will continue to closely evaluate the unit stocking levels that they will elect to carry in future periods, which may be less than historical unit stocking levels, due to a combination of factors such as current retail activity, current RV wholesale prices as well as current interest rates and other carrying costs.

THOR’s North American RV backlog as of April 30, 2026 decreased $365,952, or 24.1%, to $1,152,105 compared to $1,518,057 as of April 30, 2025. The decrease in backlog is primarily a result of a decrease in year-over-year orders for North American Towable products.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Three Months Ended March 31,		Increase	%
	2026	2025	(Decrease)	Change
North American Towable units	75,366	88,530	(13,164)	(14.9)
North American Motorized units	10,685	9,318	1,367	14.7
Total	86,051	97,848	(11,797)	(12.1)

In June 2026, RVIA issued a revised forecast for calendar year 2026 North American wholesale unit shipments. Under RVIA’s most likely scenario, towable and motorized unit shipments are projected to be approximately 277,400 units and 36,600 units, respectively, for an annual total of approximately 314,000 units, a decrease of 8.2% from the 2025 calendar year wholesale shipments. The RVIA’s most likely forecast for calendar year 2026 of 314,000 total units could range from a lower estimate of approximately 300,000 total units to an upper estimate of approximately 328,100 total units.

North American Industry Retail Statistics

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, were as follows:

	U.S. and Canada Retail Unit Registrations
	Three Months Ended March 31,		Increase	%
	2026	2025	(Decrease)	Change
North American Towable units	52,477	64,027	(11,550)	(18.0)
North American Motorized units	7,230	8,953	(1,723)	(19.2)
Total	59,707	72,980	(13,273)	(18.2)

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

Company North American Wholesale Statistics

The Company’s North American wholesale RV shipments, for the three months ended March 31, 2026 and 2025 to correspond to the North American industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Three Months Ended March 31,		Increase	%
	2026	2025	(Decrease)	Change
North American Towable units	26,908	34,867	(7,959)	(22.8)
North American Motorized units	5,789	4,875	914	18.7
Total	32,697	39,742	(7,045)	(17.7)

Company North American Retail Statistics

Retail statistics of the Company’s North American RV products, as reported by Stat Surveys, for the three months ended March 31, 2026 and 2025 to correspond to the North American industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Three Months Ended March 31,		Increase	%
	2026	2025	(Decrease)	Change
North American Towable units	18,620	23,966	(5,346)	(22.3)
North American Motorized units	3,456	4,175	(719)	(17.2)
Total	22,076	28,141	(6,065)	(21.6)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

North American Outlook

Historically, RV industry sales have been impacted by a number of economic conditions faced by RV dealers, and ultimately retail consumers, such as the level of consumer confidence, the rate of unemployment, the rate of inflation, the disposable income of consumers, interest rates, credit availability, the health of the housing market, tax rates and fuel availability and prices. We believe these factors will continue to affect retail sales in fiscal 2026. In addition, due to the impact of inflationary pressures, including the impact from tariffs and the Iran conflict, current interest rates, retail sales trends and other factors, we believe that RV dealers will be continuously reevaluating their desired stocking levels, which may result in lower than historical dealer inventory stocking levels on a unit basis. It is difficult to predict the extent to which any or all of these factors will impact the RV industry or our business in a particular future period, however, we currently believe the remainder of our fiscal 2026 will continue to be negatively impacted by these factors.
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

Economic and industry-wide factors that have historically affected, and which we believe will continue to affect, our operating results include the costs of commodities, the availability of critical supply components and labor costs incurred in the production of our products. Material and labor costs are the primary factors determining our cost of products sold, and past and future increases in raw material or labor costs have had, and will have, a negative impact our profit margins if we are unable to offset those cost increases through a combination of product recontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts.

We are actively managing our response to the imposition and effect of U.S. tariffs on imports, including the impact of the opinion by the U.S. Supreme Court issued in February 2026 addressing the legality of certain tariffs introduced in the last year, the potential for refunds of tariffs imposed under the International Emergency Economic Powers Act as a consequence of the Supreme Court decision, and the current administration’s announcement of its intention to impose new tariffs. We are also monitoring potential retaliatory tariffs or other measures certain other countries have already or may impose on U.S. imports into those countries, that may increase our material costs, disrupt our supply of materials or negatively impact our sales into other countries. The impact of tariffs on our fiscal 2026 year-to-date results was relatively modest due to the timing of, and changes in, both the announced tariff rates and their effective dates and our engagement with our vendors regarding the extent and timing of any resultant cost increases, but the impact has increased as our fiscal year has progressed. While we anticipate that tariffs will continue to affect our business and financial results, there is significant uncertainty as to the ultimate impact tariffs and tariff-related matters may have on our business and our remaining fiscal 2026 results given the rapidly changing environment surrounding tariffs in general, in addition to other related political topics. As an additional consideration, with the exception of Airxcel, Inc. and its subsidiaries, we are often not importing products or components directly, but rather through third-party vendors, meaning we do not have complete visibility regarding the timing or impact of tariffs on the pricing of those components.

Nonetheless, we have taken and continue to take a number of affirmative steps. We are actively engaging our vendors regarding the timing and extent of any tariff pass-through costs, including challenging pass-through charges that we believe are not properly supported, and, where possible, are sourcing alternative supply from lower-priced components. With respect to tariffs imposed under the International Emergency Economic Powers Act, we have filed refund claims with U.S. Customs and Border Protection for tariffs we paid as the importer of record and are pursuing recovery from third-party vendors that passed tariff costs through to us on imports for which they were the importer of record. The ultimate amount and timing of any refunds or supplier recoveries remain uncertain and will depend on the resolution of the matters described above, including the implementation of the Supreme Court’s February 2026 decision, related agency and judicial proceedings, and the outcome of our discussions with vendors.

Historically, we have generally been able to offset net cost increases over time. However, given the size and nature of the tariffs implemented since early calendar 2025, and the anticipated size and nature of any future tariffs, it is more difficult and likely less desirable for us to pass on the full impact of tariff increases immediately as we are conscious of the impact such offset likely would have on the retail consumer and their demand for our products.

It is extremely difficult to predict when or whether future supply chain issues related to chassis or other components used in the production of RVs will arise, especially when considering the impact of tariffs, the current situation in the Strait of Hormuz, regulatory changes or supply chain constraints on the availability of chassis or other components. Modifying available chassis for certain motorized products to use for other products is generally not a viable alternative, particularly in the short term, due to engineering requirements. Uncertainties related to changing state and federal emission standards may also negatively impact the availability of chassis used in our production of certain North American motorized RVs and could also impact consumer buying patterns. The North American recreational vehicle industry has, from time to time in the past, experienced shortages of chassis for various reasons, including component shortages, production delays or other production issues and work stoppages at the chassis manufacturers.

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

Industry Outlook — Europe

The Company monitors industry conditions in the European RV market using a number of resources including its own performance tracking and modeling. The Company also considers retail trends in the European RV market as reported by the European Caravan Federation (“ECF”) and its members. On a monthly basis, the Company receives OEM-specific reports for most of the individual member countries that make up the ECF through the Caravaning Industrie Verband e.V. (“CIVD”). The timing of these reports may vary, but typically they are issued on a one-to-two-month lag. While most countries provide OEM-specific information, the United Kingdom, which made up approximately 17.2% and 7.5% of the caravan and motorcaravan (including campervans) European market for the three months ended March 31, 2026, respectively, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 10 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic and other conditions. It is inherently difficult to generalize about the operating conditions within the entire European region.

Independent dealer inventory of our European RV products as of April 30, 2026 decreased 11.3% to approximately 20,400 units as compared to approximately 23,000 units as of April 30, 2025. In both Germany, which accounts for approximately 60% of our European product sales, and in the other various countries we serve, independent RV dealer inventory levels of our motorized and campervan European products are generally in line with historical seasonal levels, while urban vehicle and caravan inventory remains slightly elevated, but improving.

THOR’s European RV backlog as of April 30, 2026 increased $13,822, or 1.0%, to $1,357,430 compared to $1,343,608 as of April 30, 2025.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Three Months Ended March 31,		%	Three Months Ended March 31,		%
	2026	2025	Change	2026	2025	Change
OEM Reporting Countries (1)	41,357	32,205	28.4	10,259	10,076	1.8
Non-OEM Reporting Countries (1)	4,800	4,978	(3.6)	2,823	2,908	(2.9)
Total	46,157	37,183	24.1	13,082	12,984	0.8
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

Company European Retail Statistics (1)

	European Unit Registrations (1)
	Three Months Ended March 31,		Increase	%
	2026	2025	(Decrease)	Change
Motorcaravan and Campervan	10,875	8,049	2,826	35.1
Caravan	1,712	1,625	87	5.4
Total OEM-Reporting Countries	12,587	9,674	2,913	30.1

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

European Outlook

Our European operations offer a full lineup of leisure vehicles including motorized products consisting of small-to-large motorcaravans, urban vehicles and campervans as well as non-motorized caravans. Our product offerings are not limited to vehicles only but also include accessories and services, including vehicle rentals. We address European retail customers through a sophisticated brand management approach based on consumer segmentation according to target group, core values and emotions. With the assistance of data-based and digital marketing, we intend to continue expanding our retail customer reach to new and younger consumer segments.

The impact of current macroeconomic factors on our business, including consumer confidence, inflation and interest rates, environmental and sustainability regulations and geopolitical events, is uncertain. Our outlook for future European RV retail sales depends upon the various economic and regulatory conditions in the respective countries in which we sell our products. End-customer demand for RVs depends strongly on consumer confidence. In addition, factors such as the rate of unemployment, the rate of inflation, private consumption and investments, the level of disposable income of consumers, interest rates, the health of the housing market, tax rates and regulatory restrictions and, since the pandemic, travel safety considerations all influence retail sales. In the short term we expect to experience relatively stable market volume but ongoing pressure on net sales prices and gross margins due to the current economic environment are expected to continue, partly due to the negative impact of material cost increases as a result of the current situation in the Strait of Hormuz. Our long-term outlook for future growth in European RV retail sales remains optimistic due to favorable demographic trends and due to more people utilizing RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

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

Economic or industry-wide factors affecting our European RV operating results include the availability and costs of commodities and component parts and the labor used in the manufacture of our products. Labor agreements and various governmental regulations are primary drivers in the cost of our labor force and impact how and when we can adjust our labor force to align with changing production needs. Adjusting our full-time workforce downwards in most of the locations where we operate in Europe generally results in negotiated separation costs, which may be material depending on the size of the workforce reduction. Raw material and labor costs are the primary factors determining our cost of products sold, and past and future increases in raw material or labor costs have and are expected to continue to negatively impact our profit margins. Historically, we have generally been able to offset net cost increases over time, however, given the current economic environment, it is more difficult and likely less desirable for us to pass on the full impact of rising material costs as we are conscious of the impact such increases likely would have on the retail consumer and their demand for our products.

Disruption in the sequence of chassis supply and the supply of other critical components has, in the past, and is continuing to, inhibit our ability to efficiently and consistently maintain our planned production levels. Uncertainties related to changing emission standards may also negatively impact the availability of chassis and/or other components used in our production of certain European motorized RVs and could also impact consumer buying patterns.

When possible, to minimize the future impact of supply chain constraints, we have identified a second-source supplier base for certain component parts; however, engineering requirements associated with an alternate component part, particularly the chassis on which our various units are built, could limit the impact of these alternative suppliers on reducing any near-term supply constraints.

In addition to potential future material supply constraints, labor shortages have in the past impacted, and could in the future, impact our European operations given the numerous locations where our manufacturing sites are located and the differing availability of skilled labor in those locations. As previously noted, high levels of labor costs and limitations on our ability to reduce those costs commensurate with market conditions have in the past, and could in the future, negatively impact the profitability of our European operations.

Three Months Ended April 30, 2026 Compared to the Three Months Ended April 30, 2025

NET SALES:	Three Months Ended April 30, 2026	Three Months Ended April 30, 2025	Change Amount	% Change
Recreational vehicles
North American Towable	$881,778	$1,168,878	$(287,100)	(24.6)
North American Motorized	717,736	666,686	51,050	7.7
Total North America	1,599,514	1,835,564	(236,050)	(12.9)
European	987,585	883,542	104,043	11.8
Total recreational vehicles	2,587,099	2,719,106	(132,007)	(4.9)
Other	276,805	258,427	18,378	7.1
Intercompany eliminations	(82,366)	(82,717)	351	0.4
Total	$2,781,538	$2,894,816	$(113,278)	(3.9)

# OF UNITS:
Recreational vehicles
North American Towable	27,045	36,077	(9,032)	(25.0)
North American Motorized	6,008	5,507	501	9.1
Total North America	33,053	41,584	(8,531)	(20.5)
European	14,065	13,495	570	4.2
Total	47,118	55,079	(7,961)	(14.5)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$89,693	10.2	$174,317	14.9	$(84,624)	(48.5)
North American Motorized	62,947	8.8	70,297	10.5	(7,350)	(10.5)
Total North America	152,640	9.5	244,614	13.3	(91,974)	(37.6)
European	142,029	14.4	142,830	16.2	(801)	(0.6)
Total recreational vehicles	294,669	11.4	387,444	14.2	(92,775)	(23.9)
Other, net	60,101	21.7	55,675	21.5	4,426	7.9
Total	$354,770	12.8	$443,119	15.3	$(88,349)	(19.9)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$57,019	6.5	$73,096	6.3	$(16,077)	(22.0)
North American Motorized	34,692	4.8	34,332	5.1	360	1.0
Total North America	91,711	5.7	107,428	5.9	(15,717)	(14.6)
European	74,730	7.6	79,937	9.0	(5,207)	(6.5)
Total recreational vehicles	166,441	6.4	187,365	6.9	(20,924)	(11.2)
Other, net	24,279	8.8	21,882	8.5	2,397	11.0
Corporate	40,209	—	29,026	—	11,183	38.5
Total	$230,929	8.3	$238,273	8.2	$(7,344)	(3.1)

INCOME (LOSS) BEFORE INCOME TAXES:	Three Months Ended April 30, 2026	% of Segment Net Sales	Three Months Ended April 30, 2025	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$52,683	6.0	$97,587	8.3	$(44,904)	(46.0)
North American Motorized	25,349	3.5	32,883	4.9	(7,534)	(22.9)
Total North America	78,032	4.9	130,470	7.1	(52,438)	(40.2)
European	56,167	5.7	46,299	5.2	9,868	21.3
Total recreational vehicles	134,199	5.2	176,769	6.5	(42,570)	(24.1)
Other, net	27,511	9.9	25,041	9.7	2,470	9.9
Corporate	(28,237)	—	(46,230)	—	17,993	38.9
Total	$133,473	4.8	$155,580	5.4	$(22,107)	(14.2)

ORDER BACKLOG:	As of April 30, 2026	As of April 30, 2025	Change Amount	% Change
Recreational vehicles
North American Towable	$385,988	$634,318	$(248,330)	(39.1)
North American Motorized	766,117	883,739	(117,622)	(13.3)
Total North America	1,152,105	1,518,057	(365,952)	(24.1)
European	1,357,430	1,343,608	13,822	1.0
Total	$2,509,535	$2,861,665	$(352,130)	(12.3)

CONSOLIDATED

Consolidated net sales for the three months ended April 30, 2026 decreased $113,278, or 3.9%, compared to the three months ended April 30, 2025. Approximately 35.5% of the Company’s consolidated net sales for the quarter ended April 30, 2026 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The $113,278 decrease in consolidated net sales includes an increase of $71,985 from the change in foreign currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative periods.

The $88,349, or 19.9%, decrease in gross profit was primarily due to the combined impact of the decrease in consolidated net sales in the current-year quarter compared to the prior-year quarter and the decrease in gross profit percentage, which was primarily due to unfavorable changes in North American Towable and European product mix toward lower-margin products in addition to absorbing increased material costs due to inflation and other factors.

The $7,344, or 3.1%, decrease in selling, general and administrative expenses was primarily due to a reduction in total compensation costs of $10,591 driven by lower incentive compensation as a result of the decrease in income before income taxes, as the increase in Corporate deferred compensation expense was mostly offset by reductions in separation costs and other wages.

The increase in Other income (expense), net of $55,562 for the three months ended April 30, 2026 as compared to the three months ended April 30, 2025 was due primarily to an increase of $24,163 in the gains on the sales of property, plant and equipment, primarily within the North American Towable segment, a current-period gain of $14,031 in the fair value of certain warrants and stock investments at Corporate and a favorable change at Corporate of $11,867 on the fair value of the Company’s deferred compensation plan assets due to market value fluctuations between the two periods. In addition, there was a favorable change in consolidated foreign currency gains of $4,200 between the two periods.

The decrease of $22,107 in income before income taxes for the three months ended April 30, 2026 as compared to the three months ended April 30, 2025 was primarily driven by the combined impact of the decrease in consolidated net sales coupled with the decrease in the consolidated gross profit percentage noted above, partially offset by the increase in Other income (expense), net noted above.

The overall effective income tax rate for the three months ended April 30, 2026 was 28.4% compared to 13.9% for the three months ended April 30, 2025. The year-over-year change is a result of the jurisdictional mix of earnings between foreign and domestic operations, inclusive of the non-taxable foreign exchange gains not subject to taxation in the three months ended April 30, 2025. The tax rate for the three months ended April 30, 2026 was negatively impacted by certain losses in foreign jurisdictions without an associated tax benefit and changes in statutory tax rates in certain foreign jurisdictions.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in consolidated selling, general and administrative expenses increased $11,183 for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. This increase was primarily due to an increase in deferred compensation expense of $10,858 due to market value fluctuations between the two periods, which was essentially offset by the increase in other income related to the deferred compensation plan assets noted below.

Corporate interest and other income and expense, net changed favorably by $29,176 for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, primarily due to a current-period gain of $14,031 in the fair value of certain warrants and stock investments and a favorable change in Other income, net of $11,867 in the fair value of the Company’s deferred compensation plan assets due to market value fluctuations between the two periods.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2026 compared to the three months ended April 30, 2025:

	Three Months Ended April 30, 2026	% of Segment Net Sales	Three Months Ended April 30, 2025	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$538,239	61.0	$676,680	57.9	$(138,441)	(20.5)
Fifth Wheels	343,539	39.0	492,198	42.1	(148,659)	(30.2)
Total North American Towable	$881,778	100.0	$1,168,878	100.0	$(287,100)	(24.6)

	Three Months Ended April 30, 2026	% of Segment Shipments	Three Months Ended April 30, 2025	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	21,793	80.6	28,417	78.8	(6,624)	(23.3)
Fifth Wheels	5,252	19.4	7,660	21.2	(2,408)	(31.4)
Total North American Towable	27,045	100.0	36,077	100.0	(9,032)	(25.0)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towable
Travel Trailers						2.8
Fifth Wheels						1.2
Total North American Towable						0.4

The decrease in total North American Towable net sales of 24.6% compared to the prior-year quarter resulted from a 25.0% decrease in unit shipments due to lower consumer demand partially offset by a 0.4% increase in the overall net price per unit due to the combined impact of changes in product mix and price. According to statistics published by RVIA, for the three months ended April 30, 2026, combined North American travel trailer and fifth wheel wholesale unit shipments decreased 17.8% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended March 31, 2026 and 2025, our North American market share for travel trailers and fifth wheels combined was 36.2% and 38.3%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The modest increases in the overall net price per unit within the travel trailer product line of 2.8% and the fifth wheel product line of 1.2% were primarily due to product mix changes as compared to the prior-year quarter. The lower increase in the overall net price in the North American Towable segment of 0.4% was primarily due to the greater percentage of sales of the lower-priced travel trailer units as compared to the higher-priced fifth wheel units in the current-year quarter.

North American Towable cost of products sold decreased $202,476 to $792,085, or 89.8% of North American Towable net sales, for the three months ended April 30, 2026 compared to $994,561, or 85.1% of North American Towable net sales, for the three months ended April 30, 2025. The changes in material, labor, freight-out and warranty costs comprised $197,362 of the $202,476 decrease in cost of products sold and decreased primarily due to the decrease in North American Towable net sales. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales increased to 81.2% for the three months ended April 30, 2026 compared to 78.2% for the three months ended April 30, 2025, primarily due to an increase in the material cost percentage due to the combined unfavorable impacts of increased sales discounting, current product mix trending toward generally lower-margin products and absorbing increased raw material costs.

Total manufacturing overhead decreased $5,114, primarily due to the decrease in net sales and employee cost savings from the towable organizational restructuring initiatives implemented since the prior-year quarter but increased as a percentage of North American Towable net sales from 6.9% to 8.6% as the decreased net sales levels resulted in higher overhead costs per unit sold.

The decrease in North American Towable gross profit of $84,624 for the three months ended April 30, 2026 compared to the three months ended April 30, 2025 was driven by the decrease in North American Towable net sales, and the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease in North American Towable selling, general and administrative expenses of $16,077 for the three months ended April 30, 2026 compared to the three months ended April 30, 2025 was primarily due to the decreases in North American Towable net sales and income before income taxes, causing related commissions, incentive and other compensation to decrease by $18,116. These decreases were partially offset by an increase in sales-related travel, advertising and promotional costs of $2,589.

The decrease in North American Towable income before income taxes of $44,904 for the three months ended April 30, 2026 compared to the three months ended April 30, 2025 included the decrease in North American Towable gross profit noted above being partially offset by the reduction in selling, general and administrative expenses noted above and an increase in other income of $23,056, primarily from increased gains on the sales of assets within the Towable segment. North American Towable income before income taxes as a percentage of North American Towable net sales decreased primarily due to the increase in the cost of goods sold percentage, partially offset by the increase in Other income, net as a percentage of net sales.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2026 compared to the three months ended April 30, 2025:

	Three Months Ended April 30, 2026	% of Segment Net Sales	Three Months Ended April 30, 2025	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$186,725	26.0	$174,783	26.2	$11,942	6.8
Class C	403,538	56.2	340,530	51.1	63,008	18.5
Class B	127,473	17.8	151,373	22.7	(23,900)	(15.8)
Total North American Motorized	$717,736	100.0	$666,686	100.0	$51,050	7.7

	Three Months Ended April 30, 2026	% of Segment Shipments	Three Months Ended April 30, 2025	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	1,008	16.8	991	18.0	17	1.7
Class C	3,871	64.4	3,243	58.9	628	19.4
Class B	1,129	18.8	1,273	23.1	(144)	(11.3)
Total North American Motorized	6,008	100.0	5,507	100.0	501	9.1

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						5.1
Class C						(0.9)
Class B						(4.5)
Total North American Motorized						(1.4)

The increase in total North American Motorized net sales of 7.7% compared to the prior-year quarter resulted from a 9.1% increase in unit shipments and a 1.4% decrease in the overall net price per unit due to the impact of changes in product mix and price. The increase in unit shipments is primarily due to an increase in dealer and consumer demand compared to the demand in the prior-year quarter. According to statistics published by RVIA, for the three months ended April 30, 2026, combined North American motorhome wholesale unit shipments increased 14.6% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the three months ended March 31, 2026 and 2025, our North American market share for motorhomes was 47.8% and 46.6%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 5.1% was primarily due to a higher concentration of sales of certain higher-priced diesel units in the current-year quarter compared to the prior-year quarter. The decreases in the overall net price per unit within the Class C product line of 0.9% and within the Class B product line of 4.5% were primarily due to product mix changes towards more moderately-priced units compared to the prior-year quarter.

North American Motorized cost of products sold increased $58,400 to $654,789, or 91.2% of North American Motorized net sales, for the three months ended April 30, 2026 compared to $596,389, or 89.5% of North American Motorized net sales, for the three months ended April 30, 2025. The changes in material, labor, freight-out and warranty costs comprised $51,228 of the overall $58,400 increase primarily due to the increased net sales. Material, labor, freight-out and warranty costs as a combined percentage of North American Motorized net sales increased to 85.4% for the three months ended April 30, 2026 compared to 84.3% for the three months ended April 30, 2025, with the increase due to modest increases in the material and warranty cost percentages.

Total manufacturing overhead increased $7,172, primarily due to higher employee wages, insurance and benefit costs in correlation with the net sales increase, as well as increased depreciation, and overhead increased as a percentage of North American Motorized net sales from 5.2% to 5.8% primarily due to the additional employee and depreciation costs noted above.

The decrease in North American Motorized gross profit of $7,350 for the three months ended April 30, 2026 compared to the three months ended April 30, 2025 was driven by the increase in North American Motorized net sales being more than offset by the increase in the cost of products sold percentage noted above.

North American Motorized selling, general and administrative expenses increased a slight $360 for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, and there were no changes of significance within its major cost components, and the 0.3% decrease as a percentage of North American Motorized net sales is due to the increase in North American Motorized net sales.

The decrease in North American Motorized income before income taxes of $7,534 for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, and the decrease in the income before income taxes percentage, were primarily due to the increase in North American Motorized cost of products sold noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the three months ended April 30, 2026 compared to the three months ended April 30, 2025:

	Three Months Ended April 30, 2026	% of Segment Net Sales	Three Months Ended April 30, 2025	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$543,757	55.1	$481,554	54.5	$62,203	12.9
Campervan	294,629	29.8	252,227	28.5	42,402	16.8
Caravan	50,428	5.1	59,083	6.7	(8,655)	(14.6)
Other	98,771	10.0	90,678	10.3	8,093	8.9
Total European	$987,585	100.0	$883,542	100.0	$104,043	11.8

	Three Months Ended April 30, 2026	% of Segment Shipments	Three Months Ended April 30, 2025	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	7,109	50.5	6,484	48.0	625	9.6
Campervan	4,984	35.4	4,632	34.3	352	7.6
Caravan	1,972	14.1	2,379	17.7	(407)	(17.1)
Total European	14,065	100.0	13,495	100.0	570	4.2

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change
European
Motorcaravan	8.2	(4.9)	3.3
Campervan	8.2	1.0	9.2
Caravan	8.2	(5.7)	2.5
Total European	8.2	(0.6)	7.6

The increase in total European Recreational Vehicle net sales of 11.8% compared to the prior-year quarter resulted from a 4.2% increase in unit shipments and a 7.6% increase in the overall net price per unit due to the total combined impact of changes in foreign currency, product mix and selling prices. The increase in European Recreational Vehicle net sales of $104,043 includes an increase of $71,985, or 8.2% of the 11.8% increase, due to the increase in foreign currency exchange rates compared to the prior-year quarter. According to the most recently published statistics from the European Caravan Federation, our combined European market share for the three months ended March 31, 2026 and 2025 was approximately 24.4% and 22.9%, respectively. Comparisons of Company shipments to industry shipments on a quarterly basis would not necessarily be indicative of the results expected for a full fiscal year.

The overall net price per unit increase of 7.6% includes an 8.2% increase due to the impact of foreign currency exchange rate changes and a 0.6% constant-currency decrease due to the combined impact of product mix and price.

The constant-currency decreases in the overall net price per unit within the Motorcaravan product line of 4.9% and the Caravan product line of 5.7% were primarily due to a higher concentration of sales of lower-priced entry-level and special-edition motorcaravan products in the current-year quarter. The constant-currency increase in the overall net price per unit within the Campervan product line of 1.0% was primarily due to the current-year quarter including a lower concentration of the lower-priced urban vehicle products compared to the prior-year quarter.

European Recreational Vehicle cost of products sold increased $104,844 to $845,556, or 85.6% of European Recreational Vehicle net sales, for the three months ended April 30, 2026 compared to $740,712, or 83.8% of European Recreational Vehicle net sales, for the three months ended April 30, 2025. The changes in material, labor, freight-out and warranty costs comprised $100,641 of the $104,844 increase primarily due to the increased net sales and the increased material costs noted below. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales increased to 76.2% for the three months ended April 30, 2026 compared to 73.7% for the three months ended April 30, 2025, primarily due to an increase in the material cost percentage as a result of the combined unfavorable impacts of increased chassis costs and a higher concentration of sales of entry-level and special-edition motorcaravan products, both of which generally have higher material cost percentages. The warranty cost percentage also increased slightly.

Total manufacturing overhead increased $4,203 with the increase in sales but decreased as a percentage of European Recreational Vehicle net sales from 10.1% to 9.4% as the increase in net sales levels resulted in lower overhead costs per unit sold.

The decrease in European Recreational Vehicle gross profit of $801 for the three months ended April 30, 2026 compared to the three months ended April 30, 2025 and the decrease in the gross profit percentage were both due to the increase in the cost of products sold noted above.

European Recreational Vehicle selling, general and administrative expenses decreased $5,207 for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, primarily due to a decrease of $6,380 in employee separation costs related to strategic plant reorganization initiatives. Professional fees and RV repurchase costs also decreased $4,104. These decreases were partially offset by an increase in sales wages and benefits of $1,979 in correlation with the increase in European Recreational Vehicle net sales. Facility-related equipment rentals and maintenance costs also increased $1,761. The 1.4% decrease in the overall selling, general and administrative expense as a percentage of European Recreational Vehicle net sales is primarily due to the decreased costs noted above combined with the increase in European Recreational Vehicle net sales.

The increase in European Recreational Vehicle income before income taxes of $9,868 for the three months ended April 30, 2026 compared to the three months ended April 30, 2025 was primarily due to the decrease in selling, general and administrative expenses as noted above and a $2,558 favorable foreign currency exchange rate change included in Other income, net. The primary reason for the increase in the income before income taxes percentage was the favorable changes in the selling, general and administrative expense and other income, net percentages being partially offset by the increase in the cost of products sold percentage noted above.

Nine Months Ended April 30, 2026 Compared to the Nine Months Ended April 30, 2025

NET SALES:	Nine Months Ended April 30, 2026	Nine Months Ended April 30, 2025	Change Amount	% Change
Recreational vehicles
North American Towable	$2,489,353	$2,895,922	$(406,569)	(14.0)
North American Motorized	1,955,903	1,618,192	337,711	20.9
Total North America	4,445,256	4,514,114	(68,858)	(1.5)
European	2,327,536	2,100,910	226,626	10.8
Total recreational vehicles	6,772,792	6,615,024	157,768	2.4
Other	759,526	637,591	121,935	19.1
Intercompany eliminations	(235,801)	(196,908)	(38,893)	(19.8)
Total	$7,296,517	$7,055,707	$240,810	3.4

# OF UNITS:
Recreational vehicles
North American Towable	74,429	94,108	(19,679)	(20.9)
North American Motorized	15,482	12,774	2,708	21.2
Total North America	89,911	106,882	(16,971)	(15.9)
European	32,253	31,572	681	2.2
Total	122,164	138,454	(16,290)	(11.8)

GROSS PROFIT:		% of Segment Net Sales		% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$284,186	11.4	$378,400	13.1	$(94,214)	(24.9)
North American Motorized	189,209	9.7	147,765	9.1	41,444	28.0
Total North America	473,395	10.6	526,165	11.7	(52,770)	(10.0)
European	294,972	12.7	316,407	15.1	(21,435)	(6.8)
Total recreational vehicles	768,367	11.3	842,572	12.7	(74,205)	(8.8)
Other, net	158,631	20.9	127,186	19.9	31,445	24.7
Total	$926,998	12.7	$969,758	13.7	$(42,760)	(4.4)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$171,456	6.9	$196,732	6.8	$(25,276)	(12.8)
North American Motorized	101,439	5.2	91,732	5.7	9,707	10.6
Total North America	272,895	6.1	288,464	6.4	(15,569)	(5.4)
European	245,258	10.5	226,960	10.8	18,298	8.1
Total recreational vehicles	518,153	7.7	515,424	7.8	2,729	0.5
Other, net	68,235	9.0	60,776	9.5	7,459	12.3
Corporate	110,592	—	108,492	—	2,100	1.9
Total	$696,980	9.6	$684,692	9.7	$12,288	1.8

INCOME (LOSS) BEFORE INCOME TAXES:	Nine Months Ended April 30, 2026	% of Segment Net Sales	Nine Months Ended April 30, 2025	% of Segment Net Sales	Change Amount	% Change
Recreational vehicles
North American Towable	$130,349	5.2	$172,560	6.0	$(42,211)	(24.5)
North American Motorized	79,402	4.1	46,262	2.9	33,140	71.6
Total North America	209,751	4.7	218,822	4.8	(9,071)	(4.1)
European	17,221	0.7	49,686	2.4	(32,465)	(65.3)
Total recreational vehicles	226,972	3.4	268,508	4.1	(41,536)	(15.5)
Other, net	65,650	8.6	38,083	6.0	27,567	72.4
Corporate	(105,669)	—	(153,767)	—	48,098	31.3
Total	$186,953	2.6	$152,824	2.2	$34,129	22.3

CONSOLIDATED

Consolidated net sales for the nine months ended April 30, 2026 increased $240,810, or 3.4%, compared to the nine months ended April 30, 2025. Approximately 31.9% of the Company’s consolidated net sales for the nine months ended April 30, 2026 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The $240,810 increase in consolidated net sales included an increase of $178,906 from the change in foreign currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative periods.

The decreases in gross profit and the gross profit percentage were primarily due to unfavorable changes in North American Towable and European product mix toward lower-margin products in addition to absorbing increased material costs in the current-year period as compared to the prior-year period.

The slight increase in Selling, general and administrative expenses included consistent total compensation costs as increased deferred compensation costs were essentially offset by a reduction in employee separation costs and lower incentive compensation costs in the current period. Sales-related travel, advertising and promotional costs increased modestly in correlation with the net sales increase and legal and professional fees increased as well.

The increase in Other income (expense), net of $73,759 for the nine months ended April 30, 2026 as compared to the nine months ended April 30, 2025 included an increase of $34,809 in gains on the sales of property, plant and equipment compared to the prior-year period, primarily within the North American Towable segment, the favorable change in consolidated foreign currency gains of $9,924 between the two periods, a gain of $14,031 in the fair value of certain warrants and stock investments at Corporate and a $15,223 favorable change at Corporate in the fair value of the Company's deferred compensation plan assets due to market value fluctuations between the two periods. In addition, there was a favorable improvement in the operating results of our equity-method investments of $3,479. These favorable changes were partially offset by an impairment charge of $7,822 taken in the current-year period on certain North American Towable assets held for sale.

The increase of $34,129 in income before income taxes for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025 was primarily driven by the impact of the increase in consolidated net sales and the increase in Other income (expense), net, noted above partially offset by the decrease in gross profit noted above.

The overall effective income tax rate for the nine months ended April 30, 2026 was 28.7% compared with 15.0% for the nine months ended April 30, 2025. The year-over-year change is a result of the jurisdictional mix of earnings between foreign and domestic operations, inclusive of the non-taxable foreign exchange gains not subject to taxation in the nine months ended April 30, 2025. The tax rate for the nine months ended April 30, 2026 was negatively impacted by certain losses in foreign jurisdictions without an associated tax benefit and changes in statutory tax rates in certain foreign jurisdictions.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

Corporate costs included in consolidated selling, general and administrative expenses increased $2,100 for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025. This increase included an increase in deferred compensation expense of $14,010 due to market value fluctuations between the two periods, which was primarily offset by the increase in other income related to the deferred compensation plan assets noted below. In addition, legal and professional fees increased by $5,443 and there was an increase of $4,642 in certain dealer promotional costs and costs related to our standby repurchase obligations reserve. These increases were mostly offset by a decrease in other compensation costs of $15,575, primarily due to employee separation costs related to certain headcount reductions in the prior-year period, and a decrease in research and development costs of $5,733.

Corporate interest and other income and expense, net changed favorably by $50,198 for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025, primarily due to a gain of $14,031 in the fair value of certain warrants and stock investments in the current-year period, a favorable change of $15,223 in the fair value of the Company’s deferred compensation plan assets due to market value fluctuations between the two periods and a favorable change of $7,090 related to non-cash foreign currency gains on certain Euro-denominated loans between the two periods. Net interest expense also decreased $8,502 primarily due to lower overall average outstanding debt balances and slightly lower overall interest rates.

Segment Reporting

NORTH AMERICAN TOWABLE RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025:

	Nine Months Ended April 30, 2026	% of Segment Net Sales	Nine Months Ended April 30, 2025	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$1,447,839	58.2	$1,797,995	62.1	$(350,156)	(19.5)
Fifth Wheels	1,041,514	41.8	1,097,927	37.9	(56,413)	(5.1)
Total North American Towable	$2,489,353	100.0	$2,895,922	100.0	$(406,569)	(14.0)

	Nine Months Ended April 30, 2026	% of Segment Shipments	Nine Months Ended April 30, 2025	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	58,309	78.3	77,015	81.8	(18,706)	(24.3)
Fifth Wheels	16,120	21.7	17,093	18.2	(973)	(5.7)
Total North American Towable	74,429	100.0	94,108	100.0	(19,679)	(20.9)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Towable
Travel Trailers						4.8
Fifth Wheels						0.6
Total North American Towable						6.9

The decrease in total North American Towable net sales of 14.0% compared to the prior-year period resulted from a 20.9% decrease in unit shipments, which was partially offset by a 6.9% increase in the overall net price per unit due to the combined impact of changes in product mix and price. The decrease in unit shipments was primarily due to lower demand for the lower-cost travel trailer units relative to the prior-year period, as travel trailer unit shipments decreased 24.3% from the prior-year period. According to statistics published by RVIA, for the nine months ended April 30, 2026, combined North American travel trailer and fifth wheel wholesale unit shipments decreased 10.2% compared to the same period last year. According to the most recently published statistics from Stat Surveys, for the nine-month periods ended March 31, 2026 and 2025, our North American market share for travel trailers and fifth wheels combined was 37.5% and 37.8%, respectively. Comparisons of Company shipments to industry shipments on an interim basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the travel trailer product line of 4.8% was primarily due to current product mix changes compared to the prior-year period. The increase in the overall net selling price in the North American Towable segment of 6.9% was primarily due to the greater percentage of sales of the higher-priced fifth wheel units as compared to travel trailer units in the current-year period.

North American Towable cost of products sold decreased $312,355 to $2,205,167, or 88.6% of North American Towable net sales, for the nine months ended April 30, 2026 compared to $2,517,522, or 86.9% of North American Towable net sales, for the nine months ended April 30, 2025. Changes in material, labor, freight-out and warranty costs comprised $297,178 of the $312,355 decrease in cost of products sold primarily due to the decrease in North American Towable net sales. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales were 79.9% for the nine months ended April 30, 2026 compared to 78.9% for the nine months ended April 30, 2025, with the increase primarily due to an increase in the material cost percentage, partially offset by a decrease in the warranty cost percentage.

Total manufacturing overhead decreased $15,177 in correlation with the decrease in net sales and employee cost savings from towable organizational restructuring initiatives implemented since the prior-year period, but increased as a percentage of North American Towable net sales from 8.0% to 8.7% as a result of the decreased net sales.

The decrease of $94,214 in North American Towable gross profit for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025 was driven by the decrease in North American Towable net sales while the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease of $25,276 in North American Towable selling, general and administrative expenses for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025 was primarily due to the decreases in North American Towable net sales and income before income taxes, causing related commissions, incentive and other compensation to decrease by $28,604. This decrease was partially offset by an increase in sales-related travel, advertising and promotional costs of $6,225. The overall selling, general and administrative expense as a percentage of North American Towable net sales increased 0.1% due to the decrease in North American Towable net sales.

The decrease of $42,211 in North American Towable income before income taxes for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025 was primarily due to the decrease in North American Towable gross profit being partially offset by the reduction in selling, general and administrative expenses noted above and an increase in Other income, net of $25,116, primarily from increased gains on the sales of fixed assets. The North American Towable income before income taxes as a percentage of North American Towable net sales decreased primarily due to the increase in the cost of products sold as a percentage of net sales, partially offset by the increase in other income, net as a percentage of net sales.

NORTH AMERICAN MOTORIZED RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025:

	Nine Months Ended April 30, 2026	% of Segment Net Sales	Nine Months Ended April 30, 2025	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$545,769	27.9	$479,368	29.6	$66,401	13.9
Class C	1,029,947	52.7	778,810	48.1	251,137	32.2
Class B	380,187	19.4	360,014	22.3	20,173	5.6
Total North American Motorized	$1,955,903	100.0	$1,618,192	100.0	$337,711	20.9

	Nine Months Ended April 30, 2026	% of Segment Shipments	Nine Months Ended April 30, 2025	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	2,731	17.6	2,594	20.3	137	5.3
Class C	9,499	61.4	7,190	56.3	2,309	32.1
Class B	3,252	21.0	2,990	23.4	262	8.8
Total North American Motorized	15,482	100.0	12,774	100.0	2,708	21.2

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:						% Change
North American Motorized
Class A						8.6
Class C						0.1
Class B						(3.2)
Total North American Motorized						(0.3)

The increase in total North American Motorized net sales of 20.9% compared to the prior-year period resulted from a 21.2% increase in unit shipments and a 0.3% decrease in the overall net price per unit due to the combined impact of changes in product mix and price. The increase in unit shipments was primarily due to an increase in dealer and consumer demand compared to the demand in the prior-year period. According to statistics published by RVIA, for the nine months ended April 30, 2026, combined North American motorhome wholesale unit shipments increased 11.9% compared to the same period last year. According to statistics published by Stat Surveys, for the nine-month periods ended March 31, 2026 and 2025, our North American market share for motorhomes was 47.4% and 46.9%, respectively. Comparisons of Company shipments to industry shipments on an interim basis would not necessarily be indicative of the results expected for a full fiscal year.

The increase in the overall net price per unit within the Class A product line of 8.6% was primarily due to a higher concentration of sales of the generally higher-priced diesel units in the current-year period as opposed to the more moderately-priced gas units. The Class B product line decrease of 3.2% was primarily due to product mix changes towards more moderately-priced units compared to the prior-year period.

North American Motorized cost of products sold increased $296,267 to $1,766,694, or 90.3% of North American Motorized net sales, for the nine months ended April 30, 2026 compared to $1,470,427, or 90.9% of North American Motorized net sales, for the nine months ended April 30, 2025. The changes in material, labor, freight-out and warranty costs comprised $280,434 of the $296,267 increase primarily due to the increased net sales. Material, labor, freight-out and warranty costs as a combined percentage of North American Motorized net sales decreased slightly to 84.3% for the nine months ended April 30, 2026 compared to 84.6% for the nine months ended April 30, 2025, with the decrease primarily due to a decrease in the direct labor cost percentage.

Total manufacturing overhead increased $15,833 in correlation with the increase in net sales but decreased as a percentage of North American Motorized net sales from 6.3% to 6.0% as the increase in net sales levels resulted in lower overhead costs per unit sold.

The increase of $41,444 in North American Motorized gross profit for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025 was driven by the increase in North American Motorized net sales, and the increase in the gross profit percentage is due to the decrease in the cost of products sold percentage noted above.

The increase of $9,707 in North American Motorized selling, general and administrative expenses for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025 was primarily due to the increases in North American Motorized net sales and income before income taxes, which caused related commissions, incentive and other compensation to increase by $8,098. The decrease in the overall selling, general and administrative expense as a percentage of North American Motorized net sales was primarily due to the increase in North American Motorized net sales.

The increase of $33,140 in North American Motorized income before income taxes for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025 was primarily due to the increase in North American Motorized net sales, and the primary reasons for the increase in percentage were the decreases in both the cost of products sold and selling, general and administrative percentages noted above.

EUROPEAN RECREATIONAL VEHICLES

Analysis of the change in net sales for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025:

	Nine Months Ended April 30, 2026	% of Segment Net Sales	Nine Months Ended April 30, 2025	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$1,291,004	55.5	$1,135,416	54.0	$155,588	13.7
Campervan	665,196	28.6	591,407	28.2	73,789	12.5
Caravan	112,406	4.8	134,334	6.4	(21,928)	(16.3)
Other	258,930	11.1	239,753	11.4	19,177	8.0
Total European	$2,327,536	100.0	$2,100,910	100.0	$226,626	10.8

	Nine Months Ended April 30, 2026	% of Segment Shipments	Nine Months Ended April 30, 2025	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	16,255	50.4	15,088	47.8	1,167	7.7
Campervan	11,464	35.5	10,948	34.7	516	4.7
Caravan	4,534	14.1	5,536	17.5	(1,002)	(18.1)
Total European	32,253	100.0	31,572	100.0	681	2.2

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:

	Foreign Currency %	Mix and Price %	% Change
European
Motorcaravan	8.5	(2.5)	6.0
Campervan	8.5	(0.7)	7.8
Caravan	8.5	(6.7)	1.8
Total European	8.5	0.1	8.6

The increase in total European Recreational Vehicle net sales of 10.8% compared to the prior-year period resulted from an increase of 2.2% in unit shipments and an 8.6% increase in the overall net price per unit due to the total combined impact of changes in foreign currency, product mix and price. The increase in European Recreational Vehicle net sales of $226,626 includes an increase of $178,906, or 8.5% of the 10.8% increase, due to the increase in foreign currency exchange rates since the prior-year period. According to the most recently published statistics from the European Caravan Federation, our combined European market share for the nine-month periods ended March 31, 2026 and 2025 was approximately 23.4% and 22.6%, respectively. Comparisons of Company shipments to industry shipments on an interim basis would not necessarily be indicative of the results expected for a full fiscal year.

The overall net price per unit increase of 8.6% included an 8.5% increase due to the impact of foreign currency exchange rate changes and a constant-currency increase of 0.1% due to the combined impact of product mix and selling prices, primarily due to the slightly higher concentration of the generally higher-priced Motorcaravan sales.

The constant-currency decreases in the Motorcaravan product line of 2.5%, the Caravan product line of 6.7% and the Campervan product line of 0.7% were primarily due to product mix, along with a higher concentration of lower-priced entry-level and special-edition motorcaravan products in the current-year period.

European Recreational Vehicle cost of products sold increased $248,061 to $2,032,564, or 87.3% of European Recreational Vehicle net sales, for the nine months ended April 30, 2026 compared to $1,784,503, or 84.9% of European Recreational Vehicle net sales, for the nine months ended April 30, 2025. The changes in material, labor, freight-out and warranty costs comprised $229,970 of the $248,061 increase primarily due to the increased net sales and the increased material costs noted below. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales increased to 75.8% for the nine months ended April 30, 2026 compared to 73.0% for the nine months ended April 30, 2025, primarily due to an increase in the material cost percentage as a result of the combined unfavorable impacts of increased chassis costs and a higher concentration of sales of entry-level and special-edition motorcaravan products, both of which have generally higher material cost percentages. The warranty cost percentage also increased.

Total manufacturing overhead increased by $18,091 primarily due to the increase in European Recreational Vehicle net sales but decreased as a percentage of European Recreational Vehicle net sales from 11.9% to 11.5% as the sales increase resulted in lower overhead costs per unit sold.

The decrease of $21,435 in European Recreational Vehicle gross profit for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025 and the decrease in the gross profit percentage were both due to the increase in cost of products sold noted above.

The increase of $18,298 in European Recreational Vehicle selling, general and administrative expenses for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025 was primarily due to an increase of $9,226 in administrative wages and benefits, which included an increase of $5,140 in employee separation costs related to strategic plant reorganization initiatives. In addition, sales wages and benefits increased $5,194 in correlation with the increase in European Recreational Vehicle net sales and facility-related equipment rentals and maintenance costs also increased $2,616. The decrease in the overall selling, general and administrative expense as a percentage of European Recreational Vehicle net sales was primarily due to the increase in European Recreational Vehicle net sales.

The decrease of $32,465 in European Recreational Vehicle income before income taxes for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025 was primarily due to the decrease in gross profit combined with the increase in selling, general and administrative expenses as noted above, and the primary reason for the decrease in the percentage was the decrease in the gross profit percentage.

Liquidity and Capital Resources

As of April 30, 2026, we had $371,946 in cash and cash equivalents, of which $133,637 was held in the U.S. and the equivalent of $238,309, predominantly in Euros, was held in Europe, compared to $586,596 in cash and cash equivalents on July 31, 2025, of which $412,088 was held in the U.S. and the equivalent of $174,508, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the U.S. The components of the $214,650 decrease in cash and cash equivalents are described in more detail below, but the decrease was primarily attributable to cash provided by operating activities of $77,046, cash used in investing activities of $61,237 and cash used in financing activities of $229,073.

Net working capital at April 30, 2026 was $1,195,515 compared to $1,193,279 at July 31, 2025. Capital cash expenditures of $98,136 for the nine months ended April 30, 2026 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. In addition, the unused availability under our revolving asset-based credit facility is generally available to the Company for general operating purposes and approximated $998,000 at April 30, 2026. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

Our priorities for the use of current and future available cash generated from operations remain consistent with our history, and include reducing our indebtedness, maintaining and, over time, growing our dividend payments and funding our growth both organically and, opportunistically, through acquisitions. We may also consider strategic and opportunistic repurchases of shares of THOR stock under the share repurchase authorizations as discussed in Note 16 to the Condensed Consolidated Financial Statements, and special dividends based upon market and business conditions and excess cash availability, subject to potential customary limits and restrictions pursuant to our credit facilities, applicable legal limitations and determination by the Company's Board of Directors ("Board"). We believe our on-hand cash and cash equivalents and funds generated from operations will be sufficient to fund expected cash dividend payments and share repurchases for the foreseeable future.

Our current estimate of committed and internally approved capital spend for the remainder of fiscal 2026 is approximately $60,000, primarily for certain building projects and certain automation projects, as well as replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business. We anticipate approximately two-thirds will be in North America and one-third in Europe, and that these expenditures will be funded by cash provided by our operating activities.

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

Operating Activities

Net cash provided by operating activities for the nine months ended April 30, 2026 was $77,046 as compared to net cash provided by operating activities of $319,249 for the nine months ended April 30, 2025.

For the nine months ended April 30, 2026, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles and stock-based compensation) provided $332,404 of operating cash. The change in net working capital resulted in a net use of $255,358 of operating cash during that period, primarily due to a seasonal increase in trade accounts receivable and an increase in inventory, including chassis, to support current European, North American Motorized and Other sales demand. These cash uses were partially offset by a seasonal increase in accounts payable in correlation with the inventory increase noted above.

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

Investing Activities

Net cash used in investing activities for the nine months ended April 30, 2026 was $61,237, primarily due to capital expenditures of $98,136 partially offset by proceeds from the dispositions of property, plant and equipment of $65,875 as well as $19,726 used for certain additional Corporate investments.

Net cash used in investing activities for the nine months ended April 30, 2025 was $67,342, primarily due to capital expenditures of $85,050 partially offset by proceeds from the dispositions of property, plant and equipment of $22,093.

Financing Activities

Net cash used in financing activities for the nine months ended April 30, 2026 was $229,073, primarily for payments on the term-loan credit facilities of $56,264, regular quarterly dividend payments of $0.52 per share for each of the first three quarters of fiscal 2026 totaling $81,896 and an additional $80,780 used for treasury share repurchases.

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

Accounting Standards

See Note 1 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and the notes to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended July 31, 2025. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended July 31, 2025, except for additional macro-economic factors included in the paragraph below.

Goodwill is not amortized but is tested for impairment annually as of May 31 of each fiscal year and whenever events or changes in circumstances indicate that an impairment may have occurred. For the Company’s May 31, 2025 annual impairment test, certain reporting units showed fair value exceeding carrying value by less than 25%. The aggregate value of goodwill in these reporting units is approximately 75% of the Company’s consolidated goodwill balance. Fair values are determined using discounted cash flow models, and these estimates are subject to significant management judgment, including the determination of many factors and inputs such as, but not limited to, sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates developed using market observable inputs and consideration of risk regarding future performance. Market multiples derived from selected guideline public companies are also utilized to evaluate the discounted cash flow models. Changes in any of these estimates can have a significant impact on the determination of fair value. Extended unfavorable macro-economic impacts such as extended global conflict, increased fuel prices or limitations on the availability of fuel, tariffs, higher interest rates, and/or deteriorating consumer confidence, along with other factors outside the Company’s control, such as decreases in dealer and end consumer demand, changes in consumer preferences or unexpected competition, could negatively impact the current and future performance of the reporting units and have a significant impact on estimated fair values. Changes in any of these estimates or other factors could potentially result in future material impairments in one or more of the Company’s reporting units. See Note 7 to the Condensed Consolidated Financial Statements for further information regarding goodwill and intangible assets.

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

The Company also holds $332,639 of debt denominated in Euros at April 30, 2026. A hypothetical 10% change in the Euro/U.S. dollar exchange rate would change our April 30, 2026 debt balance by approximately $33,264.

INTEREST RATE RISK – Based on our assumption of the Company’s floating-rate debt levels over the next 12 months, a one-percentage-point increase in interest rates (approximately 19.7% of our weighted-average interest rate at April 30, 2026) would result in an estimated $3,641 reduction in income before income taxes over a one-year period.

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

During the quarter ended April 30, 2026, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2026, the Company used $50,500 to purchase shares of common stock under its share repurchase authorization. The Company’s total remaining authorizations for common stock repurchases was $298,520 at April 30, 2026.

A summary of the Company’s share repurchases during the three months ended April 30, 2026 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
2/1/26 – 2/28/26	109,771	$99.60	109,771	$338,086
3/1/26 – 3/31/26	428,789	$92.27	428,789	$298,520
4/1/26 – 4/30/26	—	$—	—	$298,520
	538,560		538,560

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended April 30, 2026.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2026 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and (v) related notes to these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOR INDUSTRIES, INC.
(Registrant)

DATE:	June 3, 2026	/s/ Robert W. Martin
Robert W. Martin
President and Chief Executive Officer

DATE:	June 3, 2026	/s/ Colleen Zuhl
Colleen Zuhl
Senior Vice President and Chief Financial Officer