Form 10-K
period 2026-07-31
THOR INDUSTRIES INC
filed 2026-09-22
CIK 730263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2026
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
Yes  ☐    No  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2026 was approximately $5.612 billion based on the closing price of the registrant’s common shares on January 30, 2026, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant (ii) current executive officers of the registrant who are identified as “named executive officers” pursuant to Item 10 of the registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2026 and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common stock. The exclusion of such persons is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The number of shares of the registrant’s common stock outstanding as of September 16, 2026 was 51,614,361.
Documents incorporated by reference:
Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated, all Dollar and Euro amounts are presented in thousands except per share data.
ITEM 1. BUSINESS

General

Our Company was founded in 1980 and has grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. The Company manufactures a wide variety of RVs in the United States (“U.S.”) and Europe, and sells those vehicles, as well as related parts and accessories, primarily to independent, non-franchise dealers throughout the United States, Canada and Europe. We are incorporated in Delaware and are the successor to a corporation of the same name which was incorporated in Nevada on July 29, 1980. Our principal executive office is located at 2900 Independence Ct., Elkhart, Indiana 46514 and our telephone number is (574) 970-7460. Our Internet address is www.thorindustries.com. We maintain copies of our recent filings with the Securities and Exchange Commission (“SEC”), available free of charge, on our web site. Unless the context otherwise requires or indicates, all references to “THOR”, the “Company”, “we”, “our” and “us” refer to THOR Industries, Inc. and its subsidiaries.

Our principal North American recreational vehicle operating subsidiaries are Airstream, Inc. (“Airstream”), Jayco, Inc. (“Jayco”), Keystone RV Company (“Keystone”), K.Z., Inc. (“KZ”), Thor Motor Coach, Inc. (“Thor Motor Coach”) and Tiffin Motorhomes, Inc. (“Tiffin Motorhomes”).

Our European recreational vehicle operations include eight primary RV production locations producing numerous brands within Europe, including Buccaneer, Buerstner, Carado, Corigon, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore.

Our supply operations include Airxcel, Inc. ("Airxcel") and Postle Operating, LLC ("Postle").

North American Recreational Vehicles

For the fiscal years ended July 31, 2026, 2025 and 2024, THOR, through its operating subsidiaries, is the largest manufacturer of RVs in North America, by units sold and revenue, based on retail statistics published by Statistical Surveys, Inc. (“Stat Surveys”) and other reported data. Our North American operating subsidiaries are as follows:

Airstream

Airstream manufactures and sells premium quality travel trailers and motorhomes. Airstream travel trailers are distinguished by their rounded shape and bright aluminum finish and, in our opinion, constitute the most recognized product in the recreational vehicle industry. Airstream manufactures and sells travel trailers under the trade names Airstream Classic, Globetrotter, International, Tradewind, Flying Cloud, Caravel, Bambi, World Traveler and Basecamp. Airstream also sells the Interstate, Atlas and Rangeline series of Class B motorhomes.

Jayco

Jayco manufactures and sells conventional travel trailers, fifth wheels and motorhomes, and includes the operations of Jayco, Open Range, Heartland and Entegra Coach. Jayco manufactures and sells conventional travel trailers and fifth wheels under trade names such as Jay Flight, Jay Feather, Eagle and Pinnacle, and also manufactures Class A, Class C and Class B motorhomes under trade names such as Alante, Precept, Greyhawk and Redhawk. Open Range manufactures and sells conventional travel trailers and fifth wheels under trade names such as Colt, Range Lite and 3X. Heartland manufactures and sells conventional travel trailers and fifth wheels under trade names such as Prowler, North Trail and Big Horn. Entegra Coach manufactures and sells Class A, Class C and Class B motorhomes under trade names such as Odyssey, Esteem, Emblem and Insignia.

Keystone

Keystone manufactures and sells conventional travel trailers and fifth wheels and includes the operations of Keystone, Dutchmen and CrossRoads. Keystone manufactures and sells conventional travel trailers and fifth wheels under trade names such as Montana, Springdale, Hideout, Sprinter, Arcadia, Bullet, Fuzion, Raptor, Reign, Passport, Sprout, Cougar and Coleman, while the Dutchmen travel trailer and fifth wheel trade names include Kodiak, Aspen Trail, Astoria, Voltage and Colorado. CrossRoads manufactures and sells conventional travel trailers and fifth wheels under trade names such as Sunset Trail and Zinger and luxury fifth wheels under the trade name Redwood.

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

Thor Motor Coach

Thor Motor Coach manufactures and sells gasoline and diesel Class A, Class C and Class B motorhomes. Its products are sold under trade names such as ACE, Resonate, Hurricane, Windsport, Outlaw, Indigo, Luminate, Vegas, Axis, Rize, Scope, Sequence, Tellaro, Palladium, Talavera, Sanctuary, Tranquility, Four Winds, Chateau, Quantum, Echelon, Delano, Tiburon, Compass, Gemini, Magnitude, Omni, Inception, Pasadena, Inception HD, Pasadena SV, Palazzo, Riviera and Aria.

Tiffin Motorhomes

Tiffin Motorhomes manufactures and sells premium diesel and gasoline Class A, Class C and Class B motorhomes under trade names such as Allegro, Allegro Bay, Allegro Breeze, Allegro Bus, Allegro Red, Byway, GH1, GH2, GT1, GT2, Midas, Open Trail, Phaeton, Wayfarer and Zephyr.

European Recreational Vehicles

THOR, through its Erwin Hymer Group (“EHG”) operating subsidiary, is a leading manufacturer of recreational vehicles in Europe, according to statistics published by the Caravaning Industry Association e.V. (“CIVD”) and the European Caravan Federation (“ECF”).

Erwin Hymer Group

EHG manufactures motorized and towable recreational vehicles, including motorcaravans, campervans, urban vehicles and caravans in eight primary RV production locations within Europe. EHG produces and sells numerous brands primarily within Europe, such as Buccaneer, Buerstner, Carado, Corigon, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore. In addition, EHG’s operations include other RV-related products and services.

Supply

Airxcel

Airxcel, Inc. (“Airxcel”), through its operating divisions and subsidiaries (including Aqua-Hot, Cleer Vision Windows, Coleman-Mach, Dicor Products, InVision, Maxxair, MCD Innovations, Suburban, Synergy Design, United Shade, Velarium and Vixen Composites) manufactures a comprehensive line of high-quality RV-related products which they sell primarily to RV original equipment manufacturers as well as consumers via aftermarket sales through dealers and retailers.

Postle

Postle Operating, LLC (“Postle”) manufactures and sells aluminum extrusions and specialized component products to RV and other manufacturers.

Product Line Sales and Segment Information

The Company has three reportable segments: (1) North American Towable Recreational Vehicles, (2) North American Motorized Recreational Vehicles and (3) European Recreational Vehicles. The North American Towable Recreational Vehicles reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Jayco (towable), Keystone and KZ. The North American Motorized Recreational Vehicles reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (motorized), Thor Motor Coach and Tiffin Motorhomes. The European Recreational Vehicles reportable segment consists solely of the EHG business. EHG manufactures a full line of motorized and towable recreational vehicles, including motorcaravans, campervans, urban vehicles and caravans in eight RV production locations within Europe.

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

The table below sets forth the contribution of each of the Company’s reportable segments to net sales in each of the last three fiscal years:

	2026		2025		2024
	Amount	%	Amount	%	Amount	%
Recreational vehicles:
North American Towable	$3,176,687	33.1	$3,784,666	39.5	$3,679,671	36.6
North American Motorized	2,455,160	25.6	2,175,604	22.7	2,445,850	24.4
European	3,296,729	34.3	3,023,961	31.6	3,364,980	33.5
Total recreational vehicles	8,928,576	93.0	8,984,231	93.8	9,490,501	94.5
Other	976,976	10.2	859,609	9.0	781,927	7.8
Intercompany eliminations	(297,407)	(3.2)	(264,350)	(2.8)	(229,020)	(2.3)
Total	$9,608,145	100.0	$9,579,490	100.0	$10,043,408	100.0
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

Motorcaravans are similar to the Class A and Class C motorized products in the North American market. Motorcaravans include various types such as integrated, semi-integrated and alcove, and are generally constructed on light-duty truck chassis, supplied complete with engine and drivetrain components by chassis manufacturers such as Stellantis, Mercedes-Benz, Volkswagen and Ford. The main difference between European motorcaravans as compared to RVs in the North American market is that the focus in Europe is on lighter and smaller vehicles due to weight restrictions and driving license requirements.

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

A campervan is comparable to the Class B motorhome in the North American market. They are generally built on a Stellantis, Mercedes-Benz, Volkswagen or Ford panel van chassis which includes an engine, drivetrain components and a finished cab section. A constructed living area provides access to the driver’s compartment and attaches to the cab section. As they are smaller and more compact than typical motorcaravans, a campervan has the advantage of being easier to maneuver and easier to park.

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

Generally, our North American and European RV operating subsidiaries introduce new or improved lines or models of recreational vehicles each year. Changes typically include new sizes and floor plans, different decor or design features and engineering and technological improvements.

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

Marketing and Distribution

We sell our recreational vehicles primarily to independent, non-franchise dealers located throughout the United States, Canada and Europe. Each of our recreational vehicle operating subsidiaries sells to its own network of independent dealers, with many dealers carrying more than one of our product lines as well as products from other manufacturers. As of July 31, 2026, there were approximately 2,000 independent, non-franchise dealership locations carrying our products in the U.S. and Canada and approximately 1,100 dealership locations, of which two are Company-owned, carrying our products throughout Europe. We believe that the working relationships between the management and sales personnel of our operating entities and the independent dealers provide us with valuable information on customer preferences and the quality and marketability of our products.

Our European brands distribute their vehicles in Europe through dealer networks that offer various EHG brands covering all price segments in each region, generally avoiding brand overlap even in regions with two or more dealers that offer EHG brands. The European dealer base is comprised primarily of independent dealers, although EHG does operate two Company-owned dealerships. Approximately 44% of our independent European dealers sell EHG brands exclusively.

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

One dealer, FreedomRoads, LLC, accounted for approximately 13.0% of our consolidated net sales in fiscal 2026 and for approximately 14.0% and 14.0% in fiscal 2025 and fiscal 2024, respectively. This dealer also accounted for approximately 13.0% of the Company’s consolidated trade accounts receivable at July 31, 2026 and approximately 14.0% at July 31, 2025.

We generally do not finance dealer purchases. Most dealers are financed on a “floor plan” basis by an unrelated bank or financing company, which lends the dealer all, or substantially all, of the wholesale purchase price and retains a security interest in the vehicles purchased. As is customary in the recreational vehicle industry, we will generally execute a repurchase agreement with a lending institution financing a dealer’s purchase of our products upon the lending institution’s request. Repurchase agreements provide that, typically for a period of up to 18 months after a unit is financed and in the event of default by the dealer and notification from the lending institution of the dealer default, we will repurchase all of the applicable or qualifying dealer units repossessed by the lending institution for the amount then due, which is often less than 100% of the dealer’s cost. The risk of loss under repurchase agreements is spread over numerous dealers and is further reduced by the resale value of the units which we would be required to repurchase. Estimating the timing and volume of any potential future repurchase demands, and the related losses to the Company, is difficult and subject to uncertainty. The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2026 and July 31, 2025 were $3,315,731 and $3,484,235, respectively. Losses incurred related to repurchase agreements that were settled in fiscal 2026 and fiscal 2025 were not material and totaled $7,107 in fiscal 2024.

Backlog

The backlogs for our North American Towable, North American Motorized and European Recreational Vehicle segments as of July 31, 2026 and July 31, 2025, respectively, were as follows:

	July 31, 2026	July 31, 2025	Change Amount	% Change
Recreational vehicles
North American Towable	$916,584	$525,014	$391,570	74.6
North American Motorized	728,206	1,004,620	(276,414)	(27.5)
Total North America	1,644,790	1,529,634	115,156	7.5
European	1,653,970	1,525,592	128,378	8.4
Total	$3,298,760	$3,055,226	$243,534	8.0

The increase in total North American Recreational Vehicle backlog is primarily due to an increase in North American Towable backlog due to an increase in year-over-year orders for North American Towable products.

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

Backlog represents unfilled dealer orders on a particular day which can and do fluctuate on a seasonal basis. The manufacturing time in the recreational vehicle business is relatively short. Barring any significant and longer-term material supply constraints, the existing backlogs of the North American Towable, North American Motorized and European Recreational Vehicle segments are generally expected to be filled in the remainder of calendar 2026 and the first half of calendar 2027.

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

Regulation

In the countries where we operate and our products are sold, we are subject to various vehicle safety and compliance standards. Within the United States, we are a member of the RVIA, a voluntary association of recreational vehicle manufacturers which promulgates recreational vehicle safety standards in the United States. We manufacture recreational vehicles in accordance with these standards and, in turn, are permitted to place an RVIA seal on each of our North American recreational vehicles to certify that the RVIA’s standards have been met. We also comply with standards promulgated by the National Highway Traffic Safety Administration (“NHTSA”) in the U.S. and with similar standards within Canada as it relates to the safety of our products. We rely upon certifications obtained by chassis manufacturers with respect to compliance with applicable motorized vehicle emission control standards and work with chassis manufacturers to ensure they remain compliant with the United States Environmental Protection Agency (“EPA”) and state-specific requirements, including mandates on the production and sale of zero-emission vehicles and near-zero emission vehicles.

Our European recreational vehicles are subject to the European Union's vehicle type-approval framework and related technical standards, including vehicle safety requirements under the EU General Safety Regulation. Motorized vehicles produced by our European segment are built on chassis supplied by third-party manufacturers, and we rely on those manufacturers' certifications of compliance with applicable EU emission standards. Our products and operations in Europe are also subject to EU and member-state regulations governing chemicals and product content, including recently adopted restrictions on formaldehyde emissions from articles and vehicle interiors that phase in beginning in calendar 2026 and 2027.

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

Competition

The recreational vehicle industry is generally characterized by low barriers to entry. The recreational vehicle market is intensely competitive, with numerous other manufacturers selling products that compete directly with our products. We also compete against consumer demand for used recreational vehicles, particularly during periods of economic downturn, and against other forms of consumer leisure, outdoor or vacation spending priorities. We also experience a certain level of competition among our own operating subsidiaries. Increased activity in the market for used recreational vehicles may also impact manufacturers’ sales of new products and varies depending on the availability of, and the price differential of, used recreational vehicles compared to new units. Competition in the recreational vehicle industry is based upon price, design, value, quality and service. We believe that the price, design, value and quality of our products and the warranty coverage and service that we provide allow us to compete favorably for retail purchasers of recreational vehicles and consumer leisure spending. There are approximately 80 RV manufacturers in the U.S. and Canada, according to Stat Surveys and approximately 30 RV manufacturers across Europe according to CIVD.

Our primary RV competitors within the North American Towable and North American Motorized segments are Forest River, Inc. and Winnebago Industries, Inc. We are the largest recreational vehicle manufacturer in North America in terms of both units sold and revenue. According to Stat Surveys, for the six months ended June 30, 2026, THOR’s combined U.S. and Canadian market share based on unit retail sales was approximately 36.8% for travel trailers and fifth wheels combined and approximately 49.8% for motorhomes.

Our primary RV competitors within the European Recreational Vehicle segment are Trigano, Hobby/Fendt, Knaus Tabbert and various vehicle manufacturers. According to CIVD, EHG’s European market share for the six months ended June 30, 2026 based on unit retail sales was approximately 27.0% for motorcaravans and campervans combined and approximately 16.6% for caravans.

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

At July 31, 2026, we employed approximately 19,500 full-time employees worldwide, including approximately 11,900 full-time employees in the United States, of which approximately 2,000 were salaried, and approximately 7,600 full-time employees in Europe, of which approximately 3,800 were salaried. As of July 31, 2026, approximately 120 of our North American employees were represented by certified labor organizations. Our European-based operations are subject to employee contracts, works councils and/or certain other labor organizations. We believe that we maintain a good working relationship with our employees.

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

Competitive Pay and Benefits

We conduct our operations through subsidiaries located in various regions within the U.S. and Europe, each of which operates independently with its own unique culture. Competitive compensation and benefits packages are tailored to meet the specific needs and expectations of the employees at each of our operating subsidiaries with the goal of attracting and retaining the best talent.

Team Member Safety and Wellness

Our commitment to maintaining the health, safety and well-being of each of our team members is reflected in our safety culture. With the ultimate goal of eliminating workplace injuries and hazards, our approach to safety and wellness is supported by consistent and effective communication, the regular sharing of best practices and enhanced Corporate-led safety audits, in addition to both external and internal benchmarking. Each of our operating subsidiaries, in both the U.S. and Europe, has developed and maintained site-specific environmental health and safety plans that align with our overall goal of reducing risk and complying with safety laws, standards and regulations. We require all accidents, injuries, unsafe equipment and hazardous conditions or practices be reported immediately to management so the details can be reviewed to determine what, if any, additional safety measures are warranted to support team member health, safety and well-being.

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

ITEM 1A. RISK FACTORS

The following risk factors should be considered carefully together with the other information contained in this Annual Report on Form 10-K.

The risks and uncertainties described below are not the only ones we face and represent risks that management currently believes are material to the Company and its business. Additional risks and uncertainties not presently known to us or that we currently deem not material may also harm our business. If any of the following risks actually occur, our business, financial condition, results of operations or cash flows could be harmed.

MACROECONOMIC, MARKET AND STRATEGIC RISKS

RV industry sales volumes can be volatile as the industry is both cyclical and seasonal, making our business subject to significant fluctuations in production rates, sales, net income and stock price.

The RV industry has historically been characterized by cycles of growth and contraction in consumer demand, generally reflecting prevailing overall economic and market conditions (such as the level of inflation, interest rates and tariffs), consumer sentiment, consumer behavior and demographic conditions which affect disposable income for leisure-time activities. These changes can affect the RV industry suddenly and significantly. Consequently, the results of any prior period may not be indicative of results for any future period. Furthermore, if RV industry sales were to decline to levels significantly below our planning assumptions, the decline could have a substantial adverse effect on our financial condition, results of operations and cash flows.

In addition to the cyclicality of the RV industry, we have experienced, and expect to experience in future periods, significant variability in quarterly production rates, sales, net income and cash flows as a result of annual seasonality in our business. Because recreational vehicles are used primarily by vacationers and campers, demand, sales, profits and cash flows in the RV industry generally decline during the fall and winter months, while demand, sales, profits and cash flows are generally highest during the spring and summer months. Various factors, including economic conditions, desired dealer stocking levels, supply chain disruptions and constraints in the labor pool, have disrupted, and may disrupt in the future, the historical trends in the seasonality of our business in both North America and Europe.

Our business is structured, particularly in the United States, to align production rates and our cost structure to meet rapidly changing market conditions. However, if we are unable to ramp production and the corresponding workforce up or down quickly enough in response to rapid changes in demand, we may not be able to effectively manage our costs, which could adversely affect operating results, and we may also lose sales and market share.

The market price of our common stock may experience significant volatility due to factors both related and unrelated to our operating performance, including changes in economic and industry conditions, interest rates and credit availability, trade and regulatory developments, competitive activity, investor expectations regarding our growth and profitability and other events beyond our control. Our stock price may also reflect expectations regarding our strategic initiatives, dividend rate and stock repurchase activity. If we fail to meet these or other market expectations, the price of our common stock could decline significantly.

With our global footprint, macroeconomic, geopolitical and trade-related developments could materially adversely affect our business.

Due to the interconnectedness of the global economy, a financial crisis, economic downturn or recession, trade policy volatility, geopolitical tensions, armed conflicts, sanctions, export controls, natural disasters, public health emergencies or other significant events in one area of the world can have a sudden material adverse effect on global markets, international trade, supply chains and the regions in which we operate and sell our products. RV industry sales volume in our key markets can be volatile and could decline if there is a financial crisis, recession or significant geopolitical event. Our results of operations are generally sensitive to changes in overall economic, political and geopolitical conditions, including recessionary conditions, inflationary or deflationary pressures, changing trade policies, tariffs, sanctions, export controls, geopolitical fragmentation, restrictions on cross-border commerce, prolonged high unemployment, significant changes in energy availability or prices, consumer confidence, interest rates, restrictions or shortages of natural gas or other fuels, terrorism, military conflicts and other disruptions affecting the global economy. Historically, we have seen that in times of economic uncertainty, consumers who have less discretionary income generally defer spending on high-cost, discretionary products, such as RVs. In recent periods, we have seen demand for RVs remain depressed amid ongoing conflicts, inflation, persistently higher interest rates, political and trade policy uncertainty and numerous other macroeconomic indicators that have remained challenging in the regions in which we operate. If economic and political conditions worsen and RV demand continues to decline, our operating results and financial condition could be adversely affected.

The RV industry is highly competitive in both North America and Europe and our requirements as a public company may put us at a competitive disadvantage.

The RV industry is generally characterized by relatively low barriers to entry, which results in a highly competitive business environment. According to Stat Surveys and CIVD, respectively, there are approximately 80 RV manufacturers in the U.S. and Canada and approximately 30 RV manufacturers across Europe. Competition within the industry is based on price, design, value, quality, service, brand awareness and reputation, as well as other factors. Competitive pressures have, from time to time, resulted in reduced profit margins and/or market share. In periods of economic downturn, these competitive pressures can increase as RV manufacturers compete for a share of a smaller RV market. Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. In addition, as a public company, we are required to disclose certain information that may put us at a competitive disadvantage compared to certain of our competitors who are either privately owned or are not required to disclose specific industry-related information due to the immateriality of that information to their parent company’s consolidated operations.

Due to the anticipated long-term interest in the RV lifestyle, a number of start-up companies in North America, and certain automotive manufacturers, in both North America and Europe, have in the recent past entered the RV industry and introduced products that directly compete with our products. If existing or new competitors develop products that are superior to, more innovative than, achieve better consumer acceptance than or are offered at a lower net price to dealers than our products, our market share, sales volume and profit margins may be adversely affected. In addition, a number of our operating subsidiaries compete directly with each other.

We also compete against consumer demand for used recreational vehicles, particularly during periods of economic downturn. Increased availability of used recreational vehicles and significant price differences between new and used recreational vehicles, as a result of an economic downturn or otherwise, could have a material adverse effect on demand for our products and our results of operations. We also compete with other discretionary leisure and vacation alternatives. Changes in the availability or relative value of these alternatives could reduce demand for new recreational vehicles and adversely affect our sales and profitability.

Our success depends on our ability to develop, commercialize and market innovative products and technologies.

A key driver of our historical performance and growth has been our ability to maintain strong brands and develop and introduce innovative products at competitive costs that meet evolving consumer demand. Technological advances, changing consumer preferences and evolving governmental regulations may require us to modify our product offerings, including the continued development of lightweight, electric, hybrid, autonomous and connected recreational vehicles, as well as related digital services. The increasing integration of connected vehicle technologies, telematics and software-enabled features into our products may also expose us to additional product development costs, cybersecurity and data privacy risks, evolving regulatory requirements applicable to connected vehicles and potential liability associated with the performance, security or reliability of these technologies. Our ability to maintain or improve our market position depends on numerous factors beyond our control, including technological advancements, regulatory developments, infrastructure improvements (such as vehicle charging networks) and market acceptance of new technologies.

Successfully developing, manufacturing and commercializing new products and services requires significant investment and involves substantial uncertainty. Our investments in automation, product innovation and digital capabilities may not achieve their intended benefits or generate commercially successful products. New products may not achieve market acceptance, may reduce sales of existing products or may be introduced by competitors more successfully or at lower prices. If we fail to successfully develop, commercialize or adapt our products and services to evolving market conditions, our sales, profitability and competitive position could be materially adversely affected.

OPERATIONAL RISKS

Increases in the cost of raw materials and component parts could adversely affect our business, financial condition and results of operations.

Our manufacturing operations require substantial quantities of raw materials and component parts, including aluminum, lumber, petroleum-based products, chassis, electronics, appliances, furniture and other components. The prices of these materials and components are subject to volatility due to inflation, changes in supply and demand, tariffs and trade policies, energy costs, transportation costs, labor costs, currency fluctuations and other economic factors beyond our control. Our ability to recover higher costs depends on market conditions, consumer demand, competitive pricing pressures and dealer acceptance of price increases. In periods of weakened demand or heightened competition, we may be unable to fully recover increased costs through higher selling prices. In addition, sustained increases in the cost of raw materials or component parts, or our inability to timely recover those increases through pricing or other cost-saving initiatives, could reduce gross margins and profitability and materially adversely affect our net sales, results of operations, cash flows and financial condition.

We are highly dependent on our suppliers to deliver raw materials and component parts on a timely basis and in sufficient quantities to meet our production demands.

We depend on timely and sufficient delivery of raw materials and component parts from our suppliers. If there is a shortage of raw materials or component parts in our supply chain or a supplier is unable to deliver raw materials and component parts to us because of production issues, labor constraints, limited availability of materials, shipping problems or other reasons, the shortage may disrupt our operations or increase our cost of production. We are experiencing, and have in the past experienced, supply shortages and delivery delays of non-chassis raw material components in Europe, which adversely affects production efficiency and results in an elevated level of work in process inventory on hand compared to historical norms. Such conditions adversely affect net sales and financial results due to delays in completing units on the production line and carrying higher volumes of incomplete units than historical norms.

Raw materials and component parts are generally sourced from a number of suppliers that may lack: (1) the ability to meet our needs timely or completely, (2) the financial reserves or borrowing power to successfully manage through economic hardship or (3) the ability to financially support potential warranty or recall demands. Additionally, some of our suppliers have in the past discontinued, or could in the future discontinue, their business or the materials or component parts we currently acquire from them with little or no warning. If we are not adequately sourced for certain raw materials or key component parts, the discontinuation of even some smaller suppliers could have an adverse effect on our business.

Furthermore, certain raw materials and component parts are sourced from countries where we do not currently have operations. We rely on the free flow of goods through open and operational transportation routes and ports on a consistent basis for a portion of our raw materials and components. Changes in trade policy and resulting tariffs that have or may be imposed, along with port, production or other delays, have, in the past, and could, in the future, cause increased costs for, or shortages of, certain raw materials and components. We may not be able to source alternative supplies without incurring increased costs, or at all. If alternative sources of these raw materials and components are not readily available, our net sales, earnings and cash flows could be adversely affected.

The European RV industry is experiencing, and both the North American and European RV industries have in the recent past experienced, shortages of chassis for various reasons, including component shortages, production delays, capacity constraints, labor constraints and work stoppages at the chassis manufacturers. In the recent past, a number of our North American and European chassis suppliers experienced supply constraints of key components they required to manufacture chassis, including semiconductor chips, which limited their production of chassis. The reduced supply of chassis adversely affects our production rates and sales of motorized RVs, particularly in Europe. In addition, within our European operations, unpredictable deliveries of chassis by the chassis manufacturers have further adversely affected our results of operations due to missed sales and/or increased labor and overhead costs related to adjusting our own production schedules to accommodate the chassis received versus the chassis expected to be delivered. Such conditions adversely affect our results of operations.

Government regulations aimed at reducing emissions and increasing fuel efficiency that impact our motorized chassis suppliers could adversely affect their production capacity and cost structure, which could in turn adversely affect the supply of motorized chassis and/or result in increased input costs for our products. Government regulations could also accelerate the transition to hybrid or fully electric vehicles, which may impact our product offerings and increase the cost of motorized chassis. Such increases in cost could outweigh the perceived benefits to consumers, adversely affecting our sales mix and pricing, resulting in decreased sales and/or margins.

In addition, increased restrictions have been, and may in the future be, imposed on various products and chemicals utilized in the production of our vehicles. These include a class of chemicals known as per- and polyfluoroalkyl substances ("PFAS") and products containing, or capable of releasing, formaldehyde. PFAS are widely used in parts and materials that are incorporated into our products, and restrictions on PFAS may adversely affect our supply chain due to the potentially decreased availability, or unavailability, of PFAS-containing parts and materials. Likewise, many of the wood-based products, adhesives, and other materials used in our vehicle interiors can release formaldehyde. Recently adopted European Union restrictions establish formaldehyde emission limits for articles placed on the EU market after August 6, 2026 and for the interior of road vehicles placed on the EU market after August 6, 2027, and other jurisdictions, including the United States, impose similar formaldehyde emission standards on composite wood products. Compliance with these and similar future requirements may require changes to the materials we use, increase our material, testing and production costs, limit the availability of compliant materials from our suppliers or restrict our ability to sell certain products in affected markets, any of which could adversely affect our net sales, earnings and cash flows.

We rely on a small number of suppliers for certain key components, including chassis, and we may not be able to source these key components from alternative suppliers.

Certain key components are currently produced by only a small group of suppliers that have the capacity to supply large quantities, primarily (1) motorized chassis, where there are a limited number of chassis suppliers, and (2) doors, towable frames, slide-out mechanisms, axles and upholstered furniture for our recreational vehicles, where LCI Industries is a major supplier for these items within the North American RV industry.

Consolidation within our North American RV industry supplier base, including announced or future mergers, acquisitions or other strategic transactions involving significant key component suppliers, could reduce the number of available suppliers for certain products, increase supplier concentration, enhance the bargaining position of our suppliers, inhibit our ability to source components from alternative suppliers, and could result in increased component costs or inadequate supply. For example, in June 2026 Patrick Industries and LCI Industries, two of the largest component suppliers to the North American RV industry, announced a proposed merger which, if completed, would further increase supplier concentration within our industry. These conditions may result in decreased margins, higher wholesale product costs or limited production output, which could ultimately result in lower demand for our products, decreased sales and reduced operating results.

Our motorized chassis suppliers may need to substantially modify their product offerings to comply with regulations related to emissions, fuel economy, autonomous driving technology, environmental and other regulations, which could result in increased costs and/or a lack of adequate motorized chassis supply to us, which in turn may result in higher wholesale product input costs and decreased margins, which would have an adverse effect on our financial condition and results of operations.

In addition, as is standard in the industry, our arrangements with chassis and other suppliers are generally terminable at any time either by us or by the supplier. If we cannot obtain an adequate supply of chassis, raw materials or other key components, this would result in a decrease in our sales and earnings.

Product recalls, customer satisfaction actions and our recall obligations for both our products and for component parts supplied by vendors could adversely affect our financial condition and harm our reputation.

We provide warranties on the products we sell. These warranties vary depending on the type of product and geographic location of the sale; however, in general, our warranties promise, within certain specified time periods following a retail sale, that we will repair, replace or adjust parts on our products that are not performing within acceptable standards or tolerances. These warranties extend to some, but not all, of our vendor-supplied raw materials and component parts as well. Estimated warranty costs are accounted for at the time of product sale and adjusted on a quarterly basis to reflect our best estimate of the amounts necessary to settle existing and future claims on our products. An increase in actual warranty claim costs as compared to our estimates could result in increased warranty liabilities and expense, which could have an adverse effect on our earnings.

Government safety standards require manufacturers to remedy issues related to vehicle safety through safety recall campaigns, and we regularly engage in voluntary recalls when we determine our products may have a safety issue. Issues subject to recall include both materials and workmanship from our companies as well as component parts supplied by vendors, arising from their quality issues or otherwise. The costs of certain recall and customer satisfaction actions have been substantial in the past and future recalls or customer satisfaction actions to remedy issues in products previously sold could also be substantial and could have a material adverse effect on our financial condition and results of operations. In addition, multiple recalls to address safety or significant operating concerns could erode consumer confidence in our brands and adversely affect our reputation or the public perception and market acceptance of our products, resulting in lower sales and could adversely affect our business and results of operations. Although we maintain appropriate reserves for such recall contingencies, from time to time we have been and likely will again be faced with specific campaigns that result in material expense. To mitigate this risk, we endeavor to compel our suppliers to maintain appropriate levels of insurance coverage and agree to commercially reasonable indemnification requirements. Our efforts may not be successful and the failure of suppliers to maintain sufficient insurance coverage or provide meaningful indemnification protection could result in increased expense and adversely affect our financial condition and results of operations.

Our business and results of operations may be harmed if the frequency and size of product liability or other claims against us increase.

We are subject, in the ordinary course of business, to litigation involving product liability, consumer protection and other claims against us. In North America, we generally self-insure a portion of our exposure to product liability and certain other claims and also purchase product liability coverage above our self-insured retention. In Europe, we generally fully insure similar risks with insurance offering relatively low deductibles and premiums. Not all risks we face are covered by insurance, nor can we be certain that our insurance coverage will be sufficient to cover all future claims against us. Any material change in the aforementioned factors could adversely affect our operating results. Any increase in the frequency and/or size of claims, as compared to our experience in prior years, may cause the premiums that we are required to pay for insurance to increase significantly, may adversely affect future self-insured retention levels and may also increase the amounts we pay in punitive damages, not all of which are covered by our insurance policies.

While we record, and adjust on a quarterly basis, reserves for known claims or possible claims to reflect our best estimate of the amount necessary to settle the claim, litigation is inherently unpredictable and final adjudications may be materially worse than our estimate.

The loss of our largest independent dealer or an increase in independent dealer consolidations could have a material adverse effect on our business.

Sales to FreedomRoads, LLC accounted for approximately 13.0% of our consolidated net sales for fiscal 2026. During recent years, FreedomRoads, LLC has acquired a number of formerly independent RV dealerships. The leverage to negotiate better terms with us arising from FreedomRoads, LLC’s acquisitions or the loss of independent dealers could have a material adverse effect on our business. In addition, deterioration in the liquidity or creditworthiness of FreedomRoads, LLC could adversely affect our sales and accounts receivable and could, in the event of a financing default, trigger repurchase obligations under our repurchase agreements, which would have a significant adverse effect on our liquidity and results of operations.

Recently, a number of other U.S.-based independent dealers have acquired, and continue to acquire, formerly independent RV dealerships, resulting in further independent dealer concentration and improved negotiating leverage for these multi-location dealers. Continued consolidation in the U.S. independent dealer network could adversely affect our sales or gross margins and increase the concentration of our exposure under repurchase obligations related to these independent dealers.

A material portion of our revenue is derived from international sales.

Combined sales from the U.S. to foreign countries (predominantly Canada) and sales from our foreign subsidiaries to countries other than the U.S. (predominantly within the European Union) represented approximately 39.4% of THOR’s consolidated sales for fiscal 2026. Changes in U.S. trade policy, tariffs or other governmental actions may adversely affect customer demand, market conditions and perceptions of U.S.-based businesses in certain international markets. In addition, global political uncertainty poses risks of volatility in global markets, which could adversely affect our operations and financial results.

Factors affecting our non-U.S. sales have adversely affected our financial operating results in the past and are likely to recur in the future, at varying levels. These implications include foreign currency effects, tariffs, customs duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties and regulations, unexpected changes in regulatory or tax environments, disruptions in supply or distribution, dependence on foreign personnel and various employee work agreements, foreign governmental action, as well as economic and social instability. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries or unfavorable tax law changes.

Our U.S.-based subsidiaries have expenses and sales denominated in U.S. dollars. Sales by our U.S.-based subsidiaries into the Canadian market are subject to currency risk as devaluation of the Canadian dollar versus the U.S. dollar may adversely affect U.S.-dollar denominated sales into Canada. Our European-based subsidiaries primarily have Euro-denominated expenses, sales and assets, which are subject to changes in the Euro and U.S. dollar currency exchange rate. To offset a portion of this currency risk, the EHG acquisition was partially funded through a Euro-denominated Term Loan B, which provides an economic hedge. Fluctuations in foreign currency exchange rates in the future could have a material adverse effect on our reported revenues and results of operations.

We are also subject to additional foreign regulatory frameworks, in some cases, more stringent or complex than similar United States frameworks. These emerging regulations are likely to require significant resources and could increase our cost of doing business, restrict our ability to operate our business or execute our strategies, and result in fines, penalties, or reputational harm if we fail to comply with them.

We may not realize the anticipated benefits of strategic initiatives, including realignments or other reorganizational actions, and such initiatives may cause the Company to incur significant charges, disrupt our operations or harm our reputation.

We continually review and evaluate our business to identify strategic opportunities to make our operations more efficient and reduce costs. In doing so, we have taken, and may in the future undertake, strategic realignment actions including strategic reorganization measures, changes to our management, reporting or segment structure, reduced production rates to align with current and forecasted operating needs or brand rationalization actions within a market segment. Our plans for implementing such actions are generally in response to external RV industry market factors or internal cost saving and efficiency opportunities. These actions may also include employee separations, realignment of our operating footprint (e.g., plant closures) or other strategic actions. Such actions have caused, and may in the future cause, us to incur significant costs, record impairments or other charges, subject us to potential claims from employees or other counterparties, disrupt our operations, distract management from current operations, or harm our reputation. Further, we may not realize the expected benefits of such reorganizational actions (e.g., anticipated cost savings), such benefits may be delayed, or market dynamics or other factors may have evolved such that we cannot obtain the original intended results of an action.

Business acquisitions pose integration and other risks.

Our growth has been achieved both organically and through acquisition. Business acquisitions, including joint ventures and other equity investment arrangements, pose a number of risks, including integration risks, that may result in negative consequences to our business, financial condition or results of operations. The pace and significance of acquisitions and the nature and extent of integration of acquired companies, assets, operations, joint venture arrangements and other equity investment arrangements involve a number of related risks including:

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
•Risks related to acquisitions outside of our historical RV OEM operations, which may carry new and less understood operational challenges;

•The ability of our management teams to manage expanded operations, including international operations, to meet operational and financial expectations;
•The integration of departments and systems, including accounting systems, technologies, books and records, controls and procedures;
•The adverse effect on profitability if acquired operations, joint ventures or other equity investments do not achieve expected financial results or realize the synergies and other benefits expected;
•The potential loss of, or adverse effects on, existing business relationships with suppliers and customers;
•The assumption of liabilities of the acquired businesses, which could be greater than anticipated;
•The potential failure of our due diligence efforts to identify and properly evaluate risks or liabilities acquired or assumed in acquisition transactions;
•The potential adverse effect on available cash and/or future cash flows to support acquisitions, joint ventures or equity investments and related commitments; and
•The potential adverse effect on operating results if, in future periods, impairments of significant amounts of goodwill and other assets occur.

Cybersecurity incidents or technology disruptions could adversely affect our operations, financial condition and reputation.

Our business relies on information systems and other technology (“information systems”), including enterprise resource planning systems, cloud-based applications, software-as-a-service (“SaaS”) applications, managed technology services and other systems that are owned, operated, managed or hosted by third parties, to support aspects of our global business operations including procurement, supply chain management, manufacturing, engineering, design, distribution, invoicing, financial reporting, treasury activities, human resources, customer relationship management and other transactions with suppliers, financial institutions and third-party service providers. We also use information systems to accumulate, analyze and report our operational results. In connection with our use of information systems, we obtain, create and maintain confidential and personal information. Additionally, we rely upon information systems in our marketing and communication efforts. Due to our reliance on our information systems, we have established various levels of security as well as backup and disaster recovery procedures. Despite devoting significant resources to our cybersecurity program and business continuity plans, we are at risk for interruptions, outages and compromises of our information technology systems caused by cyber-attacks, including state-sponsored attacks, computer viruses, malware, ransomware, phishing attacks or breaches due to errors or misconduct by employees and others who have access, or gain access, to these systems. The occurrence of any of these events could compromise the confidentiality, operational integrity and accessibility of these systems and the data that resides within them and our business processes and operations may be adversely affected in the event of a substantial or prolonged disruption of service caused by such events.

We and others within the RV industry, including suppliers, dealers, cloud service providers, software vendors, managed service providers and other third-party technology providers, have been the target of cyber-attacks in the past, and such attacks are expected to continue and evolve in the future. While we continually employ capabilities, processes and other security measures designed to reduce and mitigate the risk of cybersecurity incidents and have requirements for our suppliers and service providers to do the same; we do not control the cybersecurity practices, operational resilience or business continuity of these third parties. A cybersecurity incident, operational failure, prolonged outage, software defect, service interruption or other disruption affecting one or more of our third-party technology providers could impair our ability to manufacture products, procure materials, process transactions, manage inventory, communicate with dealers and suppliers, access critical business information or prepare timely and accurate financial information. Moreover, a cybersecurity incident could harm our reputation, cause customers to lose trust in our security measures and/or subject us to regulatory actions or litigation, which may result in fines, penalties, judgments or injunctions.

The methods and technologies used to obtain unauthorized access to our information systems are constantly changing as are laws and regulations concerning data protection and privacy. Additionally, our increasing reliance on cloud environments and SaaS applications may increase our dependence on the availability, security and resilience of third-party technology providers. Any material failure by these providers to maintain appropriate security controls, system availability, disaster recovery capabilities or regulatory compliance could adversely affect our operations, financial reporting processes and business continuity. We employ capabilities, processes and other security measures we believe are reasonably designed to detect, reduce and mitigate the risk of cybersecurity incidents, however, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventive measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks, including the loss or disclosure of sensitive information. The misuse, unauthorized disclosure or unauthorized access of information could result in a violation of privacy laws, including the European Union’s General Data Protection Regulation (“GDPR”) and laws applicable in North America and the United States, which could in turn have a significant, adverse effect on our results of operations, as a result of fines, remediation costs or other direct or indirect ramifications.

Our success depends on our ability to attract, develop and retain qualified employees and key management personnel.

We depend on our ability to attract, develop and retain qualified hourly and salaried employees to support our operations. Competition for skilled employees can be intense, particularly during periods of high industry demand, and may require higher compensation and benefits costs. Evolving employee expectations and the introduction of new technologies may also require us to invest in employee development and enhance our compensation and benefit offerings. In addition, healthcare, workers’ compensation and other employee benefit costs may increase due to higher utilization, regulatory requirements or other factors. Furthermore, within our European-based operations, we incur significant costs with respect to employee benefits which are largely governed by country and regional regulations. New or revised governmental mandates may also cause our operating results and financial condition to suffer. If we are unable to attract, develop and retain qualified employees at a reasonable cost, our operations and financial results could be adversely affected.

We also rely on the knowledge, experience and skills of our executive management and key operating company personnel. Our continued success depends on our ability to attract and retain these employees and maintain effective succession plans. The loss of key personnel, particularly if suitable successors are not available, could adversely affect our business and results of operations.

Collective labor arrangements, additional unionization or work stoppages could increase our costs or disrupt our operations.

Most of our European-based operations are subject to collective labor agreements, works councils or unions, and a small number of our North American employees are represented by a labor union. These arrangements may increase labor costs or limit our ability to adjust staffing levels or working hours in response to market conditions. Additional unionization of our North American facilities could also increase costs or the risk of work stoppages.

We also depend on suppliers and transportation providers with unionized workforces. Strikes, work stoppages or other labor disruptions involving our employees or these third parties have in the past, and could in the future, disrupt the manufacture, sale or distribution of our products and adversely affect our business and results of operations.

Our business depends on the performance of independent, non-franchise authorized dealers and third-party transportation carriers.

We distribute all of our North American and the majority of our European products through a system of independent, non-franchise authorized dealers, many of whom sell products from competing manufacturers. As of July 31, 2026, we distributed our products to approximately 2,000 independent dealerships in the United States and approximately 1,100 independent dealerships in Europe. We depend on the capability of these independent dealers to develop and implement effective retail sales plans to create demand among retail consumers for the products that the dealers purchase from us. If our independent dealers are not successful in their sales efforts, then we may be unable to maintain or grow our revenues and meet our financial expectations. The geographic coverage of our independent dealers and their individual business conditions can affect the ability of our independent dealers to sell our products to consumers. If our independent dealers are unsuccessful, they may exit or be forced to exit the business or, in some cases, we may seek to terminate relationships with certain dealerships. As a result, we could face adverse consequences related to the termination of independent dealer relationships. In addition, ongoing consolidation of independent dealers, as well as the growth of large, multi-location dealers, has in the past and could in the future result in increased bargaining power on the part of these independent dealers.

Given the independent nature of the dealers who sell our products, they generally maintain control over which manufacturers, and which brands, they will do business with, often carrying more than one manufacturer’s products. Independent dealers can, and do, change the brands and manufacturers they sell. If our products are not perceived by independent dealers as being desirable and profitable for them to carry, the dealers may terminate or reduce their relationship with our operating subsidiaries or may drop certain of our brands, which would in turn adversely affect our sales and profit margins if we are unable to replace those dealers.

Our products are generally delivered to our independent dealers through a system of third-party transportation contractors. The network of carriers is limited, and in times of high demand and limited availability, we have experienced in the past, and could face again, the disruption of our distribution channel. If future health emergencies, military conflicts or other circumstances that inhibit transportation of our products emerge in the regions in which we operate or sell our products, the network of carriers we rely on may have difficulty finding drivers who are available and willing to deliver in those regions or governmental agencies or other actors may restrict movement of goods in those regions. The inability to timely deliver our products to our independent dealers could adversely affect our relationships with those dealers and adversely affect our sales and net income.

The concentration of our U.S. operations and certain key suppliers in northern Indiana exposes us to regional risks.

A majority of our U.S. operations and a number of our key suppliers are located in northern Indiana, where a significant portion of the North American RV industry is concentrated. As a result, regional labor shortages, natural disasters, public health emergencies or other disruptions could simultaneously affect our operations and supply chain, increase our costs or limit our ability to respond to changes in demand, which could adversely affect our results of operations.

Natural disasters and adverse weather conditions could adversely affect our operations and financial results.

Natural disasters and changes in seasonal weather conditions can have a significant effect on our operating and financial results. Demand for our products is generally stronger during the spring and summer months, and unfavorable seasonal weather conditions during these periods may reduce consumer demand. In addition, natural disasters and severe weather events, including flooding, tornadoes, severe winter storms and hail, may disrupt our manufacturing operations, damage facilities or inventory, interrupt our supply chain network, or otherwise adversely affect our ability to manufacture products. While we maintain property and business interruption insurance to address such events, our coverage may not be adequate to fully offset all losses or may not be available on commercially reasonable terms in the future. Long-term changes in climate and weather patterns, including rising temperatures, water scarcity and other chronic physical risks, could adversely affect our global manufacturing operations, which could, in turn, affect our ability to fulfill customer demand. Additionally, the chronic, physical risks of temperature increases, rising sea levels and other gradual changes to the climate could adversely affect global ecosystems. This impact could potentially threaten the availability and existence of camping and RV facilities, thereby potentially limiting the demand for our products and possibly impacting the future growth of our business.

LEGAL AND REGULATORY RISKS

More stringent privacy, data use, data protection and artificial intelligence laws and regulations as well as consumers’ heightened expectations to safeguard their personal information may have an adverse effect on our business.

We are subject to laws, rules and regulations in the United States and other jurisdictions (such as the European Union’s and the U.K.’s General Data Protection Regulation and the California Consumer Privacy Act) relating to the collection, use, cross-border transfer of data and security of personal information of consumers, employees or others, including laws that may require us to notify regulators and affected individuals of a data security incident. Existing and newly developed laws and regulations may contain broad definitions of personal information, are subject to change, uncertain interpretations by courts and regulators and may be inconsistent from state to state or country to country. Accordingly, complying with such laws and regulations may lead to a decline in consumer engagement or cause us to incur substantial costs to modify our business practices. Moreover, regulatory actions seeking to impose significant financial penalties for noncompliance and/or legal actions (including pursuant to laws providing for private rights of action by consumers) could be brought against us or our subsidiaries in the event of a data compromise, misuse of consumer information or actual or perceived noncompliance with data protection, privacy or artificial intelligence requirements.

The rapid evolution and increasing adoption of artificial intelligence (“AI”) technologies may further increase these risks and introduce additional legal, operational and cybersecurity challenges. We, and certain of our third-party service providers, may increasingly utilize AI-enabled technologies to support various business functions. The use of AI may create risks associated with inaccurate, incomplete or biased outputs; unauthorized disclosure of confidential, proprietary or personal information; infringement or misappropriation of intellectual property rights; cybersecurity vulnerabilities and evolving regulatory requirements governing the development, deployment and use of AI technologies. In addition, third-party AI tools and service providers may not operate in accordance with our expectations or applicable legal and regulatory requirements, and we may have limited visibility into or control over their development, training methodologies, security practices or use of data.

As AI technologies continue to evolve, existing and new laws, regulations and industry standards governing AI, automated decision-making, transparency, accountability and data usage may impose additional compliance obligations, require changes to our business practices or increase our operating costs. Although we may establish governance frameworks, policies, employee training and other controls designed to promote the responsible use of AI technologies, these measures may not prevent misuse, unauthorized use, inaccurate outputs, regulatory noncompliance or other unintended consequences. Any actual or perceived failure to appropriately govern the use of AI technologies by us or our third-party providers could adversely affect our operations, financial condition, reputation or results of operations.

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

Our U.S. operations are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “lemon laws.” U.S. federal and state, as well as various European laws and regulations, impose upon vehicle operators’ various restrictions on the weight, length and width of motor vehicles that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. U.S. federal and state, as well as various European, authorities impose environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect our business and operations. Numerous other U.S. and European laws and regulations affect a wide range of the Company’s activities. An allegation of or an investigation into potential violations of the laws and regulations to which our business or operations are subject could lead to significant penalties, including restraints on our export or import privileges, monetary fines, criminal or civil proceedings and regulatory or other actions that could materially adversely affect our operating results.

We are also subject, in the ordinary course of business, to litigation and claims arising from numerous labor and employment laws and regulations, including potential class action claims arising from alleged violations of such laws and regulations. Any liability arising from such claims would not ordinarily fall within the scope of our insurance coverages. An adverse outcome from such litigation could have a material adverse effect on results of operations.

Climate-related regulations and ongoing compliance requirements with chassis emissions standards designed to address climate change in both North America and Europe may result in additional disclosure requirements and compliance costs or limit the use of our products in certain areas.

Our operations and certain motorized products we sell are subject to rules limiting emissions and other climate-related regulations in certain jurisdictions where we operate or sell our products. The impacts of changing emissions and other related climate regulations (including revised emission standards applying to heavy-duty trucks by the EPA as well as zero-emission vehicle regulations such as the California Air Resources Board’s Advanced Clean Truck and Advanced Clean Fleet Regulations adopted in California and other U.S. jurisdictions) could result in different or more limited product offerings in those jurisdictions which may result in lower sales and significantly higher costs. Climate-related reporting regulations, such as the European Corporate Sustainability Reporting Directive and California SB 253/SB 261, in the various jurisdictions in which our products are produced, used and/or sold could result in additional material costs of compliance. In addition, our towable products are generally towed by vehicles that would also be subject to emissions and climate-related regulations. Concerns regarding climate change at numerous levels of government in various jurisdictions may lead to additional and potentially more stringent international, national, regional and local legislative and regulatory responses, and compliance with any new rules could be costly and difficult.

Climate change regulation combined with public sentiment could result in reduced demand for our products, higher energy and fuel prices or carbon taxes, limitations on where we can produce or sell our products, limitations on where our products can be used or other restrictions or costs, all of which could materially and adversely affect our business and results of operations.

Furthermore, we obtain motorized chassis from a number of different chassis suppliers who are required to comply with strict emission standards. As governmental agencies revise emissions or other regulatory standards, chassis manufacturers must modify their products to comply within prescribed timeframes. Compliance efforts, changing business priorities or strategic decisions by chassis manufacturers could delay the introduction of compliant chassis, reduce available production capacity, limit the types or variety of chassis offered to the recreational vehicle industry or increase chassis costs. In the past, certain chassis manufacturers have experienced challenges meeting regulatory requirements or supplying sufficient quantities of compliant chassis. Changes to chassis specifications or product offerings may also require modifications to our engineering, manufacturing and production processes, resulting in additional costs, production inefficiencies or delays. If chassis manufacturers discontinue or reduce production of chassis used in our products, limit the availability of certain chassis configurations or significantly increase prices, we may incur additional costs, experience production disruptions or be unable to offer certain products, which could materially adversely affect our net sales, results of operations, cash flows and financial condition.

Evolving stakeholder expectations and regulatory requirements relating to environmental, social and governance matters could adversely affect our business.

We are subject to increasing expectations from investors, consumers, employees, regulators and other stakeholders regarding environmental stewardship, social responsibility, corporate governance, business ethics and other sustainability-related matters. These expectations continue to evolve and may differ among stakeholder groups and jurisdictions. Failure to appropriately manage or communicate these matters, comply with applicable regulatory requirements or meet evolving stakeholder expectations could adversely affect our reputation, employee recruitment and retention, access to capital and operating results. For example, our RV products are powered by gasoline and diesel engines or are required to be towed by gasoline or diesel-powered vehicles. Government policies, evolving regulatory requirements, consumer preferences, investor expectations and broader market developments relating to environmental matters may affect demand for our products, increase compliance costs, influence access to capital or require changes to our products, operations or supply chain.

Various investors, customers, lenders, employees, regulators and other stakeholders may evaluate our environmental, social and governance practices using differing standards, methodologies or expectations. These expectations may continue to evolve and may differ across jurisdictions or stakeholder groups. Failure to satisfy these evolving expectations, or differences between our practices and external stakeholder expectations, could adversely affect our reputation, customer and business relationships, ability to attract and retain employees, access to capital and results of operations.

We may be unable to adequately protect our intellectual property, and third parties may assert that our products or technologies infringe their intellectual property rights.

Our brands, trade names, trademarks, patents and other proprietary rights are important to our business, and we rely on a combination of intellectual property registrations, contractual protections and enforcement actions to protect them. These measures may not be adequate to prevent infringement, dilution or other unauthorized use of our intellectual property, and enforcing our rights can be costly, time-consuming and ultimately unsuccessful, particularly in jurisdictions where legal protections are less robust. Failure to adequately protect our intellectual property could diminish the value of our brands and adversely affect our competitive position and results of operations.

In addition, third parties have asserted, and may in the future assert, claims that our products, components or technologies infringe their patents or other intellectual property rights. As our products increasingly incorporate connectivity, software and other digital technologies, we may also receive demands to license patents, including patents claimed to be essential to industry technology standards. Defending against these claims, regardless of merit, can be costly and divert management attention, and an adverse outcome could require us to pay damages or ongoing royalties, cease manufacturing or selling certain products, redesign products or components or obtain licenses on unfavorable terms, any of which could adversely affect our business, financial condition and results of operations.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our Amended and Restated Certificate of Incorporation, our Amended and Restated By-Laws and the Delaware General Corporation Law may have an anti-takeover effect and could delay, defer or prevent a merger, acquisition, tender offer or other change of control transaction that stockholders might consider in their best interests, including transactions that may involve a premium over the market price of our common stock.

These provisions provide for, among other things, the ability of our Board of Directors to issue one or more series of preferred stock without further stockholder action; advance notice for nominations of directors by stockholders and for stockholders to present matters to be considered at our annual meetings; limitations on convening special stockholder meetings; and a requirement that a director may be removed without cause, and that certain “business combinations” not approved by 75% of the directors then in office may be approved, only by the affirmative vote of the holders of 75% of our shares entitled to vote generally in the election of directors, voting as a single class. In addition, Section 203 of the Delaware General Corporation Law prohibits us from engaging in a “business combination” with an “interested stockholder” for three years after the time at which a person became an interested stockholder unless certain conditions are met.

These provisions could discourage, delay or prevent a third party from acquiring us or otherwise discourage transactions that stockholders may consider favorable. As a result, these provisions could limit opportunities for our stockholders to receive a premium for their shares.

FINANCIAL RISKS

Changes in tax rates, tax legislation or exposure to additional tax liabilities or tariffs could adversely affect our results of operations, cash flows, financial condition, dividend payments or strategic plans.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among, and the applicable tax rates in, these different jurisdictions. Tax rates in various jurisdictions in which we operate or sell our products may increase to fund existing or future governmental programs. The United States or other governmental authorities may adjust tax rates, impose new income or indirect taxes or revise interpretations of existing tax rules and regulations.

Our effective income tax rate could also be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in statutory rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. If our effective tax rate were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected, which, in turn, could adversely affect the availability of cash for dividend payments or our strategic plans.

In addition, the potential for the imposition of new or additional U.S. tariffs on imports as well as potential retaliatory tariffs or other measures other countries may impose on U.S. imports has increased under the current U.S. federal administration. These actions could increase our cost of goods sold and adversely affect our business and operating results. We may not be able to mitigate the effects of any tariffs without adversely affecting our competitive position and customer demand for our products. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also adversely affect our cost of materials, production processes and financial results.

As is customary in the RV industry, we have executed repurchase agreements with numerous lending institutions that finance certain of our independent dealers’ purchases of our products.

In accordance with customary practice in the RV industry, upon the request of a lending institution financing an independent dealer’s purchase of our products, we will generally execute a repurchase agreement with the lending institution. Repurchase agreements provide that, generally for a period of up to 18 months after a recreational vehicle is financed and in the event of default by the dealer, we will repurchase the recreational vehicle repossessed by the lending institution for the amount then due, which is usually less than 100% of the dealer’s cost. In addition to the obligations under these repurchase agreements, we may also be required to repurchase inventory in connection with dealer terminations in certain states in accordance with state laws or regulatory requirements.

The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is generally at a discount to the original sale price, is an expense to us. Thus, if we are obligated to repurchase a substantial number of recreational vehicles or incur substantial discounting to resell repurchased units in the future, we would incur increased costs and our profit margins, results of operations and cash flows would be adversely affected. In difficult economic times, this amount could increase significantly compared to historical periods.

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

Generally, independent recreational vehicle dealers finance their purchases of inventory with financing provided by lending institutions. A decrease in the availability of this type of wholesale financing, more restrictive lending practices or high costs of such wholesale financing has historically limited or prevented independent dealers from maintaining normalized levels of inventory, which led to reduced demand for our products, lower sales, higher discounts to stimulate sales and an adverse effect on our results of operations.

The impact of inflation on consumer confidence, which historically has been highly correlated with RV retail sales, and the impact of inflation on the availability of discretionary funds of our end consumers, combined with higher interest rates compared to previous years affecting both our independent dealers and end consumers, has had an adverse effect on demand for our products at both the wholesale and retail levels in recent periods. Ongoing elevated interest rates or future substantial or sudden increases in interest rates and decreases in the general availability of credit could have an adverse effect on our independent dealers and therefore on our business and results of operations. A decrease in the availability of consumer credit resulting from unfavorable economic conditions, or ongoing elevated interest rates or future additional increases in the cost of consumer credit, may cause consumers to reduce discretionary spending which could, in turn, reduce demand for our products and adversely affect our sales and profitability.

Two major floor plan financial institutions held approximately 50% of our products’ portion of our independent dealers’ total floored dollars outstanding at July 31, 2026. In the event that either of these lending institutions limit or discontinue dealer financing, we could experience a material adverse effect on our results of operations.

Our debt arrangements and provisions in our debt agreements may make us more sensitive to the effects of economic downturns.

As of July 31, 2026, total gross outstanding debt was $875,768, consisting of $353,405 outstanding on our term loan facility which matures on November 15, 2030; $500,000 of Senior Unsecured Notes due October 15, 2029 and $22,363 outstanding on other debt facilities with varying maturity dates through September 2032. Our loan documents contain restrictions that could prevent or restrict, in certain circumstances, operations, payment of dividends or incurrence of additional debt. In addition, we must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and the generation of annual cash flows in excess of certain amounts. Our level of debt impacts our profit before tax and cash flows as a result of the interest expense and periodic debt and interest payments. In addition, our level of indebtedness could limit our ability to raise additional capital, if necessary, or increase borrowing costs on future debt if we are unable to replace existing debt with comparable new debt and may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, requiring us to use a portion of our cash flows to repay indebtedness and placing us at a disadvantage compared to competitors with lower debt obligations.

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

Significant changes in market liquidity conditions and changes in our credit ratings could impact our access to future funding, if needed, and funding costs, which could adversely affect our earnings and cash flows. If general economic conditions deteriorate or capital markets are volatile, future funding, if needed, may be unavailable or insufficient. A debt crisis, particularly in the United States or Europe, could adversely affect currencies, global financial markets, social and political stability, funding sources, funding availability, funding costs, asset and obligation values, customers, suppliers, demand for our products and our operations and financial results. Financial market conditions could also adversely affect dealer or retail customer access to capital for purchases of our products and consumer confidence and purchase decisions, which could, in turn, reduce demand for our products and have an adverse effect on our financial condition and results of operations.

Our risk management and compliance processes may not be effective in identifying or mitigating all material risks.

We maintain enterprise risk management processes, governance structures, internal controls and compliance programs designed to identify, assess, monitor and mitigate risks across our business. However, these processes cannot anticipate, identify or mitigate every risk we may face and may not be effective under all circumstances. Rapidly evolving business conditions, emerging technologies, changes in laws and regulations, human error, misconduct by employees or third parties, or other unforeseen events may expose us to risks that are unidentified, underestimated or inadequately managed. If our enterprise risk management processes fail to identify or appropriately respond to material risks in a timely manner, our business, financial condition, results of operations or reputation may be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY RISK MANAGEMENT, STRATEGY AND GOVERNANCE

Risk Management and Strategy

While cybersecurity risk can never be eliminated entirely, we devote significant resources to our cybersecurity program that we believe is reasonably designed to mitigate our cybersecurity and information technology (“IT”) risks—which include, among others, unauthorized access to and misappropriation of our information, corruption of data, intentional or unintentional disclosure of confidential information, or disruption of operations. Cybersecurity risk management processes have been integrated into our overall risk management system, including our ERM process. Threats to our cyber/digital landscape are regularly identified and then assessed in terms of their potential business impact. Mitigation strategies are developed based on our assessment of the potential business impact (both quantitatively and reputationally) of the threat. Because a cybersecurity threat can have implications beyond IT, we draw on cross-functional expertise to determine the potential business impact and proportional mitigation efforts or solutions. This expertise may involve third-party resources with functional expertise related to the specific threat or business impact. As part of our risk management profile, we regularly review available cybersecurity data regarding our business partners (suppliers, dealers, third-party service providers and others) and regularly engage with them on risk mitigation efforts.

Internally, among other things, we perform penetration tests, internal tests/code reviews, and simulations using cybersecurity professionals to assess vulnerabilities in our information systems and evaluate our cyber defense capabilities. We also perform phishing and social engineering simulations with, and provide cybersecurity training for, personnel with access to our e-mail systems and assets.

When a cybersecurity incident is detected, our response is governed by our IT Security Incident Response Policy, providing a rigorous, standardized process to ensure efficacy of the response. In general, when a cybersecurity incident is identified, our policy requires an initial review and triage of the incident. When a cybersecurity incident is determined to be significant, it is brought to the attention of a cross-functional leadership team consisting of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Information Officer and General Counsel and is addressed by that team, along with other internal stakeholders, using processes that leverage subject-matter expertise from across the Company. As with risk mitigation, we may engage third-party advisors, from time to time, as part of our incident response and management process. As part of our risk mitigation efforts, we also maintain cybersecurity insurance to defray the costs of potential information security breaches.

In fiscal 2026, we did not identify any material cybersecurity threats, including as a result of any previous cybersecurity incident, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite the capabilities, processes, and other security measures we employ that we believe are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or may not accurately assess the risks of incidents, and such preventive measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks. Moreover, we, our suppliers and our dealers have been the target of cybersecurity incidents in the past and may be subject to such incidents in the future. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

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

ITEM 2. PROPERTIES

As of July 31, 2026, worldwide we owned or leased approximately 23,022,000 square feet of total manufacturing plant and office space. We believe that our present facilities, consisting primarily of steel clad, steel or wood frame and masonry construction, and the machinery and equipment contained in these facilities, are generally well maintained and in good condition. We believe that our facilities are suitable and adequate for their intended purposes and that we would be able to obtain replacements for our leased premises at acceptable costs should our leases not be renewed.

The following table describes the location, number and size of our principal manufacturing plants and other materially important physical properties as of July 31, 2026:

Locations – Applicable Segment(s)	Owned or Leased	No. of Buildings	Approximate Building Area Square Feet
United States:
Indiana – North American Towable Segment	Owned	57	4,013,000
Indiana – North American Towable and Motorized Segments	Owned	36	3,019,000
Indiana – North American Motorized Segment	Owned	17	1,150,000
Indiana – Corporate, North American Towable and Motorized Segments	Owned	24	1,555,000
Indiana – Other	Owned	8	1,044,000
Indiana – Other	Leased	15	888,000
Indiana Subtotal		157	11,669,000
Ohio – North American Towable and Motorized Segments	Owned	13	1,336,000
Alabama – North American Motorized Segment	Owned	26	900,000
Alabama – North American Motorized Segment	Leased	2	23,000
Mississippi – North American Motorized Segment	Owned	8	240,000
Mississippi – North American Motorized Segment	Leased	3	162,000
Michigan – North American Towable Segment	Owned	1	148,000
Michigan – Other	Owned	1	10,000
Michigan – Other	Leased	4	270,000
Idaho – North American Towable Segment	Owned	4	409,000
Oregon – North American Towable Segment	Owned	5	371,000
Other United States – Other	Owned	3	617,000
Other United States – Other	Leased	3	109,000
Other Subtotal		73	4,595,000
United States Subtotal		230	16,264,000
Europe:
Germany – European Segment	Owned	90	4,603,000
Germany – European Segment	Leased	27	344,000
Italy – European Segment	Owned	5	609,000
Italy – European Segment	Leased	4	184,000
Italy – Other	Leased	1	118,000
France – European Segment	Owned	6	313,000
Poland – European Segment	Owned	1	318,000
United Kingdom – European Segment	Owned	6	269,000
Europe Subtotal		140	6,758,000
Total		370	23,022,000

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

A product recall was issued in late fiscal 2021 related to certain purchased parts utilized in certain of our products, and an accrual to cover anticipated costs was established at that time. During fiscal 2022 through fiscal 2025, the accrual was adjusted quarterly based on developments involving the recall, including our expectations regarding the extent of vendor reimbursements and the estimated total cost of the recall. The Company has been reimbursed by the suppliers of the products for a portion of the costs incurred related to this recall and as of July 31, 2026 it is fully resolved.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock, par value $0.10 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”) under the symbol “THO.”

Holders

As of September 16, 2026, the number of holders of record of the Common Stock was 118.

Dividends

In fiscal 2026, we paid a $0.52 per share dividend for each fiscal quarter. In fiscal 2025, we paid a $0.50 per share dividend for each fiscal quarter.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2026, the Company used $34,346 to purchase shares of common stock under its share repurchase authorizations. The Company’s total remaining authorization for common stock repurchases was $264,174 at July 31, 2026.

A summary of the Company’s share repurchases during the three months ended July 31, 2026 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
5/1/26 – 5/31/26	—	$—	—	$298,520
6/1/26 – 6/30/26	386,308	$78.26	386,308	$268,288
7/1/26 – 7/31/26	56,704	$72.56	56,704	$264,174
	443,012		443,012

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

The discussion below is a comparison of the results of operations and changes in financial condition for the fiscal years ended July 31, 2026 and 2025. The comparison of, and changes between, the fiscal years ended July 31, 2025 and 2024 can be found within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, as filed with the SEC on September 24, 2025.

Executive Summary

We were founded in 1980 and have grown to become the largest manufacturer of recreational vehicles (“RVs”) in the world based on units sold and revenue. We are also the largest manufacturer of RVs in North America, and one of the largest manufacturers of RVs in Europe. In North America, according to Stat Surveys, for the six months ended June 30, 2026, THOR’s current combined U.S. and Canadian market share based on units was approximately 36.8% for travel trailers and fifth wheels combined and approximately 49.8% for motorhomes. In Europe, according to the ECF, EHG’s current market share for the six months ended June 30, 2026 based on units was approximately 27.0% for motorcaravans and campervans combined and approximately 16.6% for caravans.

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

We generally have financed our growth through a combination of internally generated cash flows from operations and, when needed, outside credit facilities. Capital acquisitions of $154,632 in fiscal 2026 were primarily purchases of land, production building additions and improvements and replacements of machinery and equipment used in the ordinary course of business. See Note 2 to the Consolidated Financial Statements for capital acquisitions by segment. The impact of consumer confidence, which historically has been highly correlated with RV retail sales, and the impact of inflation on the availability of discretionary funds of our end consumers, combined with higher interest rates compared to recent years impacting both our independent dealers and the end consumer, had a negative impact on demand for our products at both the wholesale and retail levels during fiscal 2026, particularly in North America, and are expected to continue to impact the remainder of calendar year 2026. These risks to our business are more fully described in Part I, Item 1A “Risk Factors” of this Report.

Significant Fiscal 2026 and Fiscal 2025 Events

Restructuring Activities

During fiscal year 2026 and fiscal year 2025, the Company embarked upon numerous and varied restructuring initiatives that impacted the majority of its operations across all reportable segments in efforts to streamline operations and improve labor efficiencies. See Note 17 to the Consolidated Financial Statements for additional information regarding these restructuring activities.

Tax Reform

The One Big Beautiful Bill Act (“OBBB”) was signed into law on July 4, 2025. The OBBB includes a broad range of tax reform provisions affecting businesses including, but not limited to, 100% bonus depreciation, expensing of U.S.-based research and development costs, interest expense deduction limitations and changes to international tax provisions. The most relevant impact to the Company for fiscal 2025 was the 100% bonus depreciation for qualified property placed in service after January 19, 2025. The other relevant provisions of the OBBB impact the Company in fiscal years 2026 and 2027. For fiscal year 2026, the Company had the option to accelerate its previously capitalized and unamortized U.S. research and development costs over a one or two-year period, and elected to accelerate and deduct all such costs in fiscal year 2026. Changes to the international provisions will impact the Company in fiscal year 2027.

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

North American RV independent dealer inventory of our North American RV products as of July 31, 2026 decreased 12.7% to approximately 64,000 units from approximately 73,300 units as of July 31, 2025.

As of July 31, 2026, we believe North American dealer inventory levels for most products are generally in line with the levels that dealers are comfortable stocking given the current retail sales levels and associated carrying costs. We believe dealers will continue to closely evaluate the unit stocking levels that they will elect to carry in future periods, which may be less than historical unit stocking levels, due to a combination of factors such as current retail activity, current RV wholesale prices as well as current interest rates and other carrying costs.

THOR’s total North American RV backlog as of July 31, 2026 increased $115,156, or 7.5%, to $1,644,790 from $1,529,634 as of July 31, 2025. The increase in backlog is primarily a result of an increase in year-over-year orders for North American Towable products.

North American Industry Wholesale Statistics

Key wholesale statistics for the North American RV industry, as reported by RVIA for the periods indicated, are as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,		Increase	%
	2026	2025	(Decrease)	Change
North American Towable units	143,149	172,041	(28,892)	(16.8)
North American Motorized units	20,495	18,664	1,831	9.8
Total	163,644	190,705	(27,061)	(14.2)

In June 2026, RVIA issued a revised forecast for calendar year 2026 North American wholesale unit shipments. Under RVIA's most likely scenario, towable and motorized unit shipments are projected to be approximately 277,400 and 36,600, respectively, for an annual total of approximately 314,000 units, a decrease of 8.2% from the 2025 calendar year wholesale shipments. The RVIA most likely forecast for calendar year 2026 could range from a lower estimate of approximately 300,000 total units to an upper estimate of approximately 328,100 units.

North American Industry Retail Statistics

We believe that retail demand is the key to growth in the North American RV industry.

Key retail statistics for the North American RV industry, as reported by Stat Surveys for the periods indicated, are as follows:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,		Increase	%
	2026	2025	(Decrease)	Change
North American Towable units	141,177	167,010	(25,833)	(15.5)
North American Motorized units	17,853	19,687	(1,834)	(9.3)
Total	159,030	186,697	(27,667)	(14.8)

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

Company North American Wholesale Statistics

The Company’s North American wholesale RV shipments, for the six months ended June 30, 2026 and 2025, to correspond with the industry wholesale periods noted above, were as follows:

	U.S. and Canada Wholesale Unit Shipments
	Six Months Ended June 30,		Increase	%
	2026	2025	(Decrease)	Change
North American Towable units	49,853	66,101	(16,248)	(24.6)
North American Motorized units	10,569	9,947	622	6.3
Total	60,422	76,048	(15,626)	(20.5)

Company North American Retail Statistics

Retail statistics of the Company’s North American RV products, as reported by Stat Surveys, for the six months ended June 30, 2026 and 2025, to correspond with the industry retail periods noted above, were as follows:

	U.S. and Canada Retail Unit Registrations
	Six Months Ended June 30,		Increase	%
	2026	2025	(Decrease)	Change
North American Towable units	50,909	63,821	(12,912)	(20.2)
North American Motorized units	8,889	9,543	(654)	(6.9)
Total	59,798	73,364	(13,566)	(18.5)

Note: Data reported by Stat Surveys is based on official state and provincial records. This information is subject to adjustment, is continuously updated and is often impacted by delays in reporting by various states or provinces.

North American Outlook

Historically, RV industry sales have been impacted by a number of economic conditions faced by RV dealers, and ultimately retail consumers, such as the level of consumer confidence, the rate of unemployment, the rate of inflation, the disposable income of consumers, interest rates, credit availability, the health of the housing market, tax rates and fuel availability and prices. We believe these factors will continue to affect retail sales in fiscal 2027. In addition, due to the impact of inflationary pressures, including the impact from tariffs and the Iran conflict, current interest rates, retail sales trends and other factors, we believe that RV dealers will be continuously reevaluating their desired stocking levels, which may result in lower than historical dealer inventory stocking levels on a unit basis. It is difficult to predict the extent to which any or all of these factors will impact the RV industry or our business in a particular future period; however, we currently believe the remainder of calendar 2026, and potentially beyond, will continue to be negatively impacted by these factors. In particular, elevated fuel prices resulting from the ongoing Iran conflict and the related disruption of shipping through the Strait of Hormuz may negatively impact retail demand for our products.
Despite the continuing near-term challenges, we remain optimistic about the future of North American retail sales in the long term, as there are many factors driving product interest. Surveys conducted by THOR, RVIA and others show that Americans of all generations love the freedom of the outdoors and the enrichment that comes with living an active lifestyle. RVs allow people to be in control of their travel experiences, going where they want, when they want and with the people they want. The RV units we design, produce and sell allow people to spend time outdoors pursuing their favorite activities, creating cherished moments and deeply connecting with family and friends. Based on the ongoing value consumers place on these factors, we expect to see long-term growth in the North American RV industry. We believe many consumers who were exposed to the industry for the first time over the last few years will become future owners once general economic conditions improve, and that those who became first-time owners since the onset of the pandemic will become long-term RVers, resulting in future repeat and upgrade sales opportunities. We also believe many consumers prefer vacations that RVs are uniquely positioned to provide, allowing consumers the ability to explore or unwind, often close to home. In addition, we believe that the availability of camping and RV parking facilities will be an important factor in the future growth of the industry and view both the significant recent investments and the committed future investments by campground owners, states and the federal government in camping facilities and accessibility to state and federal parks and forests to be positive long-term factors.

Economic and industry-wide factors that have historically affected, and which we believe will continue to affect, our operating results include the costs of commodities, the availability of critical supply components and labor costs incurred in the production of our products. Material and labor costs are the primary factors determining our cost of products sold, and past and future increases in raw material or labor costs have had, and will continue to have, a negative impact on our profit margins if we are unable to offset those cost increases through a combination of product recontenting, material sourcing strategies, efficiency improvements or raising the selling prices for our products by corresponding amounts. During fiscal 2026, we intentionally did not fully pass along cost increases we incurred, including tariff-related costs, relative to raw material input costs in an effort to manage end-consumer affordability of our products. Our margins were negatively impacted as a result and will continue to be negatively impacted if we are unable to share the burden of future inflationary cost increases across the RV supply chain.

We are actively managing our response to the imposition and effect of U.S. tariffs on imports, including: (i) the impact of the opinion by the U.S. Supreme Court issued in February 2026 holding that the International Emergency Economic Powers Act ("IEEPA") does not authorize the imposition of tariffs; (ii) the court-ordered process for refunding tariffs previously collected under IEEPA; (iii) the temporary 10% global tariff imposed under Section 122 of the Trade Act of 1974 that was in effect from late February 2026 until its expiration in late July 2026 and remains subject to ongoing legal challenges; and (iv) the potential imposition of new tariffs under other statutory authorities, including tariffs that may result from pending investigations under Section 301 of the Trade Act of 1974. We are also monitoring retaliatory tariffs or other measures that certain other countries have already imposed or may impose on U.S. imports into those countries, which may increase our material costs, disrupt our supply of materials or negatively impact our sales into other countries.

Our fiscal 2026 results were impacted by tariffs both through higher component costs and our inability to pass on certain cost increases to dealers in the form of higher product pricing due to the need to maintain affordability for our dealers and end customers. This impact of tariffs on our fiscal 2026 results was initially mitigated, to some degree, by the timing of, and changes in, both the announced tariff rates and their effective dates and our engagement with our vendors regarding the extent and timing of any resultant cost increases, but increased as fiscal 2026 progressed. While we anticipate that tariffs will continue to affect our business and financial results, there is significant uncertainty as to the ultimate impact tariffs and tariff-related matters may have on our business and our fiscal 2027 results given the rapidly changing environment surrounding tariffs and related trade policy developments, including the recent developments between the U.S. and Canada.

As an additional consideration, with the exception of Airxcel, Inc. and its subsidiaries, our operating subsidiaries generally do not import products or components directly, but rather purchase them through third-party vendors, meaning we do not have complete visibility regarding the timing or impact of tariffs on the pricing of those components.

Nonetheless, we have taken and continue to take a number of affirmative steps. We are actively engaging our vendors regarding the timing and extent of any tariff pass-through costs, including challenging pass-through charges that we believe are not properly supported, and, where possible, are sourcing components from alternative, lower-priced suppliers. With respect to tariffs imposed under the IEEPA, which the U.S. Court of International Trade has ordered U.S. Customs and Border Protection ("CBP") to refund following the Supreme Court's decision, we have filed refund claims with CBP for tariffs we paid as the importer of record and are pursuing recovery from third-party vendors that passed tariff costs through to us on imports for which they were the importer of record. The ultimate amount and timing of any refunds or supplier recoveries remain uncertain and will depend on the resolution of the matters described above, including the implementation of the Supreme Court’s February 2026 decision, related agency and judicial proceedings, and the outcome of our discussions with vendors.

Historically, we have generally been able to offset net cost increases over time. However, given the size and nature of the tariffs implemented since early calendar 2025, and the anticipated size and nature of any future tariffs, it is more difficult and less desirable for us to pass on the full impact of tariff increases immediately as we are conscious of the impact such offset likely would have on the retail consumer and their demand for our products.

It is extremely difficult to predict when or whether future supply chain issues related to chassis or other components used in the production of RVs will arise, especially when considering the impact of tariffs, the ongoing Iran conflict and the related disruption of shipping through the Strait of Hormuz, regulatory changes or supply chain constraints on the availability of chassis or other components. Modifying available chassis for certain motorized products to use for other products is generally not a viable alternative, particularly in the short term, due to engineering requirements. Uncertainties related to changing state and federal emission standards may also negatively impact the availability of chassis used in our production of certain North American motorized RVs and could also impact consumer buying patterns. The North American recreational vehicle industry has, from time to time in the past, experienced shortages of chassis for various reasons, including component shortages, production delays or other production issues and work stoppages at the chassis manufacturers.

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

European RV Industry

The Company monitors industry conditions in the European RV market using a number of resources including its own performance tracking and modeling. The Company also considers retail trends in the European RV market as reported by the ECF and its members. On a monthly basis, the Company receives OEM-specific reports for most of the individual member countries that make up the ECF through CIVD. The timing of these reports may vary, but typically they are issued on a one-to-two-month lag. While most countries provide OEM-specific information, the United Kingdom, which made up 14.1% and 8.9% of the caravan and motorcaravan (including campervans) European market, respectively, for the six months ended June 30, 2026, does not provide OEM-specific information. Industry wholesale shipment data for the European RV market is not available.

Within Europe, over 90% of our sales are made to dealers within 10 different European countries. The market conditions, as well as the operating status of our independent dealers within each country, vary based on the various local economic and other conditions. It is inherently difficult to generalize about the operating conditions within the entire European region.

Independent dealer inventory of our European RV products as of July 31, 2026 was approximately 20,500 units as compared to approximately 22,200 units as of July 31, 2025. In both Germany, which accounts for approximately 60% of our European product sales, and in the other various countries we serve, independent RV dealer inventory levels of our motorized and campervan European products are generally in line with historical seasonal levels, while urban vehicle and caravan inventory remains slightly elevated, but improving.

Our European Recreational Vehicle backlog as of July 31, 2026 increased $128,378, or 8.4%, to $1,653,970 compared to $1,525,592 as of July 31, 2025.

European Industry Retail Statistics

Key retail statistics for the European RV industry, as reported by the ECF for the periods indicated, are as follows:

	European Unit Registrations
	Motorcaravan and Campervan (2)			Caravan
	Six Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
OEM Reporting Countries (1)	85,530	82,836	3.3	25,317	24,909	1.6
Non-OEM Reporting Countries (1)	12,127	12,315	(1.5)	5,903	6,393	(7.7)
Total	97,657	95,151	2.6	31,220	31,302	(0.3)
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

Company European Retail Statistics

	European Unit Registrations (1)
	Six Months Ended June 30,		Increase	%
	2026	2025	(Decrease)	Change
Motorcaravan and Campervan	23,118	21,572	1,546	7.2
Caravan	4,214	4,307	(93)	(2.2)
Total OEM-Reporting Countries	27,332	25,879	1,453	5.6
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

The impact of current macroeconomic factors on our business, including consumer confidence, inflation and interest rates, environmental and sustainability regulations and geopolitical events, is uncertain. Our outlook for future European RV retail sales depends upon the various economic and regulatory conditions in the respective countries in which we sell our products. End-customer demand for RVs depends strongly on consumer confidence. In addition, factors such as the rate of unemployment, the rate of inflation, private consumption and investments, the level of disposable income of consumers, interest rates, the health of the housing market, tax rates and regulatory restrictions and, since the pandemic, travel safety considerations all influence retail sales. In the short term, we expect to experience relatively stable market volume, but ongoing pressure on net sales prices and gross margins due to the current economic environment is expected to continue, partly due to the negative impact of material cost increases, in part as a result of the current situation in the Strait of Hormuz. Our long-term outlook for future growth in European RV retail sales remains optimistic due to favorable demographic trends and due to more people utilizing RVs as a way to support their lifestyle in search of independence and individuality, as well as using the RV as a multi-purpose vehicle to escape urban life and explore outdoor activities and nature.

We and our independent European dealers market our European recreational vehicles through multiple avenues including at numerous RV fairs at the country and regional levels which occur throughout the calendar year. These fairs have historically been well-attended events that allow retail consumers to see the newest products, features and designs and to talk with product experts in addition to being able to purchase or order an RV. The most recent major industry fair, the 2026 Caravan Salon show in Düsseldorf in September 2026, was once again well attended and yielded strong sales, which demonstrates a sustained high level of interest in the RV lifestyle. In addition to our attendance at various strategic trade fairs, we continue to strengthen and expand our digital activities to reach high potential target groups, generate leads and steer customers directly to dealerships. With approximately 1,100 active independent dealers in Germany and throughout Europe with whom we do business, we believe our European brands have one of the strongest and most professionally structured dealer and service networks in Europe.

Economic or industry-wide factors affecting our European RV operating results include the availability and costs of commodities and component parts and the labor used in the manufacture of our products. Labor agreements and various governmental regulations are primary drivers in the cost of our labor force and impact how and when we can adjust our labor force to align with changing production needs. Adjusting our full-time workforce downwards in most of the locations where we operate in Europe generally results in negotiated separation costs, which may be material depending on the size of the workforce reduction. Raw material and labor costs are the primary factors determining our cost of products sold, and increases in raw material or labor costs have negatively impacted, and are expected to continue to, negatively impact our profit margins. Historically, we have generally been able to offset net cost increases over time, however, given the current economic environment, it is more difficult and likely less desirable for us to pass on the full impact of rising material costs as we are conscious of the impact such increases likely would have on the retail consumer and their demand for our products.

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

RESULTS OF OPERATIONS
FISCAL 2026 VS. FISCAL 2025

	FISCAL 2026	FISCAL 2025	Change Amount	% Change
NET SALES:
Recreational vehicles
North American Towable	$3,176,687	$3,784,666	$(607,979)	(16.1)
North American Motorized	2,455,160	2,175,604	279,556	12.8
Total North America	5,631,847	5,960,270	(328,423)	(5.5)
European	3,296,729	3,023,961	272,768	9.0
Total recreational vehicles	8,928,576	8,984,231	(55,655)	(0.6)
Other	976,976	859,609	117,367	13.7
Intercompany eliminations	(297,407)	(264,350)	(33,057)	(12.5)
Total	$9,608,145	$9,579,490	$28,655	0.3

# OF UNITS:
Recreational vehicles
North American Towable	95,045	119,790	(24,745)	(20.7)
North American Motorized	19,288	17,153	2,135	12.4
Total North America	114,333	136,943	(22,610)	(16.5)
European	45,623	44,445	1,178	2.7
Total	159,956	181,388	(21,432)	(11.8)

		% of Segment Net Sales		% of Segment Net Sales
GROSS PROFIT:
Recreational vehicles
North American Towable	$356,577	11.2	$496,976	13.1	$(140,399)	(28.3)
North American Motorized	215,850	8.8	210,634	9.7	5,216	2.5
Total North America	572,427	10.2	707,610	11.9	(135,183)	(19.1)
European	443,683	13.5	460,319	15.2	(16,636)	(3.6)
Total recreational vehicles	1,016,110	11.4	1,167,929	13.0	(151,819)	(13.0)
Other, net	196,520	20.1	172,712	20.1	23,808	13.8
Total	$1,212,630	12.6	$1,340,641	14.0	$(128,011)	(9.5)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$221,454	7.0	$256,536	6.8	$(35,082)	(13.7)
North American Motorized	130,004	5.3	124,715	5.7	5,289	4.2
Total North America	351,458	6.2	381,251	6.4	(29,793)	(7.8)
European	327,621	9.9	306,254	10.1	21,367	7.0
Total recreational vehicles	679,079	7.6	687,505	7.7	(8,426)	(1.2)
Other, net	89,166	9.1	81,517	9.5	7,649	9.4
Corporate	135,151	—	153,532	—	(18,381)	(12.0)
Total	$903,396	9.4	$922,554	9.6	$(19,158)	(2.1)

	FISCAL 2026	% of Segment Net Sales	FISCAL 2025	% of Segment Net Sales	Change Amount	% Change
INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towable	$147,329	4.6	$247,012	6.5	$(99,683)	(40.4)
North American Motorized	74,163	3.0	85,343	3.9	(11,180)	(13.1)
Total North America	221,492	3.9	332,355	5.6	(110,863)	(33.4)
European	72,241	2.2	101,634	3.4	(29,393)	(28.9)
Total recreational vehicles	293,733	3.3	433,989	4.8	(140,256)	(32.3)
Other, net	72,077	7.4	53,740	6.3	18,337	34.1
Corporate	(127,089)	—	(191,538)	—	64,449	33.6
Total	$238,721	2.5	$296,191	3.1	$(57,470)	(19.4)

	As of July 31, 2026	As of July 31, 2025	Change Amount	% Change
ORDER BACKLOG:
Recreational vehicles
North American Towable	$916,584	$525,014	$391,570	74.6
North American Motorized	728,206	1,004,620	(276,414)	(27.5)
Total North America	1,644,790	1,529,634	115,156	7.5
European	1,653,970	1,525,592	128,378	8.4
Total	$3,298,760	$3,055,226	$243,534	8.0

CONSOLIDATED

Consolidated net sales for fiscal 2026 increased $28,655, or 0.3%, compared to fiscal 2025. Approximately 34% of the Company’s consolidated net sales for fiscal 2026 were transacted in a currency other than the U.S. dollar. The Company’s most material exchange rate exposure is sales in Euros. The increase in consolidated net sales in fiscal 2026 included an increase of $179,432 from the change in foreign currency exchange rates between the two periods. To determine this impact, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative periods.

Consolidated gross profit for fiscal 2026 decreased $128,011, or 9.5%, compared to fiscal 2025. Consolidated gross profit was 12.6% of consolidated net sales for fiscal 2026 and 14.0% for fiscal 2025. The decreases in consolidated gross profit and the consolidated gross profit percentage in fiscal 2026 compared to fiscal 2025 were both primarily due to unfavorable changes in North American Towable and European product mix toward lower-margin products in addition to absorbing more material cost increases in fiscal 2026 as compared to fiscal 2025.

Selling, general and administrative expenses for fiscal 2026 decreased $19,158, or 2.1%, compared to fiscal 2025. This slight decrease was primarily due to a reduction in incentive compensation costs in correlation with the decrease in income before income taxes in fiscal 2026 compared to fiscal 2025. Selling, general and administrative expenses were 9.4% of consolidated net sales for fiscal 2026 and 9.6% for fiscal 2025, with the decrease in percentage primarily due to a decrease in the incentive and other compensation cost percentage in fiscal 2026 compared to fiscal 2025.

The increase in Other income, net of $32,910 for fiscal 2026 as compared to fiscal 2025 included an increase of $12,232 in the gain on the sales of property, plant and equipment in fiscal 2026 as compared to fiscal 2025, a favorable change in consolidated foreign currency gains of $12,996 between the two periods and increased gains of $16,391 in the fair value of certain warrants and stock investments at Corporate. In addition, there was a $5,373 favorable change at Corporate in the fair value of the Company's deferred compensation plan assets due to market value fluctuations between the fiscal years and a favorable improvement in the operating results of our equity-method investments of $4,849. These favorable changes were partially offset by an impairment charge of $7,822 taken in fiscal 2026 on certain North American Towable assets held for sale at July 31, 2026 and $12,153 of insurance income in fiscal 2025 related to the weather event discussed in Note 20 to the Consolidated Financial Statements.

Amortization of intangible assets expense for fiscal 2026 decreased $6,868, or 5.8%, to $112,159, compared to fiscal 2025 primarily due to a reduction in dealer network amortization, which is amortized on an accelerated basis and therefore decreases over time.

The decrease of $57,470, or 19.4%, in income before income taxes for fiscal 2026 compared to fiscal 2025, was primarily driven by the decrease in gross profit noted above, partially offset by the decreases in selling, general and administrative expense and amortization expense and the increase in other income, net noted above.

The overall annual effective income tax rate for fiscal 2026 was 26.8%, compared with 13.4% for fiscal 2025. The year-over-year change is a result of the jurisdictional mix of earnings between foreign and domestic operations. The rate for the current year was negatively impacted by certain losses in foreign jurisdictions without an associated tax benefit and changes in statutory tax rates in certain foreign jurisdictions. The rate for fiscal 2025 was favorably impacted by a foreign tax law change that resulted in a favorable revaluation of foreign deferred tax liabilities.

Additional information concerning the changes in net sales, gross profit, selling, general and administrative expenses and income before income taxes are addressed below and in the segment reporting that follows.

The $18,381 decrease in Corporate expenses included in selling, general and administrative expenses for fiscal 2026 compared to fiscal 2025 included a decrease in compensation costs of $15,856, primarily due to employee separation costs related to certain restructuring headcount reductions in fiscal 2025, and a decrease in research and development costs of $7,326. These decreases were partially offset by an increase of $6,302 in certain dealer promotional costs.

Corporate interest and other income, net changed favorably by $46,068 in fiscal 2026 compared to fiscal 2025, primarily due to an increase in the gains in the fair value of certain warrants and stock investments of $16,391 in fiscal 2026 compared to fiscal 2025, a favorable change of $5,373 in the fair value of the Company’s deferred compensation plan assets due to market value fluctuations between the fiscal years and a favorable change of $7,219 related to non-cash foreign currency gains on certain Euro-denominated loans between the fiscal years. Net interest expense also decreased $9,222 primarily due to lower overall average outstanding debt balances and slightly lower overall interest rates. In addition, there was a favorable improvement in the operating results of our equity-method investments of $4,849.

SEGMENT REPORTING

North American Towable Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2026 vs. Fiscal 2025

	Fiscal 2026	% of Segment Net Sales	Fiscal 2025	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Towable
Travel Trailers	$1,865,588	58.7	$2,298,926	60.7	$(433,338)	(18.8)
Fifth Wheels	1,311,099	41.3	1,485,740	39.3	(174,641)	(11.8)
Total North American Towable	$3,176,687	100.0	$3,784,666	100.0	$(607,979)	(16.1)

	Fiscal 2026	% of Segment Shipments	Fiscal 2025	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Towable
Travel Trailers	74,999	78.9	96,681	80.7	(21,682)	(22.4)
Fifth Wheels	20,046	21.1	23,109	19.3	(3,063)	(13.3)
Total North American Towable	95,045	100.0	119,790	100.0	(24,745)	(20.7)

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Change
North American Towable
Travel Trailers	3.6
Fifth Wheels	1.5
Total North American Towable	4.6

The decrease in total North American Towable net sales of 16.1% compared to the prior fiscal year resulted from a 20.7% decrease in unit shipments and a 4.6% increase in the overall net price per unit due to the combined impact of changes in product mix and price. The decrease in unit shipments was primarily due to lower demand for the lower-cost travel trailer units relative to the prior fiscal year, as travel trailer unit shipments decreased 22.4% from the prior year. According to statistics published by RVIA, for the twelve months ended July 31, 2026, combined travel trailer and fifth wheel wholesale unit shipments decreased 11.5% compared to the same period ending July 31, 2025. According to statistics published by Stat Surveys, for the twelve-month periods ended June 30, 2026 and 2025, our retail market share for travel trailers and fifth wheels combined was 37.4% and 38.4%, respectively.

The modest increases in the overall net price per unit within the travel trailer product line of 3.6% and the fifth wheel product line of 1.5% during fiscal 2026 were both primarily due to product mix changes as compared to fiscal 2025. The slightly higher increase in the overall net selling price in the North American Towable segment of 4.6% was also impacted by a greater percentage of sales of the higher-priced fifth wheel units as compared to travel trailer units in the current fiscal year.

North American Towable cost of products sold decreased $467,580 to $2,820,110, or 88.8% of North American Towable net sales, for fiscal 2026 compared to $3,287,690, or 86.9% of North American Towable net sales, for fiscal 2025. Changes in material, labor, freight-out and warranty costs comprised $439,013 of the $467,580 decrease in cost of products sold. Material, labor, freight-out and warranty costs as a combined percentage of North American Towable net sales were 80.0% for fiscal 2026 and 78.8% for fiscal 2025, with the increase primarily due to an increase in the material cost percentage due to more lower-margin product sales coupled with material cost increases, partially offset by a decrease in the warranty cost percentage.

Total manufacturing overhead decreased $28,567 in correlation with the decrease in net sales and employee cost savings from towable organizational restructuring initiatives implemented since the prior fiscal year, but increased as a percentage of North American Towable net sales from 8.1% to 8.8% as a result of the decreased net sales. Variable costs included in manufacturing overhead decreased $22,946 in fiscal 2026 compared to fiscal 2025 primarily due to a reduction in employee wage and benefit costs.

The decrease of $140,399 in North American Towable gross profit for fiscal 2026 compared to fiscal 2025 was driven primarily by the decrease in North American Towable net sales while the decrease in the gross profit percentage is due to the increase in the cost of products sold percentage noted above.

The decrease of $35,082 in North American Towable selling, general and administrative expenses for fiscal 2026 compared to fiscal 2025 was primarily due to the decreases in North American Towable net sales and income before income taxes, causing related commissions, incentive and other compensation to decrease by $37,843. This decrease was partially offset by an increase in sales-related travel, advertising and promotional costs of $6,777. The overall selling, general and administrative expense as a percentage of North American Towable net sales increased 0.2% primarily due to the decrease in North American Towable net sales.

The decrease of $99,683 in North American Towable income before income taxes for fiscal 2026 compared to fiscal 2025 was primarily due to the decrease in North American Towable gross profit being partially offset by the reduction in selling, general and administrative expenses noted above and an increase in Other income, net of $3,410, primarily from increased gains on the sales of fixed assets, net of certain fixed asset impairment restructuring charges. The North American Towable income before income taxes as a percentage of North American Towable net sales decreased due to the increase in the cost of products sold as a percentage of net sales.

North American Motorized Recreational Vehicles
Analysis of Change in Net Sales for Fiscal 2026 vs. Fiscal 2025

	Fiscal 2026	% of Segment Net Sales	Fiscal 2025	% of Segment Net Sales	Change Amount	% Change
NET SALES:
North American Motorized
Class A	$673,300	27.4	$633,418	29.1	$39,882	6.3
Class C	1,283,822	52.3	1,068,113	49.1	215,709	20.2
Class B	498,038	20.3	474,073	21.8	23,965	5.1
Total North American Motorized	$2,455,160	100.0	$2,175,604	100.0	$279,556	12.8

	Fiscal 2026	% of Segment Shipments	Fiscal 2025	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
North American Motorized
Class A	3,375	17.5	3,301	19.2	74	2.2
Class C	11,684	60.6	9,890	57.7	1,794	18.1
Class B	4,229	21.9	3,962	23.1	267	6.7
Total North American Motorized	19,288	100.0	17,153	100.0	2,135	12.4

IMPACT OF CHANGE IN PRODUCT MIX AND PRICE ON NET SALES:	% Change
North American Motorized
Class A	4.1
Class C	2.1
Class B	(1.6)
Total North American Motorized	0.4

The increase in total North American Motorized net sales of 12.8% compared to the prior fiscal year resulted from a 12.4% increase in unit shipments and a 0.4% increase in the overall net price per unit due to the combined impact of changes in product mix and price. The increase in unit shipments was primarily due to an increase in dealer and consumer demand compared to the demand in the prior fiscal year. According to statistics published by RVIA, for the twelve months ended July 31, 2026, combined motorhome wholesale unit shipments increased 6.8% compared to the same period ended July 31, 2025. According to statistics published by Stat Surveys, for the twelve-month periods ended June 30, 2026 and 2025, our retail market share for motorhomes was 48.5% and 47.8%, respectively.

The increase in the overall change in product mix and price per unit within the Class A product line of 4.1% was primarily due to a higher concentration of sales of the generally higher-priced diesel units as opposed to the more moderately-priced gas units in fiscal 2026. The increase in the overall net price per unit within the Class C product line of 2.1% was primarily due to product mix changes and selective selling price increases, and the Class B product line decrease of 1.6% was primarily due to product mix changes towards more moderately-priced Class B units compared to fiscal 2025.

North American Motorized cost of products sold increased $274,340 to $2,239,310, or 91.2% of North American Motorized net sales, for fiscal 2026 compared to $1,964,970, or 90.3% of North American Motorized net sales, for fiscal 2025. The changes in material, labor, freight-out and warranty costs comprised $255,278 of the $274,340 increase primarily due to the increased net sales. Material, labor, freight-out and warranty costs as a combined percentage of motorized net sales was 84.9% for fiscal 2026 compared to 84.1% for fiscal 2025, with the slight increase primarily due to a modest increase in the material cost percentage.

Total manufacturing overhead increased $19,062 in correlation with the increase in net sales and increased as a percentage of North American Motorized net sales slightly from 6.2% to 6.3%. Variable costs in manufacturing overhead increased $16,947 in fiscal 2026 compared to fiscal 2025 primarily in employee costs as a result of the increase in North American Motorized net sales.

The increase of $5,216 in North American Motorized gross profit for fiscal 2026 compared to fiscal 2025 was driven by the increase in North American Motorized net sales and the decrease in the gross profit percentage was due to the increase in the cost of products sold percentage noted above.

The increase of $5,289 in North American Motorized selling, general and administrative expenses in fiscal 2026 compared to fiscal 2025 was primarily due to the increase in North American Motorized net sales, which caused related commissions and other compensation to increase by the same $5,289. The decrease in the overall selling, general and administrative expense as a percentage of North American Motorized net sales was primarily due to the increase in North American Motorized net sales.

The decrease of $11,180 in North American Motorized income before income taxes for fiscal 2026 compared to fiscal 2025 was primarily due to the decrease in North American Motorized Other income, net of $12,890, which was primarily due to the insurance income recognized in fiscal 2025 related to the weather event discussed in Note 20 to the Consolidated Financial Statements.

European Recreational Vehicles

Analysis of Change in Net Sales for Fiscal 2026 vs. Fiscal 2025

	Fiscal 2026	% of Segment Net Sales	Fiscal 2025	% of Segment Net Sales	Change Amount	% Change
NET SALES:
European
Motorcaravan	$1,830,789	55.5	$1,657,916	54.8	$172,873	10.4
Campervan	946,580	28.7	837,809	27.7	108,771	13.0
Caravan	149,504	4.5	177,749	5.9	(28,245)	(15.9)
Other	369,856	11.3	350,487	11.6	19,369	5.5
Total European	$3,296,729	100.0	$3,023,961	100.0	$272,768	9.0

	Fiscal 2026	% of Segment Shipments	Fiscal 2025	% of Segment Shipments	Change Amount	% Change
# OF UNITS:
European
Motorcaravan	23,189	50.8	21,787	49.0	1,402	6.4
Campervan	16,397	35.9	15,440	34.7	957	6.2
Caravan	6,037	13.3	7,218	16.3	(1,181)	(16.4)
Total European	45,623	100.0	44,445	100.0	1,178	2.7

IMPACT OF CHANGES IN FOREIGN CURRENCY, PRODUCT MIX AND PRICE ON NET SALES:
	Foreign Currency %	Mix and Price %	% Change

European
Motorcaravan	5.9	(1.9)	4.0
Campervan	5.9	0.9	6.8
Caravan	5.9	(5.4)	0.5
Total European	5.9	0.4	6.3

The increase in total European Recreational Vehicle net sales of 9.0% compared to the prior fiscal year resulted from an increase of 2.7% in unit shipments and an increase of 6.3% in the overall net price per unit due to the total impact of changes in foreign currency, product mix and price. The increase in European Recreational Vehicle net sales of $272,768 includes an increase of $179,432, or 5.9% of the net 9.0% increase, due to the change in foreign exchange rates in fiscal 2026 compared to fiscal 2025. Sales on a constant-currency basis increased by 3.1%. According to the most recently published statistics from the ECF, our combined European market share for the twelve-month periods ended June 30, 2026 and 2025 was approximately 23.9% and 23.4%, respectively.

The overall net price per unit increase of 6.3% includes an increase of 5.9% due to the impact of foreign currency exchange rate changes and a constant-currency increase of 0.4% due to the combined impact of product mix and selling prices, primarily due to the slightly higher concentration of the generally higher-priced Motorcaravan sales.

The constant-currency decreases in the Motorcaravan product line of 1.9%, and the Caravan product line of 5.4% were primarily due to product mix, including a higher concentration of lower-priced entry-level and special-edition motorcaravan products in the current fiscal year.

European Recreational Vehicle cost of products sold increased $289,404 to $2,853,046, or 86.5% of European Recreational Vehicle net sales, for fiscal 2026 compared to $2,563,642, or 84.8% of European Recreational Vehicle net sales, for fiscal 2025. Changes in material, labor, freight-out and warranty costs comprised $273,250 of the $289,404 increase primarily due to the increased net sales and the increased material costs noted below. Material, labor, freight-out and warranty costs as a combined percentage of European Recreational Vehicle net sales increased to 75.5% for fiscal 2026 compared to 73.4% for fiscal 2025 primarily due to an increase in the material cost percentage as a result of the combined unfavorable impacts of increased chassis costs and a higher concentration of sales of entry-level and special-edition motorcaravan products, both of which have generally higher material cost percentages. The warranty cost percentage also increased slightly.

Total manufacturing overhead increased by $16,154 primarily due to the increase in European Recreational Vehicle net sales but decreased as a percentage of European Recreational Vehicle net sales from 11.4% to 11.0% as the sales increase resulted in lower overhead costs per unit sold.

The decrease of $16,636 in European Recreational Vehicle gross profit for fiscal 2026 compared to fiscal 2025 and the decrease in the gross profit percentage were both due to the increase in cost of products sold noted above.

The $21,367 increase in European Recreational Vehicle selling, general and administrative expenses for fiscal 2026 compared to fiscal 2025 was primarily due to an increase of $15,154 in administrative wages and benefits, which included an increase of $13,003 in employee separation costs related to strategic plant restructuring initiatives. In addition, sales wages and benefits increased $4,384 in correlation with the increase in European Recreational Vehicle net sales. The decrease in the overall selling, general and administrative expense as a percentage of European Recreational Vehicle net sales was primarily due to the increase in European Recreational Vehicle net sales.

The decrease of $29,393 in European Recreational Vehicle income before income taxes for fiscal 2026 compared to fiscal 2025 was primarily due to the decrease in gross profit combined with the increase in selling, general and administrative expenses as noted above partially offset by an increase in other income, net primarily due to a favorable change in foreign exchange rate gains of $5,778. The primary reason for the decrease in the percentage was the decrease in the gross profit percentage.

Liquidity and Capital Resources

As of July 31, 2026, we had $481,988 in cash and cash equivalents, of which $218,099 is held in the United States and the equivalent of $263,889, predominantly in Euros, is held in Europe, compared to $586,596 on July 31, 2025, of which $412,088 was held in the United States and the equivalent of $174,508, predominantly in Euros, was held in Europe. Cash and cash equivalents held internationally may be subject to foreign withholding taxes if repatriated to the United States. The components of the $104,608 decrease in cash and cash equivalents are described in more detail below, but the decrease was primarily attributable to cash provided by operating activities of $321,223 less cash used in investing activities of $125,443 and cash used in financing activities of $296,619.

Net working capital at July 31, 2026 was $1,189,831 compared to $1,193,279 at July 31, 2025. Capital expenditures of $152,387 for fiscal 2026 were made primarily for production building additions and improvements and replacing machinery and equipment used in the ordinary course of business.

We strive to maintain adequate cash balances to ensure we have sufficient resources to respond to opportunities and changing business conditions. In addition, the unused availability under our revolving asset-based credit facility is generally available to the Company for general operating purposes and approximated $815,000 at July 31, 2026. We believe our on-hand cash and cash equivalents and funds generated from operations, along with funds available under the revolving asset-based credit facility, will be sufficient to fund expected operational requirements for the foreseeable future.

Our priorities for the use of current and future available cash generated from operations remain consistent with our history, and include reducing our indebtedness, maintaining and, over time, growing our dividend payments and funding our growth, both organically and, opportunistically, through acquisitions. We may also consider strategic and opportunistic repurchases of shares of THOR stock under the share repurchase authorizations as discussed in Note 16 to the Consolidated Financial Statements, and special dividends based upon market and business conditions and excess cash availability, subject to potential customary limits and restrictions pursuant to our credit facilities, applicable legal limitations and determination by our Board of Directors ("Board"). We believe our on-hand cash and cash equivalents and funds generated from operations will be sufficient to fund expected cash dividend payments and share repurchases for the foreseeable future.

Our current estimate of committed and internally approved capital spend for fiscal 2027 is $175,000, primarily for certain building projects as well as replacing and upgrading machinery, equipment and other assets throughout our facilities to be used in the ordinary course of business. We anticipate approximately two-thirds will be in North America and one-third in Europe, and that these expenditures will be funded by cash provided by our operating activities.

The Board currently intends to continue regular quarterly cash dividend payments in the future. As is customary under credit facilities, certain actions, including our ability to pay dividends, are subject to the satisfaction of certain conditions prior to payment. The conditions for the payment of dividends under the existing debt facilities include a minimum level of adjusted excess cash availability and a fixed charge coverage ratio test, both as defined in the credit agreements. The declaration of future dividends and the establishment of the per share amounts, record dates and payment dates for any such future dividends are subject to the determination of the Board, and will be dependent upon future earnings, cash flows and other factors, in addition to compliance with any then-existing financing facilities.

Operating Activities

Net cash provided by operating activities for fiscal 2026 was $321,223 as compared to net cash provided by operating activities of $577,923 for fiscal 2025.

For fiscal 2026, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax expense, unrealized investment gains and stock-based compensation) provided $453,150 of operating cash. The change in net working capital resulted in the net use of $131,927 of operating cash during fiscal 2026, primarily due to an increase in our supply company inventory due to expanded product lines and to support current RV supply and part sales demand, and an increase in prepaid taxes as U.S. income tax payments in fiscal 2026 exceeded fiscal 2026 U.S. income tax provisions.

For fiscal 2025, net income adjusted for non-cash items (primarily depreciation, amortization of intangibles, deferred income tax benefit, unrealized investment gains and stock-based compensation) provided $510,906 of operating cash. The change in net working capital provided additional operating cash of $67,017 during fiscal 2025, primarily due to an increase in accounts payable from extending vendor payment terms on certain raw material purchases, partially offset by required income tax payments exceeding the income tax provisions for fiscal 2025.

Investing Activities

Net cash used in investing activities for fiscal 2026 was $125,443, primarily due to capital expenditures of $152,387 partially offset by proceeds from the dispositions of property, plant and equipment of $67,875 as well as $31,376 used for certain additional Corporate investments.

Net cash used in investing activities for fiscal 2025 was $64,465, primarily due to capital expenditures of $122,987 being partially offset by proceeds from the dispositions of property, plant and equipment of $63,305.

Financing Activities

Net cash used in financing activities for fiscal 2026 was $296,619, primarily for payments on the term-loan credit facilities of $56,264, regular quarterly dividend payments of $0.52 per share for each quarter of fiscal 2026 totaling $108,765 and an additional $115,126 used for treasury share repurchases.

Net cash used in financing activities for fiscal 2025 was $426,306, primarily for debt payments on the term-loan credit facilities of $205,000 and on other debt of $31,993 as well as regular quarterly dividend payments of $0.50 per share for each quarter of fiscal 2025 totaling $106,130, and $52,647 was used for treasury share repurchases.

The Company increased its previous regular quarterly dividend of $0.50 per share to $0.52 per share in October 2025.

Principal Contractual Obligations and Commercial Commitments

Our principal contractual obligations and commercial commitments at July 31, 2026 are summarized in the following tables. Unrecognized income tax benefits in the amount of $11,935 have been excluded from the table because we are unable to determine a reasonably reliable estimate of the timing of future payment. We have no other material off-balance sheet commitments.

	Payments Due By Period
Contractual Obligations	Total	Fiscal 2027	Fiscal 2028-2029	Fiscal 2030-2031	After 5 Years
Debt principal payments (1)	$875,768	$2,814	$11,370	$859,033	$2,551
Finance leases (2)	$940	$896	$44	$—	$—
Operating leases (2)	$52,220	$15,756	$18,769	$6,515	$11,180
Purchase obligations (3)	$243,510	$243,510	$—	$—	$—
Total contractual cash obligations	$1,172,438	$262,976	$30,183	$865,548	$13,731
(1)See Note 12 to the Consolidated Financial Statements for additional information.
(2)See Note 15 to the Consolidated Financial Statements for additional information.
(3)These represent commitments to purchase specified quantities of raw materials at market prices. The dollar values above have been estimated based on July 31, 2026 market prices.

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Less Than One Year (1)	1-3 Years	4-5 Years	Over 5 Years
Standby repurchase obligations (1)	$3,315,731	$1,981,105	$1,334,626	$—	$—
(1)The standby repurchase totals above do not consider any curtailments that lower the eventual repurchase obligation totals, and these obligations generally extend up to eighteen months from the date of sale of the related product to the dealer. In estimating the expiration of the standby repurchase obligations, we used inventory reports as of July 31, 2026 from our independent dealers’ primary lending institutions and made an assumption for obligations for inventory aged 0-12 months that it was financed evenly over the twelve-month period.

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

Goodwill, Intangible and Long-Lived Assets

Goodwill results from the excess of purchase price over the net assets of an acquired business. The Company’s reporting units are generally the same as its operating segments, which are identified in Note 2 to the Consolidated Financial Statements. Goodwill is not amortized but is tested for impairment annually as of May 31 of each fiscal year and whenever events or changes in circumstances indicate that an impairment may have occurred. The total carrying value of goodwill as of July 31, 2026 is $1,916,330. See Note 6 to the Consolidated Financial Statements for a summary of changes in carrying value by fiscal year and reportable segment. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge equal to that excess is recognized, not to exceed the amount of goodwill allocated to the reporting unit. As part of the annual impairment testing, the Company may utilize a qualitative approach rather than a quantitative approach to determine if an impairment exists, considering various factors including industry changes, actual results as compared to forecasted results, or the timing of a recent acquisition, if applicable.

For the Company’s May 31, 2026 annual impairment test, multiple reporting units showed fair value exceeding carrying value by less than 25%. The aggregate value of goodwill in these reporting units is approximately 80% of the Company’s consolidated goodwill balance. Fair values are determined using discounted cash flow models, and these estimates are subject to significant management judgment, including the determination of many factors and inputs such as, but not limited to, sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates developed using market observable inputs and consideration of risk regarding future performance. Market multiples derived from selected guideline public companies are also utilized to evaluate the discounted cash flow models. Changes in any of these estimates can have a significant impact on the determination of fair value. Additionally, market data and factors outside the Company’s control, such as interest rates, dealer and end consumer demand, consumer preferences or unexpected competition could have a significant impact on estimated fair values. Changes in any of these estimates or other factors could potentially result in future material impairments in one or more of the Company’s reporting units.

The Company’s intangible assets are dealer networks, customer and user relationships, trademarks, design technology, developed technology and other intangible assets acquired in business acquisitions. Dealer networks are valued on a Discounted Cash Flow method and are amortized on an accelerated basis over 12 to 20 years, with amortization beginning after any applicable backlog amortization is completed. Customer and user relationships are valued based on the Replacement Cost method and are amortized on a straight-line basis over 2 to 4 years. Trademarks and design technology assets are both valued on a Relief of Royalty method and are both amortized on a straight-line basis, using lives of 15 to 25 years for trademarks and 10 to 15 years for design technology assets, respectively. Developed technology is valued based on a Discounted Cash Flow method and is amortized on a straight-line basis over 6 years. Amortizable intangible assets, net as of July 31, 2026 totaled $684,494. See Note 6 to the Consolidated Financial Statements for a summary of the components of that balance.

We review our tangible and intangible long-lived assets (individually or in a related group, as appropriate) for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable from future cash flows attributable to the assets. We continually assess whether events or changes in circumstances represent a "triggering" event that requires us to complete an impairment assessment. Factors that we consider in determining whether a triggering event has occurred include, among other things, whether there has been a significant adverse change in legal factors, business climate or competition related to the operation of the asset, whether there has been a significant decrease in actual or expected operating results related to the asset and whether there are current plans to sell or dispose of the asset. The determination of whether a triggering event has occurred is subject to significant management judgment, including at which point or fiscal quarter a triggering event has occurred when the relevant adverse factors persist over extended periods.

The Company completed its annual goodwill impairment test as of May 31, 2026, and no impairment was identified. See Note 6 to the Consolidated Financial Statements for further information regarding goodwill and intangible assets.

Product Warranty

We generally provide retail customers of our products with either a one-year or two-year warranty covering defects in material or workmanship, with longer warranties on certain structural components or other items. We record a liability, which totaled $273,724 at July 31, 2026, based on our best estimate of the amounts necessary to settle unpaid existing claims and estimated future claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of retail sold units, existing THOR units in dealer inventory, historical average costs per unit incurred and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in service shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such additional claims or costs materialize. Management believes that the warranty liability is appropriate; however, actual claims incurred could differ from estimates, requiring adjustments to the reserves.

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

The Company also holds $325,768 of debt denominated in Euros at July 31, 2026. A hypothetical 10% change in the Euro/U.S. dollar exchange rate would change our July 31, 2026 debt balance by an estimated $32,577.

INTEREST RATE RISK – In the normal course of business, we are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to interest rate risks through our regular operations and financing activities. Based on our assumption of the Company’s floating-rate debt levels over the next 12 months, a one-percentage-point increase in interest rates (approximately 19.0% of our weighted-average interest rate at July 31, 2026) would result in an estimated $3,583 reduction in income before income taxes over a one-year period.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information provided in pages F-1 through F-38 at the end of this Report is incorporated by reference in response to this Item.

Quarterly Financial Data (Unaudited)

	Quarter Ended
Fiscal 2026	October 31	January 31	April 30	July 31
Net sales	$2,389,123	$2,125,856	$2,781,538	$2,311,628
Gross profit	320,974	251,254	354,770	285,632
Net income attributable to THOR Industries, Inc.	21,669	17,803	97,229	40,838

Earnings per common share: (1)
Basic	$0.41	$0.34	$1.86	$0.79
Diluted	$0.41	$0.34	$1.86	$0.78
Dividends paid per common share	$0.52	$0.52	$0.52	$0.52

Market prices per common share
High	$114.49	$119.27	$122.83	$81.72
Low	$89.30	$94.50	$74.66	$69.71

	Quarter Ended
Fiscal 2025	October 31	January 31	April 30	July 31
Net sales	$2,142,784	$2,018,107	$2,894,816	$2,523,783
Gross profit	281,442	245,197	443,119	370,883
Net income (loss) attributable to THOR Industries, Inc.	(1,832)	(551)	135,185	125,757

Earnings (loss) per common share: (1)
Basic	$(0.03)	$(0.01)	$2.54	$2.37
Diluted	$(0.03)	$(0.01)	$2.53	$2.36
Dividends paid per common share	$0.50	$0.50	$0.50	$0.50

Market prices per common share
High	$115.86	$118.85	$105.75	$97.32
Low	$93.86	$92.45	$63.16	$72.07

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2026 using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management believes that as of July 31, 2026, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report appears in Part D of this Item 9A.

Part C – Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2026, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part D – Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of THOR Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of THOR Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2026, of the Company and our report dated September 22, 2026, expressed an unqualified opinion on those financial statements.

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
September 22, 2026

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

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended July 31, 2026.

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

The Company has adopted an Insider Trading Policy governing the purchase, sale and other dispositions of Company securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of the policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of July 31, 2026 about the Company’s Common Stock that is authorized for issuance under the Company's equity compensation plans, including the THOR Industries, Inc. Amended and Restated Equity and Incentive Plan (the “Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	580,695	(1)	$—	(2)	2,798,771	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	580,695		$—		2,798,771
(1)Represents shares underlying restricted stock units and performance stock units granted pursuant to the Plan or its predecessor, the 2016 Equity and Incentive Plan.
(2)The restricted stock units and performance stock units totaling 580,695 in column (a) do not have an exercise price.
(3)Represents shares remaining available for future issuance pursuant to the Plan.

The other information required in response to this Item is contained under the caption OWNERSHIP OF COMMON STOCK in the Company’s definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A, which portions of said Proxy Statement are hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this Item is contained under the captions CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH MANAGEMENT and BOARD OF DIRECTORS: STRUCTURE AND COMMITTEES AND CORPORATE GOVERNANCE in the Company’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which portions of said Proxy Statement are hereby incorporated by reference.

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

10.19	THOR Industries, Inc. Amended and Restated Equity and Incentive Plan (incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A filed on November 3, 2025) +
10.20	Employment Agreement between the Company and Ryan Biren dated June 17, 2026* +
19.1
THOR Industries, Inc. Policy ADM-2A: Insider Trading effective July 10, 2015, and revised effective February 1, 2024 (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2024)

21.1	Subsidiaries of the Registrant*
23.1	Consent of Deloitte & Touche LLP, dated September 22, 2026*
31.1	Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1
THOR Industries, Inc.'s Amended and Restated Policy on Recoupment of Performance-Based Compensation in the Event of an Accounting Restatement (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2024)

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104.1	The cover page from THOR Industries Inc.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2026 formatted in Inline XBRL (included in Exhibit 101).

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended July 31, 2026 formatted in iXBRL (Inline “eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on September 22, 2026 on its behalf by the undersigned, thereunto duly authorized.

THOR INDUSTRIES, INC.

(Signed)	/s/ Robert W. Martin
Robert W. Martin
Director, President and Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on September 22, 2026 by the following persons on behalf of the Registrant and in the capacities indicated.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of THOR Industries, Inc. and subsidiaries (the "Company") as of July 31, 2026 and 2025, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended July 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 22, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Valuation of Goodwill—Airxcel Reporting Unit—Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that an impairment may have occurred. The Company typically utilizes a quantitative assessment to test for impairment, which involves a comparison of the fair value of a reporting unit with its carrying value. Fair values are determined using discounted cash flow models, and these estimates are subject to significant management judgment, including the determination of many factors and inputs such as, but not limited to, sales growth rates, gross margin patterns, cost growth rates, terminal value assumptions and discount rates developed using market observable inputs and consideration of risk regarding future performance. The implied valuation multiples from the discounted cash flow models are also assessed relative to market multiples derived from selected guideline public companies to evaluate the reasonableness of the discounted cash flow model results. Changes in any of these estimates can have a significant impact on the determination of cash flows and fair value and could potentially result in future material impairments. The goodwill balance was $1,916 million as of July 31, 2026, of which $464 million was allocated to the Airxcel reporting unit. As a result of the assessment performed by the Company during the year ended July 31, 2026, the Company concluded that the fair value of the Airxcel reporting unit exceeded its carrying value and that there was no impairment of Airxcel reporting unit goodwill.

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
•We evaluated the reasonableness of the sales growth rates by comparing forecasted sales to historical operating results, internal information communicated to management and the Board of Directors, external data encompassing the recreational vehicle industry, information furnished to the public by the Company, and other publicly-available information from the Company’s peers and analysts following the Company and the recreational vehicle industry.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing the range to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Chicago, Illinois
September 22, 2026

We have served as the Company’s auditor since 1981.

THOR Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, July 31, 2026 and 2025
(amounts in thousands, except share and per share data)

	July 31, 2026	July 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$481,988	$586,596
Accounts receivable, trade, net	486,751	541,713
Accounts receivable, other, net	214,145	165,650
Inventories, net	1,423,117	1,351,796
Prepaid income taxes, expenses and other	133,934	132,220
Total current assets	2,739,935	2,777,975
Property, plant and equipment, net	1,309,504	1,315,728
Other assets:
Goodwill	1,916,330	1,841,118
Amortizable intangible assets, net	684,494	758,758
Deferred income tax assets, net	3,707	35,668
Equity investments	63,815	136,784
Other	238,370	199,253
Total other assets	2,906,716	2,971,581
TOTAL ASSETS	$6,956,155	$7,065,284
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$740,546	$738,143
Current portion of long-term debt	2,814	3,367
Short-term financial obligations	60,839	60,112
Accrued liabilities:
Compensation and related items	156,884	178,259
Product warranties	273,724	291,130
Income and other taxes	58,479	59,392
Promotions and rebates	173,977	162,477
Product, property and related liabilities	19,777	18,634
Other	63,064	73,182
Total current liabilities	1,550,104	1,584,696
Long-term debt	865,145	919,612
Deferred income tax liabilities, net	49,776	54,404
Unrecognized tax benefits	10,345	12,175
Other liabilities	220,804	204,845
Total long-term liabilities	1,146,070	1,191,036
Contingent liabilities and commitments
Stockholders’ equity:
Preferred stock—authorized 1,000,000 shares; none outstanding	—	—
Common stock—par value of $.10 per share; authorized 250,000,000 shares; issued 67,659,100 and 67,282,807 shares, respectively	6,766	6,728
Additional paid-in capital	635,691	608,481
Retained earnings	4,475,937	4,407,163
Accumulated other comprehensive income, net of tax	15,224	10,390
Less treasury shares of 16,044,739 and 14,649,597, respectively, at cost	(872,160)	(744,264)
Stockholders’ equity attributable to THOR Industries, Inc.	4,261,458	4,288,498
Non-controlling interests	(1,477)	1,054
Total stockholders’ equity	4,259,981	4,289,552
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,956,155	$7,065,284

See Notes to the Consolidated Financial Statements.

THOR Industries, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income for the Years Ended July 31, 2026, 2025 and 2024
(amounts in thousands, except share and per share data)

	2026	2025	2024
Net sales	$9,608,145	$9,579,490	$10,043,408
Cost of products sold	8,395,515	8,238,849	8,591,446
Gross profit	1,212,630	1,340,641	1,451,962
Selling, general and administrative expenses	903,396	922,554	895,531
Amortization of intangible assets	112,159	119,027	132,544
Interest expense, net	36,836	48,441	88,666
Other income, net	78,482	45,572	13,623
Income before income taxes	238,721	296,191	348,844
Income taxes	64,067	39,600	83,444
Net income	174,654	256,591	265,400
Less: Net income (loss) attributable to non-controlling interests	(2,885)	(1,968)	92
Net income attributable to THOR Industries, Inc.	$177,539	$258,559	$265,308

Weighted-average common shares outstanding:
Basic	52,365,109	53,085,577	53,248,488
Diluted	52,562,672	53,400,306	53,687,377

Earnings per common share:
Basic	$3.39	$4.87	$4.98
Diluted	$3.38	$4.84	$4.94

Comprehensive income:
Net income	$174,654	$256,591	$265,400
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax	4,259	99,230	(25,925)
Other income (loss), net of tax	929	1,265	(86)
Total other comprehensive income (loss), net of tax	5,188	100,495	(26,011)
Total comprehensive income	179,842	357,086	239,389
Comprehensive (loss) attributable to non-controlling interest	(2,531)	(5,569)	(760)
Comprehensive income attributable to THOR Industries, Inc.	$182,373	$362,655	$240,149

See Notes to the Consolidated Financial Statements.

THOR Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2026, 2025 and 2024
(amounts in thousands, except share and per share data)

					Accumulated			Stockholders’
			Additional		Other			Equity	Non-	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Attributable	controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss), net	Shares	Amount	to THOR	Interests	Equity
Balance at August 1, 2023	66,344,340	$6,634	$539,032	$4,091,563	$(68,547)	13,030,030	$(592,667)	$3,976,015	$7,383	$3,983,398
Net income	—	—	—	265,308	—	—	—	265,308	92	265,400
Purchase of treasury shares	—	—	—	—	—	720,997	(68,387)	(68,387)	—	(68,387)
Restricted stock unit activity	515,398	52	82	—	—	177,287	(16,245)	(16,111)	—	(16,111)
Dividends $1.92 per common share	—	—	—	(102,137)	—	—	—	(102,137)	—	(102,137)
Stock compensation expense	—	—	37,901	—	—	—	—	37,901	—	37,901
Other comprehensive (loss)	—	—	—	—	(25,159)	—	—	(25,159)	(852)	(26,011)
Balance at July 31, 2024	66,859,738	$6,686	$577,015	$4,254,734	$(93,706)	13,928,314	$(677,299)	$4,067,430	$6,623	$4,074,053
Net income (loss)	—	—	—	258,559	—	—	—	258,559	(1,968)	256,591
Purchase of treasury shares	—	—	—	—	—	586,558	(52,647)	(52,647)	—	(52,647)
Restricted stock unit activity	423,069	42	594	—	—	134,725	(14,318)	(13,682)	—	(13,682)
Dividends $2.00 per common share	—	—	—	(106,130)	—	—	—	(106,130)	—	(106,130)
Stock compensation expense	—	—	30,872	—	—	—	—	30,872	—	30,872
Other comprehensive income (loss)	—	—	—	—	104,096	—	—	104,096	(3,601)	100,495
Balance at July 31, 2025	67,282,807	$6,728	$608,481	$4,407,163	$10,390	14,649,597	$(744,264)	$4,288,498	$1,054	$4,289,552
Net income (loss)	—	—	—	177,539	—	—	—	177,539	(2,885)	174,654
Purchase of treasury shares	—	—	—	—	—	1,274,538	(115,126)	(115,126)	—	(115,126)
Restricted stock unit activity	376,293	38	632	—	—	120,604	(12,770)	(12,100)	—	(12,100)
Dividends $2.08 per common share	—	—	—	(108,765)	—	—	—	(108,765)	—	(108,765)
Stock compensation expense	—	—	26,578	—	—	—	—	26,578	—	26,578
Other comprehensive income	—	—	—	—	4,834	—	—	4,834	354	5,188
Balance at July 31, 2026	67,659,100	$6,766	$635,691	$4,475,937	$15,224	16,044,739	$(872,160)	$4,261,458	$(1,477)	$4,259,981

See Notes to the Consolidated Financial Statements.

THOR Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows for the Years Ended July 31, 2026, 2025 and 2024
(amounts in thousands)

	2026	2025	2024
Cash flows from operating activities:
Net income	$174,654	$256,591	$265,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	154,196	152,180	144,601
Amortization of intangibles	112,159	119,027	132,544
Amortization of debt issuance costs and extinguishment charges	3,835	7,342	18,274
Asset impairment charges	13,232	3,534	—
Unrealized (gain) loss on fair-value investments	(22,235)	(4,674)	2,937
Deferred income tax expense (benefit)	27,427	(29,502)	(24,970)
Gain on disposition of property, plant and equipment	(36,696)	(24,464)	(9,597)
Stock-based compensation expense	26,578	30,872	37,901
Changes in assets and liabilities:
Accounts receivable	4,272	6,690	(60,153)
Inventories	(73,282)	29,122	236,916
Prepaid income taxes, expenses and other	(27,028)	5,276	(12,569)
Accounts payable	(817)	90,409	(101,910)
Accrued liabilities and other	(27,164)	(63,535)	(85,081)
Long-term liabilities and other	(7,908)	(945)	1,255
Net cash provided by operating activities	321,223	577,923	545,548
Cash flows from investing activities:
Purchases of property, plant and equipment	(152,387)	(122,987)	(139,635)
Proceeds from dispositions of property, plant and equipment	67,875	63,305	24,927
Business acquisitions, net of cash acquired	(9,555)	—	(7,314)
Other	(31,376)	(4,783)	(24,790)
Net cash used in investing activities	(125,443)	(64,465)	(146,812)
Cash flows from financing activities:
Borrowings on term-loan credit facilities	—	—	186,723
Payments on term-loan credit facilities	(56,264)	(205,000)	(340,619)
Borrowings on revolving asset-based credit facilities	23,216	—	113,502
Payments on revolving asset-based credit facilities	(23,174)	—	(111,555)
Payments on other debt	(3,425)	(31,993)	(11,152)
Payments of debt issuance costs	—	—	(10,480)
Cash dividends paid	(108,765)	(106,130)	(102,137)
Payments on finance lease obligations	(968)	(855)	(755)
Purchase of treasury shares	(115,126)	(52,647)	(68,387)
Payments related to vesting of stock-based awards	(12,770)	(14,318)	(16,245)
Short-term financial obligations and other, net	657	(15,363)	23,428
Net cash used in financing activities	(296,619)	(426,306)	(337,677)
Effect of exchange rate changes on cash and cash equivalents	(3,769)	(1,872)	(975)
Net increase (decrease) in cash and cash equivalents	(104,608)	85,280	60,084
Cash and cash equivalents, beginning of period	586,596	501,316	441,232
Cash and cash equivalents, end of period	$481,988	$586,596	$501,316
Supplemental cash flow information:
Income taxes paid (1)	$61,802	$108,822	$147,126
Interest paid	$43,633	$58,626	$86,421
Non-cash investing and financing transactions:
Capital expenditures in accounts payable	$6,303	$4,058	$5,429

(1)Refer to Note 13 to the Consolidated Financial Statements for current-year details.

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements as of and for the Years Ended July 31, 2026, 2025 and 2024
(All Dollar and Euro amounts are presented in thousands, except share and per share data or as otherwise specified)

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

During fiscal 2026, the Company reclassified certain non-cash operating activities related to asset impairments, unrealized investments gains and unrealized market value gains and losses on retirement plan assets and liabilities for fiscal year 2025 and fiscal year 2024 in the Consolidated Statements of Cash Flows to conform with fiscal year 2026 classifications. These reclassifications were all within the net cash provided by operating activities section of the Consolidated Statements of Cash Flows.

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

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Key estimates include the valuation of acquired assets and liabilities, valuation of previously-held interests, reserves for inventory, incurred but not reported medical claims, warranty claims, dealer promotional accruals, workers’ compensation claims, vehicle repurchases, uncertain tax positions, product and non-product litigation and assumptions made in asset impairment assessments. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. The Company believes that such estimates are made using consistent and appropriate methods. Actual results could differ from these estimates.

Cash and Cash Equivalents – Interest-bearing deposits and other investments with maturities of three months or less when purchased are considered cash equivalents. At July 31, 2026 and July 31, 2025, cash and cash equivalents of $176,827 and $329,358, respectively, were held by one U.S. financial institution. In addition, at July 31, 2026 and July 31, 2025, the equivalent of $214,976 and $121,092, respectively, was held in Euros by one European financial institution. The Company is exposed to credit risk in the event of default by a financial institution holding cash in excess of federally insured limits. The Company mitigates risk by using large, well-established financial institutions and short-term money market instruments that are direct obligations of the U.S. Treasury and/or repurchase agreements backed by U.S. Treasury obligations. The Company has not experienced any realized losses on its cash and cash equivalents.

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
Rental vehicles – 6 years
Depreciation expense is recorded in cost of products sold, except for $28,672, $25,420 and $24,240 in fiscal 2026, 2025 and 2024, respectively, which relates primarily to office buildings and office equipment and is recorded in selling, general and administrative expenses.

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

Long-lived Assets – Long-lived assets, such as property, plant and equipment and amortizable intangible assets, amongst others, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable from future cash flows. If the carrying value of a long-lived asset or asset group is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset or asset group exceeds its fair value. Intangible assets mainly consist of trademarks, dealer networks, customer and user relationships, design technology, developed technology and non-compete agreements. Trademarks are amortized on a straight-line basis over 15 to 25 years. Dealer networks are amortized on an accelerated basis over 12 to 20 years, with amortization beginning after backlog amortization is completed, if applicable. Customer and user relationships are amortized using the straight-line method over 2 to 4 years. Design technology, developed technology and non-compete agreements are amortized using the straight-line method over 2 to 15 years.

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

Revenue is measured as the amount of consideration to which the Company expects to be entitled in exchange for the Company’s products and services. The amount of revenue recognized includes adjustments for any variable consideration, such as sales discounts, sales allowances, promotions, rebates and other sales incentives which are included in the transaction price and allocated to each performance obligation based on the standalone selling price. The Company estimates variable consideration based on the expected value of total consideration to which customers are likely to be entitled to based primarily on historical experience and current market conditions. Included in the estimate is an assessment as to whether any variable consideration is constrained. Revenue estimates are adjusted at the earlier of a change in the expected value of consideration or when the consideration becomes fixed. During fiscal 2026, fiscal 2025 and fiscal 2024, adjustments to revenue from performance obligations satisfied in prior periods, which relate primarily to changes in estimated variable consideration, were immaterial.

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

Advertising Costs – Advertising costs, which include trade shows, are expensed as incurred and were $81,813, $78,352 and $77,029 in fiscal 2026, 2025 and 2024, respectively.

Foreign Currency – The financial statements of the Company’s foreign operations with a functional currency other than the U.S. dollar are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, and, for revenues and expenses, the weighted-average exchange rate for each applicable period, and the resulting translation adjustments are recorded in Accumulated Other Comprehensive Income, net of tax. Transaction gains and losses from foreign currency exchange rate changes are recorded in Other income, net in the Consolidated Statements of Income and Comprehensive Income.

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

Research and Development – Research and development costs are expensed when incurred and totaled $41,583, $48,584 and $49,380 in fiscal 2026, 2025 and 2024, respectively.

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

	2026	2025	2024
Weighted-average shares outstanding for basic earnings per share	52,365,109	53,085,577	53,248,488
Unvested restricted stock units and performance stock units	197,563	314,729	438,889
Weighted-average shares outstanding assuming dilution	52,562,672	53,400,306	53,687,377

The Company excludes unvested restricted stock units and performance stock units that have an antidilutive effect from its calculation of weighted-average shares outstanding. Antidilutive unvested restricted stock units and performance stock units excluded from the July 31, 2026, 2025 and 2024 calculations were not material.

Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” requiring enhancements and further transparency to certain income tax disclosures. Under this ASU, entities must disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires entities to disclose additional information about income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for financial statements for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for its fiscal year 2026. See Note 13 to the Consolidated Financial Statements for income tax disclosures.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This guidance removes the previous stage-based capitalization process to better align with the non-linear manner that software is typically developed. Instead, ASU 2025-06 requires that software costs be capitalized once the following criteria are met: (i) management implicitly or explicitly authorizes and commits to funding the software project; and (ii) it is probable that the project will be completed and the software will be used for its intended function. ASU 2025-06 adds further guidance for evaluating the probability to complete requirement. The guidance outlines that significant development uncertainty exists if either of the following factors are present: (i) the software being developed has technological innovations or unproven features that testing has not yet removed the uncertainty of their viability; or (ii) the significant performance requirements of the software have not yet been identified or continue to be substantially revised. This guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The guidance may be applied prospectively or retrospectively. This guidance will be effective for our fiscal year ending July 31, 2029. We are currently evaluating the impact the guidance may have on our consolidated financial statements.

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

The North American Towable Recreational Vehicles reportable segment consists of the following operating segments that have been aggregated: Airstream (towable), Jayco (towable), Keystone and KZ. The North American Motorized Recreational Vehicles reportable segment consists of the following operating segments that have been aggregated: Airstream (motorized), Jayco (motorized), Thor Motor Coach and Tiffin Motorhomes. The European Recreational Vehicles reportable segment consists solely of the EHG business. EHG manufactures a full line of motorized and towable recreational vehicles, including motorcaravans, campervans, urban vehicles and caravans in eight primary RV production locations within Europe. EHG produces and sells numerous brands primarily within Europe, including Buccaneer, Buerstner, Carado, Corigon, CrossCamp, Dethleffs, Elddis, Eriba, Etrusco, Hymer, Laika, LMC, Niesmann+Bischoff, Sunlight and Xplore. In addition, EHG’s operations include other RV-related products and services.

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

Corporate results include items such as corporate governance expenses, interest expense and other research and product development expenses.

Other expense (income), net includes the gains or losses on the sales of fixed assets, foreign currency changes and equity method investment gains and losses, as well as market value changes in the Company's deferred compensation plan assets and other non-operational items such as insurance gains or losses as discussed in Note 20.

Total assets include those assets used in the operation of each reportable and non-reportable segment, and the Corporate assets consist primarily of cash and cash equivalents, deferred income taxes, deferred compensation plan assets, equity and other investments and certain Corporate real estate holdings primarily utilized by THOR’s U.S.-based operating subsidiaries.

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements.

The following tables summarize the Company's financial performance by reportable segment:

	2026	2025	2024
NET SALES:
Recreational vehicles
North American Towable	$3,176,687	$3,784,666	$3,679,671
North American Motorized	2,455,160	2,175,604	2,445,850
Total North America	5,631,847	5,960,270	6,125,521
European	3,296,729	3,023,961	3,364,980
Total recreational vehicles	8,928,576	8,984,231	9,490,501
Other	976,976	859,609	781,927
Intercompany eliminations	(297,407)	(264,350)	(229,020)
Total	$9,608,145	$9,579,490	$10,043,408

	2026	2025	2024
COST OF PRODUCTS SOLD:
Recreational vehicles
North American Towable	$2,820,110	$3,287,690	$3,252,285
North American Motorized	2,239,310	1,964,970	2,168,010
Total North America	5,059,420	5,252,660	5,420,295
European	2,853,046	2,563,642	2,783,769
Total recreational vehicles	7,912,466	7,816,302	8,204,064
Other	780,508	685,739	616,549
Intercompany eliminations	(297,459)	(263,192)	(229,167)
Total	$8,395,515	$8,238,849	$8,591,446

GROSS PROFIT:
Recreational vehicles
North American Towable	$356,577	$496,976	$427,386
North American Motorized	215,850	210,634	277,840
Total North America	572,427	707,610	705,226
European	443,683	460,319	581,211
Total recreational vehicles	1,016,110	1,167,929	1,286,437
Other, net	196,520	172,712	165,525
Total	$1,212,630	$1,340,641	$1,451,962

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Recreational vehicles
North American Towable	$221,454	$256,536	$246,330
North American Motorized	130,004	124,715	136,398
Total North America	351,458	381,251	382,728
European	327,621	306,254	298,013
Total recreational vehicles	679,079	687,505	680,741
Other, net	89,166	81,517	75,108
Corporate	135,151	153,532	139,682
Total	$903,396	$922,554	$895,531

AMORTIZATION EXPENSE:
Recreational vehicles
North American Towable	$15,852	$18,076	$20,101
North American Motorized	12,836	14,627	15,487
Total North America	28,688	32,703	35,588
European	48,168	48,566	51,649
Total recreational vehicles	76,856	81,269	87,237
Other, net	35,303	37,200	45,183
Corporate	—	558	124
Total	$112,159	$119,027	$132,544

	2026	2025	2024
INTEREST EXPENSE (INCOME), NET:
Recreational vehicles
North American Towable	$(11)	$(11)	$(14)
North American Motorized	—	(8)	1
Total North America	(11)	(19)	(13)
European	(176)	2,191	6,078
Total recreational vehicles	(187)	2,172	6,065
Other, net	139	164	295
Corporate	36,884	46,105	82,306
Total	$36,836	$48,441	$88,666

OTHER EXPENSE (INCOME), NET:
Recreational vehicles
North American Towable	$(28,047)	$(24,637)	$(8,263)
North American Motorized	(1,153)	(14,043)	(542)
Total North America	(29,200)	(38,680)	(8,805)
European	(4,171)	1,674	(5,906)
Total recreational vehicles	(33,371)	(37,006)	(14,711)
Other, net	(165)	91	(360)
Corporate	(44,946)	(8,657)	1,448
Total	$(78,482)	$(45,572)	$(13,623)

INCOME (LOSS) BEFORE INCOME TAXES:
Recreational vehicles
North American Towable	$147,329	$247,012	$169,232
North American Motorized	74,163	85,343	126,496
Total North America	221,492	332,355	295,728
European	72,241	101,634	231,377
Total recreational vehicles	293,733	433,989	527,105
Other, net	72,077	53,740	45,299
Corporate	(127,089)	(191,538)	(223,560)
Total	$238,721	$296,191	$348,844

The following tables provide other supplemental financial information by reportable segment:

	2026	2025
TOTAL ASSETS:
Recreational vehicles
North American Towable	$1,226,040	$1,270,005
North American Motorized	903,992	978,762
Total North America	2,130,032	2,248,767
European	3,035,269	2,965,645
Total recreational vehicles	5,165,301	5,214,412
Other, net	1,188,092	1,018,622
Corporate	602,762	832,250
Total	$6,956,155	$7,065,284

	2026	2025	2024
DEPRECIATION AND INTANGIBLE ASSET AMORTIZATION EXPENSE:
Recreational vehicles
North American Towable	$47,410	$52,662	$54,716
North American Motorized	34,553	34,119	34,789
Total North America	81,963	86,781	89,505
European	131,798	129,434	126,831
Total recreational vehicles	213,761	216,215	216,336
Other, net	49,686	51,699	58,233
Corporate	2,908	3,293	2,576
Total	$266,355	$271,207	$277,145

CAPITAL ACQUISITIONS:
Recreational vehicles
North American Towable	$30,531	$15,808	$16,938
North American Motorized	31,061	15,249	16,329
Total North America	61,592	31,057	33,267
European	57,523	71,454	70,497
Total recreational vehicles	119,115	102,511	103,764
Other, net	24,349	11,792	26,108
Corporate	11,168	7,313	9,745
Total	$154,632	$121,616	$139,617

	2026	2025	2024
DESTINATION OF NET SALES BY GEOGRAPHIC REGION:
United States	$5,826,706	$6,120,620	$6,190,597
Germany	2,007,923	1,922,361	2,023,566
Other Europe	1,298,428	1,103,112	1,343,081
Canada	440,085	392,985	435,839
Other foreign	35,003	40,412	50,325
Total	$9,608,145	$9,579,490	$10,043,408

	2026	2025
PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION:
United States	$695,100	$677,364
Germany	483,884	490,681
Other Europe	119,343	131,386
Other	11,177	16,297
Total	$1,309,504	$1,315,728

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

As of July 31, 2026 and July 31, 2025 there were no derivative instruments designated as hedges, except for the net investment hedge discussed below.

Net Investment Hedge

The Company designates a portion of its outstanding Euro-denominated term loan tranche as a hedge of foreign currency exposures related to investments the Company has in certain Euro-denominated functional currency subsidiaries.

The foreign currency transaction gains and losses on the portion of the Euro-denominated term loan designated and effective as a hedge of the Company's net investment in its Euro-denominated functional currency subsidiaries are included as a component of the foreign currency translation adjustment. Gains (losses), net of tax, included in the foreign currency translation adjustment were $(1,466), $(3,296) and $7,375 for the fiscal years ended July 31, 2026, 2025 and 2024, respectively.

There were no amounts reclassified out of accumulated other comprehensive income (loss) pertaining to the net investment hedge during the fiscal years ended July 31, 2026, 2025 and 2024.

Derivatives Not Designated as Hedging Instruments

The Company has certain other derivative instruments which have not been designated as hedges. These other derivative instruments had a notional amount totaling approximately $93,821 and a fair value liability of $2,506 as of July 31, 2026. These other derivative instruments had a notional amount totaling approximately $31,820 and a net fair value asset of $9,675 as of July 31, 2025. For these derivative instruments, changes in fair value are recognized in earnings.

	2026
	Net Sales	Other income, net	Interest Expense
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income, net of tax
Foreign currency forward contracts	$(1,173)	$66	$—
Warrants to purchase shares	—	10,760	—
Interest rate swap agreements	—	—	156
Total gain (loss)	$(1,173)	$10,826	$156

	2025
	Net Sales	Other income, net	Interest Expense
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income, net of tax
Foreign currency forward contracts	$(559)	$—	$—
Warrants to purchase shares	—	5,843	—
Interest rate swap agreements	—	—	(5)
Total gain (loss)	$(559)	$5,843	$(5)

	2024
	Net Sales	Other income, net	Interest Expense
Gain (Loss) on Derivatives Not Designated as Hedging Instruments
Gain (loss) recognized in income, net of tax
Foreign currency forward contracts	$(962)	$—	$—
Interest rate swap agreements	—	—	(160)
Total gain (loss)	$(962)	$—	$(160)

4.INVENTORIES

Major classifications of inventories are as follows:

	July 31, 2026	July 31, 2025
Finished goods – RV	$213,453	$256,239
Finished goods – other	158,155	127,600
Work in process	286,706	269,279
Raw materials	454,575	409,411
Chassis	461,318	438,079
Subtotal	1,574,207	1,500,608
Excess of FIFO costs over LIFO costs	(151,090)	(148,812)
Total inventories, net	$1,423,117	$1,351,796

Of the $1,574,207 and $1,500,608 of inventories at July 31, 2026 and July 31, 2025, $1,205,326 and $1,089,453, respectively, were valued on the first-in, first-out (“FIFO”) basis, and $368,881 and $411,155, respectively, were valued on the last-in, first-out (“LIFO”) basis. During both fiscal 2026 and fiscal 2024 the amount of inventories in certain LIFO pools decreased and resulted in the liquidation of LIFO inventory layers carried at lower costs. The effect of these liquidations was to increase consolidated net income before income taxes in both years, by approximately $10,760 in fiscal 2026, primarily in the North American Towable segment, and by approximately $29,200 in fiscal 2024, with $23,900 in the North American Motorized segment and the remainder in the North American Towable segment.

5.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	July 31, 2026	July 31, 2025
Land	$146,606	$146,250
Buildings and improvements	1,061,053	1,026,240
Machinery and equipment	855,079	794,363
Rental vehicles	123,432	139,824
Lease right-of-use assets – operating	39,862	41,755
Lease right-of-use assets – finance	408	4,026
Total cost	2,226,440	2,152,458
Less: Accumulated depreciation	(916,936)	(836,730)
Property, plant and equipment, net	$1,309,504	$1,315,728
See Note 15 to the Consolidated Financial Statements for further information regarding the lease right-of-use assets.

In connection with certain restructuring activities as discussed in Note 17 to the Consolidated Financial Statements, the Company anticipates that strategic sales of certain RV facilities and related equipment will occur during the ensuing twelve months and as a result, property, plant and equipment with total net carrying values of $18,901 and $49,740, primarily consisting of North American Towable buildings and improvements, were classified as assets held for sale and included in Prepaid income taxes, expenses and other current assets in the Consolidated Balance Sheets as of July 31, 2026 and July 31, 2025, respectively.

During fiscal 2026, the Company evaluated the fair value of the assets held for sale based on available market data (a non-recurring ASC 820 Level 3 input), less costs to sell, and compared that to their applicable carrying values. These evaluations resulted in an impairment charge of $7,822 related to certain facilities included in Other expense (income), net in the North American Towable segment during fiscal 2026.

6.INTANGIBLE ASSETS AND GOODWILL

The components of Amortizable intangible assets are as follows:

	July 31, 2026		July 31, 2025
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Dealer networks/customer relationships	$1,143,650	$763,346	$1,126,554	$696,064
Trademarks	364,127	155,258	360,291	135,063
Design/developed technology and other intangibles	286,272	190,951	268,148	165,108
Total amortizable intangible assets	$1,794,049	$1,109,555	$1,754,993	$996,235

Estimated annual amortization expense is as follows:

For the fiscal year ending July 31, 2027	$112,394
For the fiscal year ending July 31, 2028	102,839
For the fiscal year ending July 31, 2029	79,721
For the fiscal year ending July 31, 2030	64,072
For the fiscal year ending July 31, 2031	58,963
For the fiscal year ending July 31, 2032 and thereafter	266,505
$684,494

The Company completed its annual Goodwill impairment test for fiscal 2026 as of May 31, 2026, and no impairment was identified. There were no impairments of goodwill during fiscal 2025 or 2024.

Changes in the carrying amount of Goodwill by reportable segment as of July 31, 2026 and July 31, 2025 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Net balance as of July 31, 2024	$337,883	$65,064	$948,674	$435,352	$1,786,973
Fiscal year 2025 activity:
Foreign currency translation and other	—	—	54,145	—	54,145
Net balance as of July 31, 2025	$337,883	$65,064	$1,002,819	$435,352	$1,841,118
Fiscal year 2026 activity:
Goodwill acquired	—	—	—	71,490	71,490
Measurement period adjustments	—	—	—	306	306
Foreign currency translation and other	—	—	3,416	—	3,416
Net balance as of July 31, 2026	$337,883	$65,064	$1,006,235	$507,148	$1,916,330

The goodwill acquired in fiscal year 2026 primarily related to the equity investment transaction described in Note 7 to the Consolidated Financial Statements.

The components of the goodwill balances by reportable segment as of July 31, 2026 and July 31, 2025 are summarized as follows:

	North American Towable	North American Motorized	European	Other	Total
Goodwill	$348,032	$82,316	$1,006,235	$507,148	$1,943,731
Accumulated impairment charges	(10,149)	(17,252)	—	—	(27,401)
Net balance as of July 31, 2026	$337,883	$65,064	$1,006,235	$507,148	$1,916,330

	North American Towable	North American Motorized	European	Other	Total
Goodwill	$348,032	$82,316	$1,002,819	$435,352	$1,868,519
Accumulated impairment charges	(10,149)	(17,252)	—	—	(27,401)
Net balance as of July 31, 2025	$337,883	$65,064	$1,002,819	$435,352	$1,841,118

7. EQUITY INVESTMENTS AND ACQUISITION

Effective December 30, 2022, the Company entered into a Subscription and Contribution Agreement with TechNexus Holdings LLC (“TechNexus”), whereby the Company transferred TH2Connect, LLC d/b/a Roadpass Digital (“Roadpass Digital”) and its associated legal entities to TN-RP Holdings, LLC (“TN-RP”), following which the Company and TechNexus owned 100% of the Class A-RP units and Class C-RP units, respectively, issued by TN-RP. The Company also simultaneously entered into an Operating Agreement with TechNexus related to TN-RP whereby TechNexus managed the day-to-day operations of TN-RP subject to certain protective rights maintained by the Company. As a result of the December 30, 2022 agreements, the Company no longer had a controlling financial interest in Roadpass Digital which resulted in the deconsolidation of Roadpass Digital in fiscal 2023. For the entirety of fiscal 2024 and 2025 as well as for fiscal 2026 prior to July 1, 2026, TN-RP was a variable interest entity (“VIE”), in which both the Company and TechNexus each had a variable interest. The Company had significant influence due to its Class A-RP unit ownership interest, non-majority seats on the TN-RP advisory board and certain protective rights, and therefore the Company’s investment in TN-RP was accounted for under the equity method of accounting and reported as a component of Equity investments in the Consolidated Balance Sheets until the July 1, 2026 transaction date.

Effective July 1, 2026, the Company entered into a Master Transaction and Settlement Agreement with TechNexus that transferred the Class C-RP units held by TechNexus to the Company and TechNexus resigned as manager. This resulted in the Company obtaining full ownership and control of TN-RP, which includes the Roadpass Digital business. The Company completed the transaction to obtain control of TN-RP and the Roadpass Digital business, including control of decisions previously executed by the manager, as we believe the Company will be able to extract more value, at a quicker pace, from the business by integrating Roadpass Digital strategically and wholistically with other Company businesses and assets which are focused on driving value to RV owners. Consideration transferred was immaterial.

The Company remeasured its previously held interest in TN-RP to fair value. As a result of the transaction, the Company recognized an immaterial loss in Other income, net, in the Consolidated Statements of Income and Comprehensive Income in fiscal 2026 and consolidated TN-RP as of July 1, 2026. As of July 1, 2026, the fair value of the previously held interest in TN-RP was based on a Discounted Cash Flow method and Option Pricing Model. This fair value measurement includes management judgment, particularly estimates of future cash flows based on revenues and margins that TN-RP is forecasted to generate in the future, terminal value assumptions and discount rates developed using market observable inputs and consideration of risks regarding future performance. Additionally, the Option Pricing Model further utilized estimates related to volatility, incorporating a selection of guideline public companies, and expected time to exit. The Discounted Cash Flow method and Option Pricing Model both used level 3 inputs as defined by ASC 820.

Following the July 1, 2026 transaction, the TN-RP operating companies were moved under the ownership and management of Airxcel. The Roadpass Digital business will operate as a subsidiary of Airxcel, which will support efficient strategic integration and the expansion of RV and travel-related products and services.

The following is a preliminary summary of the fair values of the net assets acquired on the July 1, 2026 acquisition date. The Company is in the process of completing a fair value analysis relating to the identified intangible assets, and as such, those values remain subject to adjustment. The Company expects to finalize these values in the first half of fiscal 2027.

Cash	$326
Accounts receivable and prepaids	402
Developed technology	17,500
Tradenames and trademarks	3,400
Customer and user relationships	15,600
Goodwill	60,922
Accounts payable and accrued expenses	(503)
Deferred revenue	(3,334)
Total fair value of net assets acquired	$94,313
Less: Cash received	(326)
Total consideration and fair value of previously held interest, less cash acquired	$93,987

On the transaction date, amortizable intangible assets (which consist of developed technology, tradenames and trademarks, and customer and user relationships) had a weighted-average useful life of 5 years. The developed technology was valued based on the Discounted Cash Flow method and is amortized on a straight-line basis over 6 years. The tradenames and trademarks were valued based on the Relief from Royalty method and are amortized on a straight-line basis over 15 years. The customer and user relationships were valued based on the Replacement Cost method and are amortized on a straight-line basis over 2 years.

The Company holds other investments that are accounted for under the equity method of accounting and reported as components of Equity investments in the Consolidated Balance Sheets. One of those investments is also a VIE over which the Company has significant influence.

The Company had the following aggregate investment and maximum exposure to loss related to investments that are VIEs:

	July 31, 2026	July 31, 2025
Carrying amount of equity investments	$56,419	$136,784
Maximum exposure to loss	$56,419	$139,284

The Company’s share of income and losses accounted for under the equity method of accounting are included in Other income, net in the Consolidated Statements of Income and Comprehensive Income. Income of $1,074 was recognized in the fiscal year ended July 31, 2026. Losses of $3,775 and $13,106 were recognized in the fiscal years ended July 31, 2025 and July 31, 2024, respectively.

8.CONCENTRATION OF RISK

One dealer, FreedomRoads, LLC, accounted for approximately 13% of the Company’s consolidated net sales in fiscal 2026 and approximately 14% in both fiscal 2025 and fiscal 2024. The majority of the sales to this dealer are reported within the North American Towable and North American Motorized segments. This dealer also accounted for approximately 13% of the Company’s consolidated trade accounts receivable at July 31, 2026 and approximately 14% at July 31, 2025. The loss of this dealer or a deterioration in the liquidity or creditworthiness of this dealer could have a material adverse effect on the Company’s business.

9.EMPLOYEE BENEFIT PLANS

Substantially all non-highly compensated U.S. employees are eligible to participate in a 401(k) plan. The Company may make discretionary contributions to the 401(k) plan according to a matching formula determined by each operating subsidiary. Total expense for the plan was $5,955 in fiscal 2026, $5,403 in fiscal 2025 and $4,840 in fiscal 2024.

The Company has established a deferred compensation plan for highly compensated U.S. employees who are not eligible to participate in a 401(k) plan. This plan allows participants to defer a portion of their compensation and the Company then invests the funds in a combination of corporate-owned life insurance (“COLI”) and mutual fund investments held by the Company. The employee deferrals and the results and returns of the investments selected by the participants, which totaled $164,229 at July 31, 2026 and $146,064 at July 31, 2025, are recorded as Other long-term liabilities in the Consolidated Balance Sheets. Investments held by the Company are accounted for at cash surrender value for COLI and at fair value for mutual fund investments. Both types of company-owned assets, which in total approximate the same value as the plan liabilities, are reported as Other long-term assets on the Consolidated Balance Sheets. Changes in the value of the plan assets are reflected within Other income, net on the Consolidated Statements of Income and Comprehensive Income. Changes in the value of the liability are reflected within Selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. The Company does not make matching contributions to the deferred compensation plan.

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

The financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2026 and July 31, 2025 are as follows:

	Input Level	July 31, 2026	July 31, 2025
Assets:
Cash equivalents	Level 1	$178,209	$362,067
Deferred compensation plan mutual fund assets	Level 1	$472	$12,302
Warrants to purchase shares	Level 2	$—	$10,885

Liabilities:
Interest rate swaps	Level 2	$1,000	$1,210
Foreign currency forward contract	Level 2	$1,506	$—

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

Warrants to purchase shares represented certain warrants to purchase common and preferred shares of a non-public company that is not actively traded. Fair value was determined based upon prices paid by investors for the same or similar securities. These warrants were reported as a component of Other long-term assets on the Consolidated Balance Sheets. These warrants were exercised prior to July 31, 2026.

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

Changes in our product warranty liabilities during the indicated periods are as follows:

	For the Fiscal Years Ended July 31,
	2026	2025	2024
Beginning balance	$291,130	$311,627	$345,197
Provision	215,496	234,205	290,491
Payments	(233,053)	(257,248)	(323,094)
Foreign currency translation	151	2,546	(967)
Ending balance	$273,724	$291,130	$311,627

12.LONG-TERM DEBT

The components of long-term debt are as follows:

	July 31, 2026	July 31, 2025
Term loan	$353,405	$408,159
Senior unsecured notes	500,000	500,000
Unsecured notes	5,743	5,723
Other debt	16,620	19,930
Total long-term debt	875,768	933,812
Debt issuance costs, net of amortization	(7,809)	(10,833)
Total long-term debt, net of debt issuance costs	867,959	922,979
Less: Current portion of long-term debt	(2,814)	(3,367)
Total long-term debt, net, less current portion	$865,145	$919,612

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

The November 15, 2023 debt amendments noted above were evaluated on a creditor-by-creditor basis pursuant to the requirements in ASC 470-50 related to syndicated loan arrangements. Extinguishment accounting was applied to the creditors that were deemed to have a substantial difference in terms based on an analysis of the present values of cash flows before and after the amendments. As a result of this analysis, the Company recorded expense of $14,741 in the second quarter of fiscal 2024. $7,566 of this $14,741 expense was classified as interest expense in the Company’s Consolidated Statements of Income and Comprehensive Income and primarily represents extinguishment charges, while the remaining $7,175 was classified as administrative expense and primarily represents third-party costs attributed to the modified loans. In addition, during the second quarter of fiscal 2024 the Company capitalized qualifying financing-related costs of $10,480 related to these amendments which are amortized over the remaining term of the amended agreements subject to acceleration for early term loan principal payments.

On July 1, 2024, the Company entered into an amendment to the term loan to modify the applicable margins used to determine the interest rate on both the USD term loan and the Euro term loan. USD term loan interest under the amended agreement was reduced by 0.50% so that the applicable margin for ABR-based loans is now 1.25% and for SOFR-based loans is 2.25%. The applicable margin for the Euro term loan was also reduced by 0.25% so that the applicable margin for the EURIBOR-based loans is 2.75%. The November 15, 2030 maturity date for the term loan remained unchanged. The covenants and other provisions of the Credit Agreement remained unchanged. The costs associated with this repricing amendment were not material.

Under the term loan, required annual principal payments of 1.00% of the November 15, 2023 term loan balance are payable quarterly in 0.25% installments starting on May 1, 2024. The Company has made sufficient payments on the USD term loan and Euro term loan to fulfill all future annual principal payment requirements over the term of the loan.

The Company must make mandatory prepayments of principal under the term loan agreement upon the occurrence of certain specified events, including certain asset sales, debt issuances and receipt of annual cash flows in excess of certain amounts. No such specified events occurred during fiscal 2026 or fiscal 2025. The Company may, at its option, prepay any borrowings under the term loan, in whole or in part, at any time without premium or penalty (except in certain circumstances).

As of July 31, 2026, the outstanding USD term loan balance of $50,000 was subject to a SOFR-based rate totaling 5.98%. As of July 31, 2025, the outstanding USD term loan balance of $60,000 was subject to a SOFR-based rate totaling 6.61%. The total interest rate on the July 31, 2026 outstanding Euro term loan tranche balance of $303,405 was 4.94%, and the total interest rate on the July 31, 2025 outstanding Euro term loan balance of $348,159 was 4.65%.

As of July 31, 2026 and July 31, 2025 there were no outstanding ABL borrowings. The Company may, generally at its option, repay any borrowings under the ABL, in whole or in part, at any time and from time to time, without penalty or premium.

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

The unused availability under the ABL is generally available to the Company for general operating purposes, and based on July 31, 2026 eligible receivable and inventory balances and net of amounts drawn, if any, totaled approximately $815,000.

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

The unsecured note of 5,000 Euro ($5,743) at July 31, 2026 relates to long-term debt of our European segment and has an interest rate of 2.53% and matures in March 2028. Other debt relates primarily to real estate loans with varying maturity dates through September 2032 and interest rates ranging from 2.38% to 2.41%.

Total contractual debt maturities are as follows:

For the fiscal year ending July 31, 2027	$2,814
For the fiscal year ending July 31, 2028	8,556
For the fiscal year ending July 31, 2029	2,814
For the fiscal year ending July 31, 2030	502,814
For the fiscal year ending July 31, 2031	356,219
For the fiscal year ending July 31, 2032 and thereafter	2,551
$875,768

For fiscal 2026, 2025 and 2024, interest expense on total long-term debt was $45,263, $61,222 and $99,970, respectively. These interest expense amounts include amortization of capitalized debt issuance costs of $3,835, $7,342 and $10,708 for fiscal years 2026, 2025 and 2024, respectively. Additionally, fiscal 2024 interest expense included the debt extinguishment charges noted above.

The fair value of the Company’s term-loan debt at July 31, 2026 and July 31, 2025 was $354,922 and $410,124, respectively, and the fair value of the Company’s Senior Unsecured Notes at July 31, 2026 and July 31, 2025 was $465,000 and $469,100, respectively. The fair value of all other debt held by the Company approximates carrying value. The fair values of the Company’s long-term debt are primarily estimated using Level 2 inputs as defined by ASC 820, based on quoted prices in markets that are not active.

13.INCOME TAXES

The sources of income before income taxes are as follows:

	For the Fiscal Years Ended July 31,
	2026	2025	2024
United States	$160,468	$180,390	$115,618
Foreign	78,253	115,801	233,226
Total	$238,721	$296,191	$348,844

The components of the provision for income taxes are as follows:

	For the Fiscal Years Ended July 31,
Income Taxes:	2026	2025	2024
U.S. Federal	$(665)	$37,250	$52,832
U.S. state and local	4,584	10,660	10,372
Foreign	31,134	20,750	48,242
Total current expense	35,053	68,660	111,446
U.S. Federal	29,764	(4,997)	(22,236)
U.S. state and local	4,506	268	(4,116)
Foreign	(5,256)	(24,331)	(1,650)
Total deferred expense (benefit)	29,014	(29,060)	(28,002)
Total income tax expense	$64,067	$39,600	$83,444

The One Big Beautiful Bill Act (“OBBB”) was signed into law on July 4, 2025. The OBBB includes a broad range of tax reform provisions affecting businesses including, but not limited to, 100% bonus depreciation, expensing of U.S.-based research and development costs, interest expense deduction limitations and changes to international tax provisions. The most relevant impact to the Company was the 100% bonus depreciation for qualified property placed in service after January 19, 2025. The other relevant provisions of the OBBB impact the Company in fiscal years 2026 and 2027. For fiscal year 2026, the Company elected to accelerate its previously capitalized and unamortized US research and development costs and deduct them all in the current fiscal year. Changes to the international provisions will impact the Company in fiscal year 2027.

Effective with the Company’s annual disclosures for the year ended July 31, 2026, the Company prospectively adopted new guidance which requires disclosure of specific categories and greater disaggregation of information presented in the effective tax rate reconciliation. The following table is a reconciliation between the U.S. federal statutory tax rate and the effective tax rate for the twelve months ended July 31, 2026:

	Year Ended July 31, 2026
	Amount	Percent
U.S. federal statutory tax rate	$50,131	21.00%
State and local income taxes, net of federal income tax effect (1)	8,346	3.50%
Foreign tax effects
Germany
Nondeductible interest costs	4,817	2.02%
Statutory tax rate difference between Germany and U.S.	1,618	0.68%
FX gain and loss not subject to foreign taxation	1,203	0.50%
Other	(1,322)	(0.55)%
Bermuda
Statutory tax rate differences between Bermuda and U.S. on interest and other income	(5,041)	(2.11)%
FX gain and loss not subject to foreign taxation	(738)	(0.31)%
United Kingdom
Tax effects of restructuring	6,761	2.83%
Other	(113)	(0.05)%
Other foreign jurisdictions	2,260	0.95%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Global Intangible Low-Taxed Income / Subpart F	53	0.02%
Other	15	0.01%
Tax credits
Foreign tax credit	(7,073)	(2.96)%
Other	(515)	(0.22)%
Changes in valuation allowances	—	—%
Nontaxable or nondeductible items
Executive compensation limitation under Section 162(m)	4,443	1.86%
Other	(14)	(0.01)%
Changes in unrecognized tax benefits (2)(3)	(689)	(0.29)%
Other	(75)	(0.03)%
Effective tax rate	$64,067	26.84%
(1) State taxes in Alabama, California, Indiana, Michigan, New York, Oregon, Pennsylvania and Texas made up the majority (greater than 50 percent) of the tax effect in this category.
(2) The Company presents changes in unrecognized tax benefits related to tax positions taken in prior annual reporting periods within Changes in unrecognized tax benefits. Amounts in this category may be aggregated across federal, state and foreign jurisdictions.
(3) Current-year and prior-year uncertain tax benefit activity is presented within Changes in unrecognized tax benefits. Amounts presented in this category are aggregated across federal, state and foreign jurisdictions, consistent with ASU 2023-09 presentation guidance. If current-year uncertain tax benefits are instead presented in another category, the amounts would be subject to the disaggregation requirements applicable to that category.

The differences between income tax expense at the federal statutory rate and the actual income tax expense for July 31, 2025 and July 31, 2024 are as follows:

	For the Fiscal Years Ended July 31,
	2025	2024
Provision at federal statutory rate	$62,200	$73,257
Differences between U.S. Federal statutory and foreign tax rates	(38,152)	3,821
Foreign currency remeasurement (gains) losses	21,522	(7,621)
U.S. state and local income taxes, net of federal benefit	7,779	4,840
Nondeductible compensation	4,133	3,976
Effect of foreign tax law change	(15,314)	—
Contingent liability accrual and settlement	—	(7,456)
Global Intangible Low-Taxed Income	—	12,068
Other	(2,568)	559
Total income tax expense	$39,600	$83,444

A summary of the deferred income tax balances is as follows:

	July 31,
	2026	2025
Deferred income tax assets (liabilities):
Inventory basis	$9,453	$11,550
Self-insurance reserves	3,965	4,531
Accrued product warranties	52,932	59,008
Accrued incentives	10,072	6,340
Employee benefits	10,440	14,040
Sales returns and allowances	2,869	2,942
Accrued expenses	13,545	6,030
Operating leases	9,792	9,998
Research and development	2,452	22,021
Deferred compensation	33,253	32,591
Net operating loss and other carryforwards	37,276	37,049
Unrealized loss	4,962	5,711
Unrecognized tax benefits	2,432	2,684
Other	43	8,118
Total deferred tax assets	193,486	222,613
Valuation allowance	(15,720)	(14,342)
Total deferred tax assets, net of valuation allowance	177,766	208,271
Property, plant and equipment	(30,597)	(33,241)
Operating leases	(9,477)	(9,871)
Investments	(5,371)	(1,838)
Intangibles	(178,390)	(182,057)
Total deferred tax (liabilities)	$(223,835)	$(227,007)
Total net long-term deferred tax assets (liabilities)	$(46,069)	$(18,736)

Deferred tax assets are reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The valuation allowances recorded at July 31, 2026 and July 31, 2025 relate to certain state and foreign net operating loss ("NOL") carryforwards, state tax credit carryforwards, other assets in foreign jurisdictions and certain disallowed state interest carryforwards.

As of July 31, 2026, the Company had $13,528 of deferred tax assets related to NOL carryforwards in certain foreign jurisdictions that will expire from fiscal 2027 or be carried forward indefinitely, of which $11,664 has been fully reserved with a valuation allowance, and the remaining amount the Company expects to realize. In addition, the Company has $1,753 of tax-affected U.S. state tax NOL carryforwards that expire from fiscal 2027 to 2046, of which $722 has been fully reserved with a valuation allowance and $763 has no deferred tax asset or valuation allowance recorded since there is no expectation of future realization. The Company has a deferred tax asset related to disallowed interest carryforwards of $20,526 in foreign jurisdictions, which it expects to fully realize, and $2,330 of deferred tax assets related to U.S. state disallowed interest and credit carryforwards, on which a full $2,330 valuation allowance is recorded.

With the exception of foreign subsidiary investment basis differences not attributable to un-repatriated foreign earnings, we consider all of our undistributed earnings of our foreign subsidiaries, as of July 31, 2026, to not be indefinitely reinvested outside of the United States, with the exception of those unremitted earnings associated with several European jurisdictions. As of July 31, 2026, the related income tax cost of the repatriation of foreign earnings was not material.

Effective with the Company’s annual disclosures for the year ended July 31, 2026, the Company prospectively adopted new guidance which requires disaggregation of income taxes paid by jurisdiction. The following table presents income taxes paid by jurisdiction, net of refunds, for the twelve months ended July 31, 2026:

July 31, 2026
Federal	$28,000
State	10,705
Foreign
Germany	20,763
Other foreign	2,334
Total income taxes paid (net of refunds)	$61,802

The benefits of tax positions reflected on income tax returns but whose outcome remains uncertain are only recognized for financial accounting purposes if they meet minimum recognition thresholds. The total amount of unrecognized tax benefits that, if recognized, would have impacted the Company’s effective tax rate were $6,955 for fiscal 2026, $8,027 for fiscal 2025 and $8,614 for fiscal 2024.

Changes in the unrecognized tax benefit during fiscal years 2026, 2025 and 2024 were as follows:

	2026	2025	2024
Beginning balance	$20,175	$10,434	$13,712
Tax positions related to prior years:
Additions	480	1,201	1,692
Reductions	(2,077)	(648)	(1,977)
Tax positions related to current year:
Additions	137	10,598	386
Settlements	(733)	—	(2,133)
Lapses in statute of limitations	(1,219)	(1,410)	(1,246)
Ending balance	$16,763	$20,175	$10,434

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in income tax expense. The total amount of interest and penalties expense (benefit) recognized in the Consolidated Statements of Income and Comprehensive Income for the fiscal years ended July 31, 2026, July 31, 2025 and July 31, 2024 were $(120), $1,552 and $111, respectively.

The total unrecognized tax benefits above, along with the related accrued interest and penalties, are reported within the liability section of the Consolidated Balance Sheets. A portion of the unrecognized tax benefits is classified as short-term and is included in the “Income and other taxes” line of the Consolidated Balance Sheets, while the remainder is classified as a long-term liability.

The components of total unrecognized tax benefits are summarized as follows:

	July 31,
	2026	2025
Unrecognized tax benefits	$16,763	$20,175
Reduction to unrecognized tax benefits for deferred tax assets	(8,269)	(10,263)
Accrued interest and penalties	3,441	3,776
Total unrecognized tax benefits	$11,935	$13,688

Short-term, included in “Income and other taxes”	$1,590	$1,513
Long-term	10,345	12,175
Total unrecognized tax benefits	$11,935	$13,688

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

The major tax jurisdictions we file in, with the years still subject to income tax examinations, are listed below:

Major Tax Jurisdiction	Tax Years Subject to Examination

United States – Federal	Fiscal 2022 – Fiscal 2025

United States – State	Fiscal 2022 – Fiscal 2025

Germany	Fiscal 2016 – Fiscal 2024

France	Fiscal 2022 – Fiscal 2025

Italy	Fiscal 2016 – Fiscal 2024

United Kingdom	Fiscal 2025

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

The Company’s total commercial commitments under standby repurchase obligations on dealer inventory financing as of July 31, 2026 and July 31, 2025 were $3,315,731 and $3,484,235, respectively. The commitment term is generally up to eighteen months.

The Company accounts for the guarantee under repurchase agreements of dealers’ financing by deferring a portion of the related product sale that represents the estimated fair value of the guarantee at inception. This deferred amount is included in the repurchase and guarantee reserve balances of $15,938 and $17,508 as of July 31, 2026 and July 31, 2025, respectively, which are included in Other current liabilities in the Consolidated Balance Sheets.

Losses incurred related to repurchase agreements that were settled in fiscal 2026 and fiscal 2025 were not material, and fiscal 2024 losses totaled $7,107. Estimating the timing and volume of any potential future repurchase demands, and the related losses to the Company, is difficult and subject to uncertainty. As of July 31, 2026, the Company is not aware of any specific information that would indicate future losses under these agreements would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

A product recall was issued in late fiscal 2021 related to certain purchased parts utilized in certain of our products, and an accrual to cover anticipated costs was established at that time. Starting in fiscal 2022, the accrual has been adjusted quarterly based on developments involving the recall, including our expectations regarding the extent of vendor reimbursements and the estimated total cost of the recall. The Company has been reimbursed for a portion of the costs incurred related to this recall, and as of fiscal 2026 this recall is fully resolved.

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

In both fiscal 2026 and fiscal 2025, there was no material impact on the Company's results of operations related to these two matters. In fiscal 2024, the Company recognized income of $17,979 as a component of selling, general and administrative expense related to these two matters.

15.LEASES

The Company has operating leases primarily for land, buildings and equipment and has various finance leases for certain land and buildings principally expiring through 2027.

Certain of the Company’s leases include options to extend or terminate the leases and these options have been included in the relevant lease term to the extent that they are reasonably certain to be exercised.

The Company does not include significant restrictions or covenants in our lease agreements, and residual value guarantees are not generally included within our operating leases.

The components of lease costs for the fiscal years ended July 31, 2026, 2025 and 2024 were as follows:

	Fiscal Years Ended July 31,
	2026	2025	2024
Operating lease cost	$37,846	$35,383	$32,248
Finance lease cost
Amortization of right-of-use assets	2,648	746	746
Interest on lease liabilities	139	227	305
Total lease cost	$40,633	$36,356	$33,299

Other information related to leases was as follows:

	Fiscal Years Ended July 31,
Supplemental Cash Flow Information	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37,869	$35,359	$32,167
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,032	$11,591	$7,960

	July 31,
Supplemental Balance Sheet Information	2026	2025
Operating leases:
Operating lease right-of-use assets	$39,862	$41,755

Operating lease liabilities
Other current liabilities	$10,588	$12,108
Other long-term liabilities	30,530	30,081
Total operating lease liabilities	$41,118	$42,189

Finance leases:
Finance lease right-of-use assets	$408	$4,026

Finance lease liabilities
Other current liabilities	$855	$968
Other long-term liabilities	43	898
Total finance lease liabilities	$898	$1,866

	July 31,
	2026	2025
Weighted-average remaining lease term
Operating leases	10.4 years	8.8 years
Finance leases	0.9 years	1.8 years
Weighted-average discount rate
Operating leases	5.0%	4.8%
Finance leases	9.7%	9.7%

Future minimum rental payments required under operating and finance leases as of July 31, 2026 were as follows:

	Operating Leases	Finance Leases
For the fiscal year ending July 31, 2027	$15,756	$896
For the fiscal year ending July 31, 2028	11,314	44
For the fiscal year ending July 31, 2029	7,455	—
For the fiscal year ending July 31, 2030	4,015	—
For the fiscal year ending July 31, 2031	2,500	—
For the fiscal year ending July 31, 2032 and thereafter	11,180	—
Total future lease payments	$52,220	$940
Less: Amount representing interest	(11,102)	(42)
Total reported lease liability	$41,118	$898

16.STOCKHOLDERS’ EQUITY

Stock-based Compensation

The Company's Board of Directors (the “Board") and its shareholders approved the THOR Industries, Inc. Amended and Restated Equity and Incentive Plan (the “Plan”) effective December 17, 2025. The maximum number of shares issuable under the Plan is 2,800,000. As of July 31, 2026, the remaining shares available to be granted under the Plan is 2,798,771. There are no shares available for new awards under any previous equity and incentive plans. The key terms and provisions of the Plan are generally consistent with the prior, recently expired equity and incentive plan. Awards under the Plan may be in the form of stock options (incentive stock options and non-statutory stock options), restricted stock, restricted stock units, performance compensation stock awards and stock appreciation rights.

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

Total stock-based expense recognized in fiscal 2026, 2025 and 2024 for these RSU and PSU awards totaled $26,578, $30,872 and $37,901, respectively. The Company’s tax benefit related to this total stock-based compensation expense approximates $3,920, $5,685 and $6,290 for fiscal 2026, 2025 and 2024, respectively. The fair value of the RSU and PSU shares that vested in fiscal 2026, 2025 and 2024 totaled $32,168, $39,514 and $47,282, respectively.

A summary of restricted stock unit and performance stock unit activity during fiscal 2026, 2025 and 2024 is included below:

	2026		2025		2024
	Stock Units	Weighted- Average Grant Date Fair Value	Stock Units	Weighted- Average Grant Date Fair Value	Stock Units	Weighted- Average Grant Date Fair Value
Nonvested, beginning of year	703,062	$92.94	939,238	$88.40	1,175,711	$88.37
Granted	259,742	105.32	201,220	114.25	304,984	93.12
Vested	(376,293)	85.49	(423,069)	93.40	(515,398)	89.82
Forfeited	(5,816)	102.50	(14,327)	82.78	(26,059)	81.35
Nonvested, end of year	580,695	$103.22	703,062	$92.94	939,238	$88.40

At July 31, 2026 there was $27,949 of total unrecognized compensation costs related to restricted stock unit and performance stock unit awards that are expected to be recognized over a weighted-average period of 1.6 years.

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

During fiscal 2026, the Company purchased 1,274,538 shares of its common stock, at various times in the open market, at a weighted-average price of $90.33 and held them as treasury shares at an aggregate purchase price of $115,126 with the entire amount coming from the June 18, 2025 authorization.

During fiscal 2025, the Company purchased 586,558 shares of its common stock, at various times in the open market, at a weighted-average price of $89.76 and held them as treasury shares at an aggregate purchase price of $52,647, with 229,766 shares, or $20,700, coming from the June 18, 2025 authorization and 356,792 shares, or $31,947, coming from the June 24, 2022 authorization.

Since the inception of the initial December 21, 2021 authorization, the Company has repurchased 5,075,868 shares of its common stock, at various times in the open market, at a weighted-average price of $87.33 per share and held them as treasury shares at an aggregate purchase price of $443,274.

As of July 31, 2026, the remaining amount of the Company’s common stock that may be repurchased under the June 18, 2025 authorization expiring on July 31, 2027 is $264,174.

17.RESTRUCTURING ACTIVITIES

During the third quarter of fiscal 2025, the Company announced a strategic organizational restructuring within its North American Towable segment to realign certain brands formerly produced by Heartland Recreation Vehicles to Jayco to optimize its enterprise structure. The restructuring plan included workforce reductions, brand rationalization, and the closure, sale or internal transfer of certain facilities. Costs associated with this restructuring as well as other ancillary initiatives are included in the financial statements for fiscal years 2026 and 2025 as summarized below in the North American Towable RVs table.

During the third and fourth quarter of fiscal 2026, the Company undertook certain restructuring initiatives within its North American Motorized segment to reduce its operational footprint and improve labor efficiencies. These actions included workforce reductions and the closure of a facility. Costs associated with this initiative are included in the financial statements for fiscal year 2026 as summarized below in the North American Motorized RVs table.

During fiscal 2026 and 2025, the Company undertook various restructuring initiatives within its European segment across multiple operating entities to reduce its operational footprint and improve labor efficiencies. These actions included workforce reductions, brand rationalization, and the closure of certain facilities. Costs associated with these initiatives are included in the financial statements for fiscal years 2026 and 2025 as summarized below in the European RVs table.

During fiscal 2026 and 2025, the Company restructured various departments and management levels within Other & Corporate to reduce costs and streamline certain functions. These actions included workforce reductions and the elimination of certain management levels. Costs associated with these departmental and managerial restructurings are included in the financial statements for fiscal years 2026 and 2025 as summarized below in the Other & Corporate table.

Any changes to the Company's estimates or additional charges associated with the initiatives and restructurings described above that are in process as of July 31, 2026, which are not expected to be material, will be reflected in the Company's results of operations in future periods, as appropriate.

We anticipate additional restructuring costs will be incurred and recognized in one or more of the Company’s reportable segments as actions associated with additional initiatives are implemented and/or approved in the future.

The components of the relevant restructuring costs include the following:

North American Towable RVs	Fiscal Years Ended July 31,
	2026	2025
Employee severance and related benefits	$7,512	$3,449
Long-lived asset costs	8,382	3,276
Inventory valuation expenses	1,515	6,134
Other restructuring expenses	11,938	3,071
Total	$29,347	$15,930

North American Motorized RVs	Fiscal Years Ended July 31,
	2026	2025
Employee severance and related benefits	$656	$—
Long-lived asset costs	3,234	—
Total	$3,890	$—

European RVs	Fiscal Years Ended July 31,
	2026	2025
Employee severance and related benefits	$18,160	$6,625
Long-lived asset costs	4,248	686
Inventory valuation expenses	2,020	3,647
Other restructuring expenses	774	—
Total	$25,202	$10,958

Other & Corporate	Fiscal Years Ended July 31,
	2026	2025
Employee severance and related benefits	$450	$15,235
Total	$450	$15,235

In addition to the expenses outlined in the tables above, the Company realized gains on the sale of fixed assets related to restructuring initiatives. For the years ended July 31, 2026 and July 31, 2025, the North American Towable segment realized gains from the sale of fixed assets of $36,942 and $24,068, respectively, which primarily related to the restructuring activities described above. For the years ended July 31, 2026 and July 31, 2025, the realized gains and losses from the sale of fixed assets relating to restructuring activities in the North American Motorized, European and Other segments were not material.

Restructuring costs appear on the Consolidated Statements of Income as follows: Employee severance and related benefits are located within Selling, general and administrative expenses; Long-lived asset costs, which include asset impairment and accelerated depreciation costs, are located within Other income (expense), net and Cost of products sold, respectively; and inventory valuation expenses are located within Cost of products sold. Other restructuring expenses primarily includes building costs, promotional activities, and other expenses associated with the conclusion of business operations. These expenses are located within Net Sales, Cost of products sold and Selling, general and administrative expenses on the Consolidated Statements of Income.

The following table presents the changes in restructuring liabilities for employee severance and related benefits, located within Compensation and related items on the Consolidated Balance Sheets:

	Fiscal Years Ended July 31,
	2026	2025
Beginning balance	$9,665	$180
Additions	26,778	25,309
Payments	(29,826)	(15,824)
Ending balance	$6,617	$9,665

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

	2026	2025	2024
NET SALES:
Recreational vehicles
North American Towable
Travel Trailers	$1,865,588	$2,298,926	$2,395,246
Fifth Wheels	1,311,099	1,485,740	1,284,425
Total North American Towable	3,176,687	3,784,666	3,679,671
North American Motorized
Class A	673,300	633,418	776,836
Class C	1,283,822	1,068,113	1,162,140
Class B	498,038	474,073	506,874
Total North American Motorized	2,455,160	2,175,604	2,445,850
Total North American	5,631,847	5,960,270	6,125,521
European
Motorcaravan	1,830,789	1,657,916	1,747,291
Campervan	946,580	837,809	1,064,293
Caravan	149,504	177,749	235,928
Other RV-related	369,856	350,487	317,468
Total European	3,296,729	3,023,961	3,364,980
Total recreational vehicles	8,928,576	8,984,231	9,490,501
Other	976,976	859,609	781,927
Intercompany eliminations	(297,407)	(264,350)	(229,020)
Total	$9,608,145	$9,579,490	$10,043,408

19.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) (“OCI”) and the changes in the Company’s accumulated other comprehensive income (loss) (“AOCI”) by component were as follows:

	2026
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$8,847	$1,543	$10,390	$(7,036)	$3,354
OCI before reclassifications	3,905	929	4,834	354	5,188
OCI, net of tax for the fiscal year	3,905	929	4,834	354	5,188
AOCI, net of tax	$12,752	$2,472	$15,224	$(6,682)	$8,542

	2025
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(93,984)	$278	$(93,706)	$(3,435)	$(97,141)
OCI before reclassifications	102,831	1,265	104,096	(3,601)	100,495
OCI, net of tax for the fiscal year	102,831	1,265	104,096	(3,601)	100,495
AOCI, net of tax	$8,847	$1,543	$10,390	$(7,036)	$3,354

	2024
	Foreign Currency Translation Adjustment (1)	Other	AOCI, net of tax, Attributable to THOR	Non-controlling Interests	Total AOCI
Balance at beginning of period, net of tax	$(68,911)	$364	$(68,547)	$(2,583)	$(71,130)
OCI before reclassifications	(25,073)	(86)	(25,159)	(852)	(26,011)
OCI, net of tax for the fiscal year	(25,073)	(86)	(25,159)	(852)	(26,011)
AOCI, net of tax	$(93,984)	$278	$(93,706)	$(3,435)	$(97,141)
(1)We do not recognize deferred taxes for foreign currency translation gains and losses because we do not anticipate reversal in the foreseeable future.

20.WEATHER DAMAGE AT MANUFACTURING FACILITIES

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

Total property losses and expenses incurred related to this event were $69,822, primarily related to damaged motorized chassis. As of July 31, 2025, the insurance claim process was completed and the Company had received all insurance proceeds due related to this event of $81,975, net of the $1,000 deductible. In the fourth quarter of fiscal 2025, the Company recognized a total gain of $12,153 related to this insurance settlement, which includes $5,837 for business interruption and the remainder primarily relates to the insurance replacement reimbursement exceeding the carrying value of the damaged property. The total gain is included in Other income, net in the Consolidated Statements of Income and Comprehensive Income for fiscal 2025, and the impact on the fiscal 2024 results related to this event were not material.

21.SUBSEQUENT EVENT

On September 10, 2026, the Company announced its strategic initiative to unify its North American RV operations and form three distinct operating groups within the Company: North American RV, European and Supply. The announcement included information on the newly named North American RV leadership team and other changes in key management positions. The decisions announced do not impact the fiscal 2026 Consolidated Financial Statements. The Company will be evaluating the impact of these actions on its fiscal 2027 financial reporting including, but not limited to, the potential impact to the determination of reportable segments, operating segments and reporting units.